Form 10-Q
period 2021-06-30
Star Mountain Lower Middle-Market Capital Corp
filed 2021-08-16
CIK 1786835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 814-01399

Star Mountain Lower Middle-Market Capital Corp.
(Exact Name of Registrant as Specified in its Charter)

Delaware	86-3924884
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

140 E. 45th Street, 37th Floor New York, NY	10017
(Address of Principal Executive Office)	(Zip Code)

(212) 810-9044
(Registrant’s Telephone Number, Including Area Code)

N/A
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
None	N/A	N/A

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and, (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 16, 2021, the registrant had 2,317,841 shares of common stock, $0.001 par value, outstanding.

* Date of Formation of the Company

Part I.	Financial Information
Item 1.	Financial Statements.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Statement of Assets and Liabilities

June 30, 2021
(unaudited)
ASSETS
Non-controlled/non-affiliate investments at fair value (amortized cost of $44,370,356)	$47,077,074
Controlled/affiliate investments at fair value (amortized cost of $1,512,574)	1,527,633
Cash	9,187,322
Interest receivable	398,360
Paydown receivable	270,488
Total assets	58,460,877

LIABILITIES
Reimbursement expense payable	121,985
Management fee payable	100,540
Professional fees payable	95,815
Subscriptions received in advance	75,000
Other payable	67,438
Total liabilities	460,778

NET ASSETS
Common shares, $0.001 par value, 200,000,000 shares authorized, 2,317,841 shares issued and outstanding	$2,318
Additional paid-in capital	58,063,711
Accumulated undistributed (overdistributed) earnings	(65,930)
Total net assets	$58,000,099

Net asset value per share	$25.02

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Statement of Operations
 (Unaudited)

For the period May 14, 2021* to June 30, 2021
Non-controlled/non-affiliate investment income:
Interest income	$606,874
PIK interest income	70,705
Dividend income	4,070
Controlled/affiliate investment income:
Interest income	14,176
Total investment income:	695,825

Operating expenses:
Reimbursement expense	121,985
Management fee	100,540
Professional fees	64,841
Organizational expense	62,252
Offering expense	11,836
Director expense	10,521
Total expenses	371,975
Net investment income	323,850

Net gain (loss):
Net change in unrealized gain (loss):
Investments	(389,780)
Net change in unrealized gain (loss)	(389,780)

Net gain (loss)	(389,780)

Net increase (decrease) in net assets resulting from operations	$(65,930)

Per common share data:
Net investment income per share - basic and diluted	$0.17
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$(0.03)
Weighted average shares outstanding - basic and diluted	1,950,784

* Date of Formation of the Company

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Statements of Changes in Net Assets
(Unaudited)

	Common Stock
	Number of shares	Par value of shares	Additional paid-in capital	Accumulated undistributed (overdistributed) earnings	Total net assets
Balance, May 14, 2021*	-	$-	$-	$-	$-
Net investment income	-	-	-	323,850	323,850
Net change in unrealized gain (loss)	-	-	-	(389,780)	(389,780)
Issuance of common shares	2,317,841	2,318	58,063,711	-	58,066,029
Balance, June 30, 2021	2,317,841	$2,318	$58,063,711	$(65,930)	$58,000,099

* Date of Formation of the Company

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Statement of Cash Flows
(Unaudited)

For the period May 14, 2021* to June 30, 2021
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(65,930)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided (used in) operating activities:
Net realized (gain) loss on investments
Net change in unrealized (gain) loss on investments	389,780
Net accretion of discounts and amortization of premiums	(27,517)
Purchases of investments	(6,438,412)
Proceeds from principal payments	136,938
Payment-in-kind interest income	(70,705)
Changes in operating assets and liabilities:
Carried interest payable	(990,732)
Organizational cost payable	(413,685)
Interest receivable	(187,369)
Reimbursement expense payable	121,985
Management fee payable	100,540
Professional fees payable	52,258
Other payable	34,156
Net cash provided by (used in) operating activities	(7,358,693)

Cash flows from financing activities:
Proceeds from issuance of common shares	15,851,000
Subscriptions received in advance	75,000
Net cash provided by (used in) financing activities	15,926,000

Net increase (decrease) in Cash	8,567,307
Cash, beginning of period	620,015
Cash, end of period	$9,187,322

Supplemental disclosures of cash flow information:
Non cash operating activities:
Transfer of investments (see Note 1)	$(42,865,258)
Transfer of cash (see Note 1)	(620,015)
Transfer of carried interest payable (see Note 1)	990,732
Transfer of organizational cost payable (see Note 1)	413,685
Transfer of other receivables and payables (see Note 1)	(134,173)

Non cash financing activities:
Shares issued from BDC conversion (see Note 1)	42,215,029

* Date of Formation of the Company

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Schedule of Investments
June 30, 2021
(Unaudited)

Portfolio Company (1)(2)(3)(4)(5)(6)	Footnotes	Spread Above Index (7)	Interest Rate	Acquisition Date	Maturity	Principal, Shares, Units	Amortized Cost (8)	Fair Value (9)	% of Net Assets
Investments
First lien senior secured term loan
Aerospace & Defense
Consolidated Machine & Tool Holdings, LLC	(10)(11)	L+7.25%	9.25%	1/15/2020	1/15/2025	3,667,487	$3,595,695	$3,595,695	6.3%
						3,667,487	3,595,695	3,595,695	6.3
Commercial Services & Supplies
Novinium, Inc.	(10)(11)	L+8.50%	9.25%	8/14/2020	8/14/2025	2,638,890	2,605,911	2,605,910	4.5
						2,638,890	2,605,911	2,605,910	4.5
Construction & Engineering
Fremont-Wright, LLC	(12)(13)	L+9.00%	10.00%	12/2/2020	12/2/2024	66,176	64,213	64,213	0.1
		L+9.00%	10.00%	12/2/2020	12/2/2024	1,753,676	1,733,262	1,733,262	3.0
						1,819,852	1,797,475	1,797,475	3.1
Consumer Finance
Microf, LLC	(10)	L+12.75	14.75%	3/29/2019	6/30/2023	2,478,102	2,453,536	2,453,536	4.2
						2,478,102	2,453,536	2,453,536	4.2
Diversified Telecommunication Services
YTC Holdings, Inc. (dba Yorktel)	(10)	L+9.75%	11.75%	9/23/2019	9/23/2024	3,684,935	3,646,121	3,646,121	6.3
						3,684,935	3,646,121	3,646,121	6.3
Entertainment
Linden Research, Inc. (dba Linden Labs)	(10)(11)	L+10.00% +1.25% PIK	11.0% Cash/1.25% PIK	12/31/2020	12/31/2025	1,956,653	1,921,358	1,915,526	3.3
						1,956,653	1,921,358	1,915,526	3.3
Healthcare Providers & Services
Arrow Home Health LLC	(10)(14)	L+8.50%	10.50%	3/19/2021	3/19/2026	971,076	952,435	952,435	1.6
						971,076	952,435	952,435	1.6
Household Durables
SkyBell Technologies, Inc.	(10)	L+11.00%	13.00%	12/13/2019	12/13/2024	2,773,532	2,729,693	2,729,693	4.7
						2,773,532	2,729,693	2,729,693	4.7
Household Products
Coop Home Goods LLC (dba Coop Home Goods)	(10)(11)	L+8.00%	9.00%	6/18/2021	6/18/2026	3,571,429	3,498,214	3,498,214	6.0
						3,571,429	3,498,214	3,498,214	6.0
IT Services
CSI IT, LLC (dba Consulting Solutions)	(10)(11)	L+10.50%	11.50%	1/29/2021	1/29/2026	2,051,760	2,013,220	2,013,220	3.5
						2,051,760	2,013,220	2,013,220	3.5
Professional Services
BWG Strategy, LLC	(10)	L+9.00%	10.00%	12/24/2020	12/24/2025	1,320,998	1,295,941	1,295,941	2.2
NSC Technologies, LLC	(10)	L+8.50%	10.75%	4/26/2019	4/26/2024	4,643,099	4,589,419	4,263,758	7.4
Rock Gate Capital, LLC (dba 160 Driving Academy)	(10)(13)	L+9.00%	11.50%	10/16/2019	10/16/2024	3,757,627	3,696,228	3,696,228	6.4
Temporary Housing Directory, LLC	(10)	L+8.50%	10.50%	11/22/2019	11/22/2024	1,472,332	1,450,605	1,450,605	2.5
						11,194,056	11,032,193	10,706,532	18.5
Software
PureCars Technologies, LLC	(10)(11)	L+6.25%	7.75%	4/18/2019	4/18/2024	1,300,000	1,300,000	1,300,000	2.2
						1,300,000	1,300,000	1,300,000	2.2
Road & Rail
Southern Ag Carriers, Inc.	(10)(11)	L+7.50%	9.50%	9/22/2020	9/22/2025	956,938	936,327	936,327	1.6
						956,938	936,327	936,327	1.6
Total first lien senior secured term loan							38,482,178	38,150,684	65.8

Second lien senior secured loan
Professional Services
CorTech, LLC	(10)	L+9.00%	13.00%	4/20/2020	2/1/2024	376,648	371,190	364,331	0.6
CorTech, LLC	(10)	L+9.00%	13.00%	3/13/2020	2/1/2024	497,182	490,130	480,925	0.8
						873,830	861,320	845,256	1.4
Total second lien term loan							861,320	845,256	1.4

Preferred equity securities	(15)
Advertising
Channel Factory Holdings, LLC	(16)	-	5.00% Cash/5.00% PIK	8/27/2020	-	2,381,867	2,085,556	2,854,092	4.9
						2,381,867	2,085,556	2,854,092	4.9
Diversified Telecommunication Services
YTC Holdings, Inc. (dba Yorktel)	(16)	-	8.00% PIK	9/23/2019	-	221,642	1,940,523	3,263,731	5.6
						221,642	1,940,523	3,263,731	5.6
Healthcare Providers & Services
Arrow Home Health LLC	(14)	-	-	12/24/2020	-	571,080	560,139	575,198	1.0
						571,080	560,139	575,198	1.0
Professional Services
Hometown Holdings JV, LLC (dba BWG Strategy)		-	-	12/24/2020	-	666,667	654,399	753,633	1.3
						666,667	654,399	753,633	1.3
Software
PureCars Technologies Holdings, LLC	(16)	-	8.00% PIK	10/25/2019	-	450	214,827	144,665	0.2
						450	214,827	144,665	0.2
Total preferred equity securities							5,455,444	7,591,319	13.0

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Schedule of Investments – (continued)
June 30, 2021
 (Unaudited)

Portfolio Company (1)(2)(3)(4)(5)(6)	Footnotes	Spread Above Index (7)	Interest Rate	Acquisition Date	Maturity	Principal, Shares, Units	Amortized Cost (8)	Fair Value (9)	% of Net Assets
Warrants and other equity securities	(15)
Aerospace & Defense
Consolidated Machine & Tool Holdings, LLC		-	-	1/15/2020	-	127	$142,486	$152,068	0.3%
						127	142,486	152,068	0.3
Construction & Engineering
Fremont-Wright, LLC	(13)	-	-	12/2/2020	-	1	-	28,136	0.1
						1	-	28,136	0.1
Consumer Finance
Microf, LLC		-	-	10/25/2019	-	164,332	-	315,229	0.5
						164,332	-	315,229	0.5
Diversified Telecommunication Services
York Telecom Corporation (dba Yorktel)		-	-	9/23/2019	-	77,195	-	234,849	0.4
Caregility Corporation		-	-	9/23/2019	-	46,227	-	340,260	0.6
						123,422	-	575,109	1.0
Entertainment
LRI Holdco, LLC (dba Linden Labs)		-	-	12/31/2020	-	1	-	10,603	0.0
LRI Holdco, LLC (dba Linden Labs)		-	-	12/31/2020	-	1	43,478	47,302	0.1
						2	43,478	57,905	0.1
Household Durables
SkyBell Technologies, Inc.		-	-	12/13/2019	-	447,159	-	13,370	0.1
						447,159	-	13,370	0.1
Household Products
CHG Parent Holding LLC (dba Coop Home Goods)		-	-	6/18/2021	-	535,714	535,714	535,714	0.9
						535,714	535,714	535,714	0.9
Professional Services
NSC Holdings, LLC		-	-	10/25/2019	-	111	271,262	107,358	0.2
Rock Gate Capital, LLC (dba 160 Driving Academy)		-	-	10/16/2019	-	12,693	-	102,210	0.2
Temporary Housing Directory Holdings, LLC		-	-	11/22/2019	-	91	91,048	70,931	0.1
						12,895	362,310	280,499	0.5
Road & Rail
Southern AG Holdings, Inc.		-	-	9/22/2020	-	147	-	59,418	0.1
						147	-	59,418	0.1
Warrants and other equity securities							1,083,988	2,017,448	3.6
TOTAL INVESTMENTS							$45,882,930	$48,604,707	83.8%

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Schedule of Investments – (continued)
June 30, 2021
 (Unaudited)

(1)
All of the Company’s investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940 (the “1940 Act”), unless otherwise noted. All of the Company’s investments are issued by U.S. portfolio companies unless otherwise noted.

(2)
All investments are non-controlled/non-affiliated investments as defined by the 1940 Act, unless otherwise noted. The 1940 Act classifies investments based on the level of control that the Company maintains in a particular portfolio company.

(3)
All investments are co-investments made with the Company’s affiliates in accordance with the terms of the exemptive relief that the Company received from the U.S. Securities and Exchange Commission (the “SEC”), unless otherwise noted.  See Note 6 “Transactions with Related Parties” in the accompanying notes to the financial statements.

(4)	Unless otherwise indicated, all investments are considered Level 3 assets.
(5)	Unless otherwise indicated, the Company’s portfolio companies are pledged as collateral supporting the amounts outstanding under the Secured Credit Facility (as defined herein).
(6)	Except as otherwise noted, all of the Company’s portfolio company investments are subject to legal restrictions on sales.
(7)
Loan contains a variable rate structure and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”, which can include one or three-month LIBOR) or an alternate base rate which can include the Federal Funds Effective Rate or the Prime Rate, at the borrower’s option, and which reset periodically based on the terms of the loan agreement.

(8)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(9)
Because there is no readily available market value for these investments, the fair value of each of these investments is determined in good faith using significant unobservable inputs by the Company’s board of directors (the “Board”) as required by the 1940 Act. See Note 4 “Fair Value Measurements” in the accompanying notes to the financial statements.

(10)	The interest rate on these loans is subject to 3 month LIBOR, which was 0.15% as of June 30, 2021.
(11)
The Company categorized its unitranche loans as First Lien Senior Secured Loans. The First Lien Senior Secured Loan is comprised of two components: a first out tranche (“First Out”) and last out tranche (“Last Out”). The Company syndicates the First Out tranche and retains the Last Out tranche. The First Out and Last Out tranches have the same maturity date. Interest disclosed reflects the contractual rate of First Lien Senior Secured Loan. The First Out tranche has priority as to the Last Out tranche with respect to payments of principal, interest and any amounts due thereunder. The Company may be entitled to receive additional interest as a result of the Agreement Among Lenders (“AAL”) entered into with the First Out lender.  In exchange for the higher interest rate, the Last Out portion is at a greater risk of loss.

(12)	The interest rate on these loans is subject to 1 month LIBOR, which was 0.10% as of June 30, 2021.
(13)	Position includes an unfunded loan commitment. See Note 8 “Commitments and Contingencies” in the accompanying notes to the financial statements.
(14)
As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” and has “Control” of this portfolio company as the Company and its affiliated funds collectively owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). The Company’s investment in affiliates for the period ended June 30, 2021 were Arrow Home Health LLC which represented $1,527,633 of Fair Value and 2.6% of Net Assets of the Company.

(15)	Ownership of certain equity investments may occur through a holding company or partnership. In no instances are the holding companies or partnerships wholly owned by the Company.
(16)	Investment contains a fixed rate structure.

The Company has no investments on non-accrual status.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Financial Statements
June 30, 2021
(Unaudited)

Note 1. Organization and Principal Business

Star Mountain Lower Middle-Market Capital Corp. (the “Company”) is an externally managed, closed-end management investment company and has elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company’s investment objectives are to generate current income and capital appreciation.

Star Mountain Credit Opportunities Fund, LP was formed as a Delaware limited partnership on August 7, 2019 to make investments in lower middle-market companies and commenced operations on September 16, 2019. On May 14, 2021, Star Mountain Credit Opportunities Fund, LP converted to Star Mountain Lower Middle-Market Capital Corp., via a filing with the State of Delaware of a Certificate of Conversion to a Corporation (“BDC Conversion”).  Following the business development company (“BDC”) conversion, the existing limited partners of Star Mountain Credit Opportunities Fund, LP (the “Private Fund”) became Stockholders of the Company by operation of law.  Following the BDC Conversion, all existing limited partners in the Private Fund became Stockholders of the Company by operation of law, and the value of an investor’s limited partnership interest in the Private Fund was converted into a corresponding number of shares of Common Stock in the Company at a NAV/share of $25.00. Net asset value at the time of the conversion was $42,215,029, which consisted of investments at fair value of $42,865,258, cash of $620,014, carried interest payable of $990,732, organizational cost payable of $413,685, and other receivables and payables, which had a net value of $134,173.  The historical cost basis of investments was carried forward during the BDC Conversion.

Based on analysis of the attributes of the Star Mountain Credit Opportunities Fund, LP predecessor entity versus the Star Mountain Lower Middle-Market Capital Corp. converted entity, it was determined that Star Mountain Lower Middle-Market Capital Corp. was the accounting survivor.

The Company seeks to achieve its investment objectives by investing primarily in privately negotiated loans and equity investments to small and medium-sized businesses (“SMBs”) generally with annual revenues greater than $15 million and earnings before interest, taxes, depreciation and amortization (“EBITDA”) of less than $50 million. The Company is advised by Star Mountain Fund Management, LLC (“Star Mountain Fund Management”, the “Administrator” or the “Advisor”), a registered investment adviser under the 1940 Act. In addition, for U.S. federal income tax purposes, the Company has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The preparation of these financial statements is in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  The accompanying financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. The Company is an investment company and accordingly follows the investment company accounting and reporting guidance of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of June 30, 2021, and the reported revenue generated and expenses incurred during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company applies fair value to substantially all of its financial instruments in accordance with ASC Topic 820 — Fair Value Measurements and Disclosures (“ASC Topic 820”).  ASC Topic 820 defines fair value, establishes a framework used to measure fair value and requires disclosures for fair value measurements, including the categorization of financial instruments into a three-level hierarchy based on the transparency of valuation inputs.  See Note 4 for further discussion regarding the fair value measurements and hierarchy.

ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value.  The Company believes that the carrying amounts of its other financial instruments, such as cash and cash equivalents, receivables and payables approximate the fair value of such items due to the short maturity of such instruments.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Financial Statements
June 30, 2021
(Unaudited)

Revenue Recognition

The Company’s revenue recognition policies are as follows:

Interest income: Interest income is recorded on the accrual basis to the extent that the Company expects to collect such amounts.  Interest income is accrued based upon the outstanding principal amount and contractual terms of debt investments.  For the period from May 14, 2021 to June 30, 2021, $621,050 of interest income has been accrued as shown on the Statement of Operations.

Payment In-Kind Income: The Company has certain investments in its portfolio that contain a payment-in-kind (“PIK”) provision, which represents contractual interest or dividends that are added to the principal balance and recorded as income.  For loans and debt securities with contractual PIK, the Company generally will not accrue PIK interest for accounting purposes if the portfolio company valuation indicates that such PIK interest is not collectible.  To maintain its ability to take a dividend paid deduction, the Company may need to pay out PIK non-cash income amounts in the form of distributions, even though the Company has not yet collected the cash. For the period from May 14, 2021 to June 30, 2021, $70,705 of PIK income has been accrued as shown on the Statement of Operations.

Non-accrual: Loans or preferred equity securities are placed on non-accrual status when interest or dividend payments become 90 days or more past due, or when there is reasonable doubt that principal, interest or dividends will be collected.  Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status.  Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment.  Non-accrual loans are restored to accrual status when past due principal, interest, or dividends are paid, and, in management’s judgment are likely to remain current.  As of June 30, 2021, the Company had no investments on non-accrual status.

Dividend Income: Dividend income to be paid in-kind on equity securities is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income paid in cash is recorded on the date received for portfolio companies.  Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) interests is evaluated to determine if the distribution should be recorded as dividend income or a return of capital.  Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For the period ended June 30, 2021, the Company did not receive any return of capital distributions from its equity investments. For the period from May 14, 2021 to June 30, 2021, $4,070 of dividend income has been accrued as shown on the Statement of Operations.

Original Issue Discount: Discounts to par on portfolio securities are accreted into income over the tenor of the instrument. Any remaining discount is accreted into income upon prepayment or redemption of the instrument and the Company then amortizes such amounts using the effective interest method as interest income over the life of the investment. The unamortized discount as of June 30, 2021 is $610,323 and the amount of original issue discount amortized during the period was $27,517 as reflected in the Statement of Cash Flows.

Amendment, waiver, and consent fees: In connection with modifying credit agreements with portfolio companies to provide additional operating or borrowing flexibility, the Company may be entitled to amendment, waiver and consent fees to compensate for the potentially enhanced credit risk.  Such fees will be recorded as income on the date earned and accrued to the extent the fee is to be compensated in the form of additional principal balance.  No such fees were earned during the period from May 14, 2021 to June 30, 2021.

Early repayment and termination fees: Upon the prepayment of a loan or debt security, any unamortized premium or discount or loan origination fees are recorded as interest income.  To the extent the Company receives early repayment fees in connection with pre-maturity loan agreement termination, such income will be recorded on the date of prepayment.  The Company and its Advisor generally do not structure transactions with a contractual exit fee to be collected upon loan repayment at maturity.  No such fees were earned during the period from May 14, 2021 to June 30, 2021.

Gains and Losses: Investment transactions are recorded on a trade-date basis.  Realized gains or losses on portfolio investments are calculated based upon the difference between the net proceeds from the disposition and the amortized cost basis of the investment, without regard to unrealized gains or losses previously recognized. Realized gains and losses are recorded within net realized gain (loss) on investments on the statements of operations.  Changes in the fair value of investments from the prior period, as approved by the Board based on fair value recommendations from the Advisor in accordance with the Advisor’s valuation policy, are included within net change in unrealized gain (loss) on investments on the statements of operations. No net realized gain (loss) on investments as of June 30, 2021 as represented on the Statement of Operations.

Distributions

Distributions to Stockholders are recorded on the applicable record date. The Company generally intends to make quarterly distributions to its Stockholders out of assets legally available for distribution. All current income and realization proceeds will be retained by the Company and be available for re-investment.  Distributions will be made to Stockholders at such times and in such amounts as determined by the Company’s Board.

The Company has adopted an “opt out” dividend reinvestment plan (“DRP”) for Stockholders. When a distribution is declared, Stockholders’ cash distributions will automatically be reinvested in additional shares of the Company’s common stock (“Common Stock”) unless a Stockholder specifically “opts out” of the Company’s DRP. Stockholders may opt out of the Company’s DRP by providing notice twenty (20) business days in advance of the distribution payment date.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Financial Statements
June 30, 2021
(Unaudited)

If a Stockholder opts out, that Stockholder will receive cash distributions. Although distributions paid in the form of additional shares of Common Stock will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions, Stockholders participating in the Company’s DRP will not receive any corresponding cash distributions with which to pay any such applicable taxes.  If distributions paid exceed tax earnings and profits, portions of the distribution can be recorded as a return of capital.

Earnings per Share

In accordance with the provisions of ASC Topic 260 – Earnings per Share, basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. The weighted average shares outstanding utilized in the calculation of earnings per share take into account share issues on the issuance date and the Company’s repurchases of its Common Stock on the repurchase date. See Note 7 for additional information on the Company’s share activity. For the period presented in these financial statements, there were no potentially dilutive common shares issued.

Segments

In accordance with ASC Topic 280 — Segment Reporting, the Company has determined that it has a single reporting segment and operating unit structure.

Cash

Cash is comprised of cash on deposit with major financial institutions. The Company places the majority of its cash with State Street Bank and Trust Company, a high credit quality institution, to minimize credit risk exposure.

Cash Equivalents

Cash equivalents are highly liquid investments with a current maturity of three months or less at the date of acquisition, which may include temporary investments in U.S. Treasury Bills (of varying maturities) or money market funds.  There were no cash equivalents outstanding on the Company’s statement of assets and liabilities as of June 30, 2021.

Unamortized Deferred Financing Costs

Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings.  As of and for the period ended June 30, 2021, the Company did not have deferred financing costs.

Organization and Offering Costs

Organizational and offering costs to establish the Company are expensed as incurred.  These expenses consist primarily of legal fees and other costs incurred with Company’s share offerings, the preparation of the Company’s registration statement, and registration fees. For the period from May 14, 2021 (date of formation) to June 30, 2021, the Company had organizational costs in the amount of $62,252. For the period from May 14, 2021 to June 30, 2021, the Company had offering costs in the amount of $11,836 as reflected in the Statement of Operations, all of which was payable as of June 30, 2021.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Financial Statements
June 30, 2021
(Unaudited)

Note 2. Summary of Significant Accounting Policies (continued)

Income Taxes

On May 14, 2021, the Company elected to be regulated as a BDC under the 1940 Act. The Company also elected to be treated as a RIC under Subchapter M of the Code, for the taxable year ending December 31, 2021, and intends to qualify annually as a RIC.  As long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its Stockholders.  Rather, any tax liability related to income earned by the Company represents obligations of the Company’s Stockholders and will not be reflected in the financial statements of the Company.

To qualify as a RIC under Subchapter M of the Code, the Company must, among other things, meet certain source-of-income and asset diversification requirements.  In addition, to qualify for RIC tax treatment, the Company must distribute to its Stockholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses.  In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years.  The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. From May 14, 2021 (date of formation) to June 30, 2021, the Company did not record a net expense on the statements of operations for U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”).  ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year.  It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense.  The Company did not record any uncertain income tax positions for the period ending June 30, 2021. The aggregate amortized tax basis cost of investments included on the Schedule of Investments as of June 30, 2021 was $45,882,930. The gross unrealized gain and (loss) on investments for federal tax purposes as of June 30, 2021 was $3,323,517 and $(601,739) respectively, and the net unrealized gain (loss) on investments for federal tax purposes was $2,721,778 as of June 30, 2021.

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on the Company’s financial statements and disclosures. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the period ended June 30, 2021.

Note 3. Investments

The following tables show the composition of the Company’s investment portfolio, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	June 30, 2021
	Amortized Cost		Fair Value
First Lien Senior Secured Loan	$38,482,178	83.8%	$38,150,684	78.5%
Second Lien Senior Secured Loan	861,320	1.9	845,256	1.7
Preferred Equity Securities	5,455,444	11.9	7,591,319	15.6
Warrants and Other Equity Securities	1,083,988	2.4	2,017,448	4.2
Total	$45,882,930	100.0%	$48,604,707	100.0%

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Financial Statements
June 30, 2021
(Unaudited)

Note 3. Investments (continued)

The following tables show the composition of the Company’s investment portfolio by geographic region, at amortized cost and fair value (with corresponding percentage of total portfolio investments). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business:

	June 30, 2021
	Amortized Cost		Fair Value
Midwest	$3,696,228	8.1%	$3,798,438	7.8%
Northeast	7,536,984	16.4	9,534,535	19.6
Southeast	18,175,567	39.6	18,012,141	37.1
Southwest	3,054,227	6.7	3,049,169	6.3
West	13,419,924	29.2	14,210,424	29.2
Total	$45,882,930	100.0%	$48,604,707	100.0%

The following tables show the composition of the Company’s investment portfolio by industry, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	June 30, 2021
	Amortized Cost		Fair Value
Advertising	$2,085,556	4.6%	$2,854,092	5.9%
Aerospace & Defense	3,738,181	8.2	3,747,763	7.7
Commercial Services & Supplies	2,605,911	5.7	2,605,910	5.4
Construction & Engineering	1,797,475	3.9	1,825,611	3.8
Consumer Finance	2,453,536	5.3	2,768,765	5.7
Diversified Telecommunication Services	5,586,644	12.2	7,484,961	15.4
Entertainment	1,964,836	4.3	1,973,431	4.1
Healthcare Providers & Services	1,512,574	3.3	1,527,633	3.1
Household Durables	2,729,693	5.9	2,743,063	5.6
Household Products	4,033,928	8.8	4,033,928	8.3
IT Services	2,013,220	4.4	2,013,220	4.1
Professional Services	12,910,222	28.1	12,585,920	25.9
Road & Rail	936,327	2.0	995,745	2.0
Software	1,514,827	3.3	1,444,665	3.0
Total	$45,882,930	100.0%	$48,604,707	100.0%

Note 4. Fair Value Measurements

Investments

FASB ASC 820, Fair Value Measurement (“ASC 820”), clarifies the definition of fair value as the amount that would be received in the sale of an asset or paid in the transfer of a liability in an orderly transaction between market participants at the measurement date. Where available, the Company uses quoted market prices based on the last sales price on the measurement date.

In accordance with Topic 820, the Company discloses the fair value of its investments in a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to valuations based upon unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to valuations based upon unobservable inputs that are significant to the valuation (Level 3 measurements). To the extent that fair value is based on inputs that are less observable, the determination of fair value requires a significant amount of management judgment.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Financial Statements
June 30, 2021
(Unaudited)

Note 4. Fair Value Measurements (continued)

The three-tier hierarchy of inputs is summarized below.

•	Level 1 - Quoted prices are available in active markets/exchanges for identical investments as of the reporting date.

•
Level 2 - Pricing inputs are observable inputs including, but not limited to, prices quoted for similar assets or liabilities in active markets/exchanges or prices quoted for identical or similar assets or liabilities in markets that are not active, and fair value is determined through the use of models or other valuation methodologies.

•
Level 3 - Pricing inputs are unobservable for the investment and include activities where there is little, if any, market activity for the investment. The inputs into determination of fair value require significant management judgment and estimation.

The inputs used by management in estimating the fair value of Level 3 investments may include valuations and other reporting provided by representatives of the portfolio companies, original transaction prices, recent transactions for identical or similar instruments, and comparisons to fair values of comparable investments, and may include adjustments to reflect illiquidity or non-transferability. The Advisor has policies with extent to its investments, which may assist the Advisor in assessing the quality of information provided by, or on behalf of, each portfolio investment and in determining whether such information continues to be provided by a reliable source or whether further investigation is necessary. Any such investigation, as applicable, may or may not require the Advisor to forego its normal reliance on the value supplied by, or on behalf of, such portfolio investment and to independently determine the fair value of the Company’s interest in such portfolio investments, consistent with the Advisor’s valuation procedures.

The Company has engaged an independent third-party valuation provider, which performs valuation procedures to arrive at estimated valuation ranges of the investments on a quarterly basis. Investments that have been completed within the past three months will be held at cost unless there has been a material event. If there has been a material event or material information that was not known as of the close of the transaction, the independent third-party valuation provider will provide an independent valuation range.  The types of valuation methodologies employed by the third-party valuation provider include discounted cash flow, recent financing and enterprise value valuation methodologies.

The Company’s investments and borrowings are subject to market risk. Market risk is the potential for changes in the value due to market changes. Market risk is directly impacted by the volatility and liquidity in the markets in which the investments and borrowings are traded.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in these securities. The availability of valuation techniques and observable inputs can vary from security to security and is affected by a wide variety of factors including the type of security, whether the security is new and not yet established in the marketplace, and other characteristics particular to the transaction. Inputs may include price information, volatility statistics, specific and broad credit data, liquidity statistics and other factors.

The use of these valuation models requires significant estimation and judgment by the Advisor. While the Company believes its valuation methods are appropriate, other market participants may value identical assets differently than the Company at the measurement date. The methods used by the Company may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. The Company may also have risk associated with its concentration of investments in certain geographic regions and industries.

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Those estimated values do not necessarily represent the amounts that may be ultimately realized due to the occurrence of future circumstances that cannot be reasonably determined. Accordingly, the degree of judgment exercised by the Advisor in determining fair value is greatest for securities categorized in Level 3.

The determination of what constitutes “observable” requires significant judgment by the Advisor. The Advisor considers observable data to be market data which is readily available, regularly distributed or updated, reliable and verifiable, not proprietary, which may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement. The categorization of an investment within the hierarchy is based upon the pricing transparency of the investment and observability of prices and inputs may be reduced for many investments. This condition could cause the investment to be reclassified to a lower level within the fair value hierarchy.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Financial Statements
June 30, 2021
(Unaudited)

Note 4. Fair Value Measurements (continued)

The financial statements include portfolio investments at fair value of $48,604,707 as of June 30, 2021. The portfolio investments’ fair value has been determined in good faith by the Company’s Board. Because of the inherent uncertainty of valuation, the determined values may differ significantly from the values that would have been used had a liquid market existed for the investments as of June 30, 2021.

The following tables present fair value measurements of investments, by major class according to the fair value hierarchy.

	Fair Value Measurements
June 30, 2021	Level 1	Level 2	Level 3	Total
First Lien Senior Secured Loan	$-	$-	$38,150,684	$38,150,684
Second Lien Senior Secured Loan	-	-	845,256	845,256
Preferred Equity Securities	-	-	7,591,319	7,591,319
Warrants and Other Equity Securities	-	-	2,017,448	2,017,448
Total Investments	$-	$-	$48,604,707	$48,604,707

First Lien Senior Secured Loans and Second Lien Senior Secured Loans are collateralized by tangible and intangible assets of the borrowers. These investments include loans to entities that have some level of challenge in obtaining financing from other, more conventional institutions, such as a bank. Interest rates on these loans are either fixed or floating and are based on current market conditions.

	Investments
	First Lien Senior Secured Loan	Second Lien Senior Secured Loan	Preferred Equity Securities	Warrants and Other Equity Securities	Total Investments
Balance as of May 14, 2021	$32,804,029	$854,681	$7,468,793	$1,737,755	$42,865,258
Net Change in unrealized gain (loss) on investments	(204,905)	13,365	57,781	(256,021)	(389,780)
Purchases of investments and other adjustments to cost (1)	5,935,149	1,047	64,745	535,714	6,536,655
Proceeds from principal repayments (2)	(383,589)	(23,837)	-	-	(407,426)
Balance as of June 30, 2021	$38,150,684	$845,256	$7,591,319	$2,017,448	$48,604,707

(1) Includes purchases of new investments, premium and discount accretion and amortization and PIK interest.
(2) Includes paydowns receivable from the Statement of Assets and Liabilities

The net change in unrealized gain (loss) on investments included on the Statement of Operations for the period ending June 30, 2021, attributable to Level 3 investments still held on June 30, 2021, was $(389,780).

Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period which the reclassifications occur. There were no transfers among Levels 1, 2 and 3 during the period ended June 30, 2021.

Purchases and transfers for the period ended June 30, 2021 amounted to $6,438,412 and $42,865,258 of fair value, respectively.

Significant Unobservable Inputs

ASC Topic 820 requires disclosure of quantitative information about the significant unobservable inputs used in the valuation of assets and liabilities classified as Level 3 within the fair value hierarchy. The tables below are not intended to be all-inclusive, but rather to provide information on significant unobservable inputs and valuation techniques used by the Company.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Financial Statements
June 30, 2021
(Unaudited)

Note 4. Fair Value Measurements (continued)

The table below summarizes the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy as of June 30, 2021.

						Range
	Fair Value	Valuation Technique	Unobservable Input	Weighted Average Mean		Minimum		Maximum
Assets:
First Lien Senior Secured Loan	$29,088,712	Discounted Cash Flow	Market Yields	12.10%		8.40%		16.50%
			EBITDA Multiple	8.04	x	3.53	x	12.50	x
First Lien Senior Secured Loan	5,563,758	Discounted Cash Flow	Market Yields	15.00%		9.20%		17.40%
			Revenue Multiple	0.37	x	0.30	x	0.55	x
First Lien Senior Secured Loan	3,498,214	Recent Financing	N/A	N/A		N/A		N/A
Second Lien Senior Secured Loan	845,256	Discounted Cash Flow	Market Yields	17.90%		16.70%		19.10%
			EBITDA Multiple	8.25	x	7.75	x	8.75	x
Preferred Equity Securities	2,998,757	Enterprise Value Method	Revenue Multiple	0.71	x	0.35	x	0.83	x
			EBITDA Multiple	9.17	x	7.00	x	9.75	x
Preferred Equity Securities	4,592,562	Enterprise Value Method	EBITDA Multiple	9.00	x	5.20	x	10.92	x
Warrants and Other Equity Securities	447,618	Enterprise Value Method	Revenue Multiple	2.36	x	0.30	x	3.50	x
Warrants and Other Equity Securities	1,034,116	Enterprise Value Method	EBITDA Multiple	8.62	x	3.53	x	12.50	x
Warrants and Other Equity Securities	535,714	Recent Financing	N/A	N/A		N/A		N/A
Total Level 3 Assets	$48,604,707

An increase or decrease in any of the significant unobservable inputs used in the fair value measurement of the investments would result in a higher or lower fair value measurement.

The significant unobservable input used in the income approach of fair value measurement of the Company’s investments is the discount rate used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. Increases (decreases) in the discount rate would result in a decrease (increase) in the fair value estimate of the investment. Included in the consideration and selection of discount rates are the following factors: risk of default, rating of the investment and comparable investments, and call provisions.

The significant unobservable inputs used in the market approach of fair value measurement of the Company’s investments are the market multiples of EBITDA or revenue of the comparable guideline public companies. The Company selects a population of public companies for each investment with similar operations and attributes of the portfolio company. Using these guideline public companies’ data, a range of multiples of enterprise value to EBITDA or revenue is calculated. The Company selects percentages from the range of multiples for purposes of determining the portfolio company’s estimated enterprise value based on said multiple and generally the latest twelve months EBITDA or revenue of the portfolio company (or other meaningful measure). Increases (decreases) in the multiple will result in an increase (decrease) in enterprise value, resulting in an increase (decrease) in the fair value estimate of the investment.

Note 5. Transactions with Affiliated Companies

The Company and the Advisor have received an exemptive order from the SEC that permits the Company to co-invest with certain accounts managed by the Advisor and/or certain affiliates of the Company. Subject to the terms and conditions specified in the exemptive order, the Company will be able to co-invest alongside certain accounts managed by the Advisor and/or certain affiliates of the Company.

An affiliated company is a company in which the Company has an ownership interest of 5% or more of its voting securities. A controlled affiliate company is a company in which the Company has an ownership interest of more than 25% of its voting securities. Please see the Company’s schedule of investments for the type of investment, principal amount, interest rate including the spread, and the maturity date. From the period from May 14, 2021 (date of formation) to June 30, 2021, the Company did not have an ownership interest of 5% or more of any companies’ voting securities. Transactions related to the Company’s investments with controlled affiliates for the period from May 14, 2021 (date of formation) to June 30, 2021, were as follows:

	Equity Ownership Held by the Company	Equity Ownership Held by Star Mountain Affiliate Funds
Issuer:
Arrow Home Health LLC	3.2%	55.5%

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Financial Statements
June 30, 2021
(Unaudited)

Note 6. Transactions with Related Parties

The Company has entered into an investment advisory agreement with the Advisor (the “Investment Advisory Agreement”), under which Star Mountain Fund Management, LLC, subject to the overall supervision of the Board, provides investment advisory services to the Company. The Company pays the Advisor a fee for its services under the Investment Advisory Agreement consisting of two components – a base management fee and an incentive fee. The cost of both the base management fee and the incentive fee are borne by the Company’s Stockholders, unless such fees are waived by the Advisor.

The Company’s investment activities are managed by the Advisor, which is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring investments and monitoring investments and portfolio companies on an ongoing basis.

Pursuant to the Advisory Agreement, the Company pays to the Advisor a management fee (the “Management Fee”), payable quarterly in arrears at an annual rate of 1.75% per annum of the average of the Company’s total gross assets (excluding cash or cash equivalents but including assets purchased with borrowed amounts) as of the end of each of the two most recently completed calendar quarters. The Management Fee is payable quarterly in arrears and will be appropriately prorated for any partial quarter. For the period from May 14, 2021 (date of formation) to June 30, 2021, the Company incurred Management Fee expenses of $100,540. As of June 30, 2021, $100,540 remained payable.

The incentive fee (“Incentive Compensation”) consists of two parts. The first component of the income incentive fee is payable quarterly in arrears. The Income Incentive Fee will be determined by comparing the Company’s pre-incentive fee net investment income for the preceding quarter. Pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the quarter (including the base management fee), any expenses payable under the administration agreement (the “Administration Agreement”) between the Company and the Administrator and any interest expense and dividends paid on any outstanding preferred stock, but excluding the incentive fee. Pre-incentive fee net investment income will include, in the case of investments with a deferred interest feature such as market discount, debt instruments with PIK interest, preferred stock with PIK dividends and zero-coupon securities, accrued income that the Company has not yet received in cash. The Advisor is not under any obligation to reimburse the Company for any part of the incentive fee it receives that was based on accrued interest that the Company never actually receives.

Pre-incentive fee net investment income does not include any realized capital gains or losses or unrealized capital gains or losses. If any distributions from portfolio companies are characterized as a return of capital, such returns of capital would affect the capital gains incentive fee to the extent a gain or loss is realized. Because of the structure of the incentive fee, it is possible that the Company may pay an incentive fee in a quarter where it incurs a loss. For example, if the Company receives pre-incentive fee net investment income in excess of the hurdle rate (as defined below) for a quarter, the Company will pay the applicable incentive fee even if it has incurred a loss in that quarter due to realized and unrealized capital losses.

Pre-incentive fee net investment income, expressed as a rate of return on the value of the Company’s net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) at the end of the immediately preceding calendar quarter, is compared to a fixed “hurdle rate” of 1.75% per quarter (7% annually).

The Company pays the Advisor an incentive fee with respect to its pre-incentive fee net investment income in each calendar quarter as follows:

•	no incentive fee in any calendar quarter in which the pre-incentive fee net investment income does not exceed the hurdle rate of 1.75% (7% annually);

•
100% of the Company’s pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than or equal to the product of (i) 2.19% per quarter (8.75% annualized) and (ii) the Company’s net assets at the end of the immediately preceding quarter. The Company refers to this portion of the Company’s pre-incentive fee net investment income as the “catch-up” provision. The catch-up is meant to provide the Advisor with approximately 20% of the pre-incentive fee net investment income if a hurdle rate did not apply; and

•
20% of the Company’s pre-incentive fee net investment income that exceeds the “catch-up” provision. This provides that once the hurdle amount and the catch-up provision are achieved, 20% of all pre-incentive fee net investment income thereafter is allocated to the Advisor.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Financial Statements
June 30, 2021
(Unaudited)

These calculations are appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during the current quarter.

The second part of the incentive fee is a capital gains incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 20% of the Company’s realized capital gains as of the end of the fiscal year. In determining the capital gains incentive fee payable to the Advisor, the Company calculates the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since the Company’s inception, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in the Company’s portfolio. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the amortized cost of such investment. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the amortized cost of such investment since the Company’s inception. Aggregate unrealized capital depreciation equals the sum of the difference, if negative, between the valuation of each investment as of the applicable calculation date and the amortized cost of such investment. At the end of the applicable year, the amount of capital gains that will serve as the basis for the calculation of the capital gains incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less aggregate unrealized capital depreciation, with respect to the Company’s portfolio of investments. If this number is positive at the end of such year, then the capital gains incentive fee for such year equals 20% of such amount, less the aggregate amount of any capital gains incentive fees paid in respect of the Company’s portfolio in all prior years.

While the Investment Advisory Agreement with the Advisor neither includes nor contemplates the inclusion of unrealized gains in the calculation of the capital gains incentive fee, pursuant to an interpretation of an American Institute for Certified Public Accountants Technical Practice Aid for investment companies, the Company includes unrealized gains in the calculation of the capital gains incentive fee expense and related accrued capital gains incentive fee. This accrual reflects the incentive fees that would be payable to the Advisor if the Company’s entire portfolio was liquidated at its fair value as of the balance sheet date even though the Advisor is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized. For the period from May 14, 2021 (date of formation) to June 30, 2021, the Company incurred no incentive fee.

The Company has entered into the Administration Agreement with Star Mountain Fund Management, LLC, under which the Company reimburses the Administrator for its allocable portion of overhead and other expenses, including the costs of furnishing the Company with office facilities and equipment and providing clerical, bookkeeping, record-keeping and other administrative services at such facilities, and the Company’s allocable portion of the cost of the chief financial officer and chief compliance officer and their respective staffs. To the extent that the Administrator outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis, without incremental profit, to the Administrator. As of June 30, 2021 reimbursement expense payable is $121,985 as shown on the Statement of Assets and Liabilities. For the period from May 14, 2021 (date of formation) to June 30, 2021 reimbursement expense is $121,985 as shown on the Statement of Operations.

The Company incurs certain fees and expenses paid to the Company’s independent directors (including expenses and costs related to meetings of the independent directors); for the period from May 14, 2021 (date of formation) to June 30, 2021 director expense is $10,521 as shown on the Statement of Operations.

The Company has entered into a sub-administration agreement with SS&C Technologies, Inc. (the “Sub-Administrator”), under which the Sub-Administrator provides various accounting and administrative services to the Company. Administrative services may include maintenance of the Company’s books and records, processing of investor transactions, and calculation of the NAV. For the period ended June 30, 2021, the Company incurred expenses for services provided by the Sub-Administrator of $16,064. As of June 30, 2021, $16,064 remained payable, which is included in professional fees payable on the Statement of Assets and Liabilities.

The Company has entered into a custody agreement with State Street Bank and Trust Company (the “Custodian”). For the period from May 14, 2021 (date of formation) to June 30, 2021, the Company incurred expenses for services provided by the Custodian of $3,945. As of June 30, 2021, $3,945 remained payable, which is included in professional fees payable on the Statement of Assets and Liabilities.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Financial Statements
June 30, 2021
(Unaudited)

Note 7. Stock Issuances

As of June 30, 2021, the total number of shares of all classes of capital stock that the Company has the authority to issue was 200,000,000 shares of Common Stock, par value $0.001 per share.

New Stockholders admitted to the Company or existing Stockholders increasing their Capital Commitments at a particular closing will be required to purchase shares of the Company with an aggregate purchase price necessary to ensure that all Stockholders in the Company have generally contributed the same percentage of their Capital Commitments to the Company immediately following such purchase (a “Catch-up Purchase”) and each such Stockholder shall be issued a number of shares of the Company based on a per share purchase price determined by the Board. A Catch-up Purchase may be made in multiple installments as determined by the Advisor based on the Company’s capital requirements. The per share purchase price referred to in (ii) shall be at least equal to the net asset value per share in accordance with the limitations of Section 23 of the 1940 Act. The Board may set the price per share above the net asset value per share based on a variety of factors, including without limitation, the total amount of the Company’s organizational and other expenses that will have accrued following the Company’s initial closing.

The following table summarizes the issuance of shares for the period from May 14, 2021 (date of formation) to June 30, 2021:

Date	Price per share	Shares Issued	Proceeds
Period from May 14, 2021 to June 30, 2021:
May 14, 2021	$25.00	1,688,601	$42,215,029
June 11, 2021	25.191	629,240	15,851,000
Total		2,317,841	$58,066,029

Note 8. Commitments, Contingencies, and Risks

Commitments: As of June 30, 2021 the Company had $755,173 in outstanding commitments to fund investments. Management believes that the Company’s available cash balances provide sufficient funds to cover its unfunded commitments as of June 30, 2021.

Indemnifications: In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties that provide general indemnification. The Company’s maximum exposure under these agreements is unknown, as    these involve future claims that may be made against the Company but that have not occurred. The Company expects the risk of any future obligations under these indemnification provisions to be remote.

Legal proceedings: In the normal course of business, the Company may be subject to legal and regulatory proceedings that are generally incidental to its ongoing operations. While there can be no assurance of the ultimate disposition of any such proceedings, the Company is not currently aware of any such proceedings or disposition that would have a material adverse effect on the Company’s financial statements.

Concentration of credit and counterparty risk: Credit risk arises primarily from the potential inability of counterparties to perform in accordance with the terms of the contract. In the event that the counterparties do not fulfill their obligations, the Company may be exposed to risk. The risk of default depends on the creditworthiness of the counterparties or issuers of the instruments. It is the Company’s policy to review, as necessary, the credit standing of each counterparty.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Financial Statements
June 30, 2021
(Unaudited)

Note 9. Financial Highlights

The following is a schedule of financial highlights for the period from May 14, 2021 (date of formation) to June 30, 2021:

June 30, 2021
Per share data:
Net asset value at beginning of period	$25.00
Net investment income (loss) (1)	0.17
Net realized and unrealized gain (loss) (1)	(0.20)
Net increase (decrease) in net assets resulting from operations (1)	(0.03)
Other (2)	0.05
Net asset value at end of period	$25.02
Net assets at end of period	$58,000,099
Shares outstanding at end of period	2,317,841
Total return based on average net asset value (3)	0.09%
Ratio/Supplemental data:
Ratio of expenses to average net assets (4)	5.92%
Ratio of net investment income (loss) to average net assets (4)	5.15%
Portfolio turnover (5)	0.90%

(1)	The per share data was derived by using the weighted average shares outstanding during the period presented.
(2)
Includes the effect of share issuances above (below) net asset value and the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.

(3)
Total return based on average net asset value is calculated by dividing the net increase (decrease) in net assets resulting from operations by the average net asset value. Return calculations are not annualized.

(4)	Ratios are annualized. To the extent incentive fees are included within the ratio, they are not annualized.
(5)	Ratio is not annualized.

10. Subsequent Events

The Company has evaluated subsequent events through August 16, 2021, the date on which the financial statements were issued. On July 2, 2021, the Company, entered into a Loan and Servicing Agreement (the “Loan Agreement”) with Sterling National Bank (“SNB”), which provides for a senior secured revolving credit facility (“Secured Credit Facility”). SNB serves as administrative agent and collateral agent.

Advances under the Secured Credit Facility bear interest at a per annum rate equal to the prime rate in effect on such day plus -0.35%. Inclusive of syndication, agency and administrative fees paid to Sterling National Bank, the total annualized cost of capital is estimated to be 3.25%. The Company will also pay a non-utilization fee on the average daily unused amount of the aggregate commitments until the commitment termination date (as defined in the Loan Agreement). As of July 2, 2021, the total commitments under the Secured Credit Facility were $50 million. The Secured Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Secured Credit Facility to $125 million. Proceeds from borrowings under the Secured Credit Facility may be used to finance the acquisition by the Company of certain investments, fulfill payment obligations under the Secured Credit Facility, and to make distributions and payments permitted by the Loan Agreement. All amounts outstanding under the Secured Credit Facility must be repaid by the fourth anniversary of the closing of the Secured Credit Facility. The Company’s obligations to the lenders under the Secured Credit Facility are secured by a first priority security interest in substantially all of the Company’s assets, subject to certain exclusions.

Borrowings under the Secured Credit Facility are limited by various advance rates and concentration limits. In connection with the Secured Credit Facility, the Company has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The Secured Credit Facility is subject to customary events of default for similar financing transactions. Upon the occurrence and during the continuation of an event of default, SNB may declare the outstanding advances and all other obligations under the Secured Credit Facility immediately due and payable.

On August 10, 2021, the Company declared a dividend of $0.13 per share for Stockholders on record as of August 10, 2021, to be paid in the form of cash or additional shares on August 20, 2021, the distribution payment date.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Statements contained in this Form 10-Q (including those relating to current and future market conditions and trends in respect thereof) that are not historical facts are based on current expectations, estimates, projections, opinions and/or beliefs of the Company, the Advisor and Star Mountain. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. Certain information contained in this Form 10-Q constitutes “forward-looking statements,” which can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “seek,” “expect,” “anticipate,” “project,” “estimate,” “intend,” “continue,” “target,” or “believe” or the negatives thereof or other variations thereon or comparable terminology. Due to various risks and uncertainties, actual events or results or the actual performance of the Company may differ materially from those reflected or contemplated in such forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond the Company’s control and are difficult to predict, that could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including, without limitation, the risks, uncertainties and other factors the Company identifies in the section entitled “Item 1A. Risk Factors” and elsewhere in this Form 10-Q and in the Company’s filings with the SEC.

Although the Company believes that the assumptions on which these forward-looking statements are based are reasonable, some of those assumptions are based on the work of third parties and any of those assumptions could prove to be inaccurate; as a result, the forward-looking statements based on those assumptions also could prove to be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Form 10-Q should not be regarded as a representation by us that the Company’s plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Item 1A. Risk Factors” and elsewhere in this Form 10-Q. Investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-Q. The Company does not undertake any obligation to update or revise any forward-looking statements or any other information contained herein, except as required by applicable law. The safe harbor provisions of Section 21E of the Exchange Act, which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this Form 10-Q because the Company is an investment company.

The following factors are among those that may cause actual results to differ materially from the Company’s forward-looking statements:

•	the Company’s future operating results;

•
changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including with respect to changes from the impact of the COVID-19 pandemic; the length and duration of the COVID-19 outbreak in the United States as well as worldwide and the magnitude of the economic impact of that outbreak;

•	interest rate volatility, including volatility associated with the decommissioning of LIBOR and the transition to new reference rates;

•
the effect of the disruption caused by the COVID-19 pandemic on the Company’s ability to effectively manage the Company’s business and on the availability of equity and debt capital and the Company’s use of borrowed money to finance a portion of the Company’s investments;

•	the Company’s business prospects and the prospects of the Company’s prospective portfolio companies;

•	the impact of increased competition;

•	the Company’s contractual arrangements and relationships with third parties;

•	the dependence of the Company’s future success on the general economy and its impact on the industries in which the Company invests;

•	the ability of the Company’s prospective portfolio companies to achieve their objectives.

•	the relative and absolute performance of the Advisor;

•	the ability of the Advisor and its affiliates to retain talented professionals;

•	the Company’s expected financings and investments;

•	the Company’s ability to pay dividends or make distributions;

•	the adequacy of the Company’s cash resources.

•	risks associated with possible disruptions due to terrorism in the Company’s operations or the economy generally;

•	the impact of future acquisitions and divestitures;

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

•	the Company’s regulatory structure and tax status as a BDC and an RIC; and

•	future changes in laws or regulations and conditions in the Company’s operating areas.

The safe harbor provisions of Section 21E of the Exchange Act, which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this Form 10-Q.

Overview:

Star Mountain Lower Middle-Market Corp. is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act, as amended. In addition, for U.S. federal income tax purposes, the Company has elected to be treated as a RIC under the subchapter M of the Internal Revenue Code of 1986, as amended. As such, the Company will be required to comply with various regulatory requirements, such as the requirement to invest at least 70% of the Company’s assets in “qualifying assets,” source of income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of the Company’s taxable income.

The Company’s investment objectives are to generate current income and capital appreciation. The Company seeks to achieve its investment objectives by investing primarily in privately negotiated loans and equity investments to SMBs generally with annual revenues greater than $15 million and earnings before interest, taxes, depreciation and amortization of less than $50 million. Generally, these businesses are owner-operated with an average 20+ year operating history. To accomplish this, the Company plans to make direct investments in SMBs and make investments in investment funds focused primarily on investing in SMBs generally not owned by large private equity firms.

The Company seeks to provide investors with access to a diversified portfolio of credit investments generating current income distributions with equity upside. Capital protection is achieved through defensive structures with affirmative, negative and financial maintenance covenants and active portfolio management which results in generally low volatility and low correlation to public market indices. The Company aims to target diversification of assets by vintage, industry and geography through direct originations and acquisitions of loan portfolios.

The Company’s investment strategy may be complemented by secondary fund investments and secondary loans, consisting of generally non-brokered purchases of limited partnership interests in lower middle-market credit-oriented funds and secondary loans. This complementary strategy may result in portfolio construction and diversification benefits.

The Company’s investments are subject to a number of risks. See “Part 2. Item 1A. Risk Factors.”

Characteristics of and Risks Related to Investments in Private Companies:

The Company will generally invest in limited partnership interests of funds focused on making investments in SMBs and in long-term loans to and private equity investments in small and medium-sized private companies that do not have an established trading market. The Company typically exits its debt and equity investments through structured terms and amortization or when the portfolio company has a liquidity event such as a sale, recapitalization, or initial public offering of the company. The illiquidity of the Company’s investments may adversely affect the Company’s ability to dispose of debt and equity securities at times when it may be otherwise advantageous for the Company to liquidate such investments. In addition, if the Company were forced to immediately liquidate some or all of the investments in the portfolio, the proceeds of such liquidation could be significantly less than the current value of such investments.

Investments in private businesses involve a high degree of business and financial risk, which can result in substantial losses for the Stockholders in those investments and accordingly should be considered speculative. There is generally no publicly available information about the companies in which the Company invests, and the Company relies significantly on the diligence of its service providers and agents to obtain information in connection with investment decisions. If the Company is unable to identify all material information about these companies, among other factors, the Company may fail to receive the expected return on investment or lose some or all of the money invested in these companies. In addition, these businesses may have shorter operating histories, narrower product lines, smaller market shares and less experienced management than their larger competitors and may be more vulnerable to customer preferences, market conditions, and loss of key personnel, or economic downturns, which may adversely affect the return on, or the recovery of, investments in such businesses.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Operating and Regulatory Structure:

The Company’s investment activities are managed by Star Mountain Fund Management, LLC and supervised by the Board, a majority of whom are independent. Under the Investment Advisory Agreement, the Company pays Star Mountain Fund Management, LLC a quarterly management fee based on the Company’s average gross assets as well as incentive fees based on the Company’s performance.

The Company has entered into an Administration Agreement with Star Mountain Fund Management, LLC to serve as Administrator for the Company. Pursuant to the Administration Agreement, Star Mountain Fund Management, LLC will provide the Company with services such as accounting, financial reporting, legal and compliance support and investor relations support, necessary for the Company to operate or engage a third-party firm to perform some or all of these functions.

Revenues:

The Company generates revenues primarily through receipt of interest income from the Portfolio Investments the Company holds. In addition, the Company generates income from various loan origination and other fees and dividends on direct equity investments. The debt the Company invests in will typically not be rated by any rating agency, but if it were, it is likely that such debt would be rated below investment grade.

Expenses:

The Advisor and/or any affiliate of the Advisor that enters into an Administration Agreement with the Company are authorized to incur and pay, in the name and on behalf of the Company, all expenses which they deem necessary or advisable.

The Advisor is responsible for and pays, or causes to be paid, all Overhead Expenses, except to the extent provided below. For this purpose, “Overhead Expenses” include overhead expenses of an ordinarily recurring nature such as rent, utilities, supplies, secretarial expenses, stationery, charges for furniture, fixtures and equipment, employee benefits including insurance, payroll taxes and compensation of all employees.

The Company reimburses the Advisor or its affiliates, as applicable, for all costs and expenses incurred in connection with administering the Company’s business including out of pocket expenses (including travel, lodging and meals), the Company’s allocable portion of the Advisor’s or any affiliated Administrator’s Overhead Expenses in performing its obligations under the Advisory Agreement or any Administration Agreement, as applicable, including rent and the allocable portion of the compensation paid by the Advisor or its affiliates, as applicable, to the Company’s Chief Compliance Officer and Chief Financial Officer and their respective staffs (based on the percentage of time such individuals devote, on an estimated basis, to the business affairs of the Company), third-party software licensing, implementation, data management and recovery services and custom development costs.

All other expenses are borne by the Company, including legal, accounting, tax, auditing, consulting and other professional expenses (including, without limitation, expenses relating to establishing reputation and public relations in connection with self-sourced lending or other financial transactions); the Management Fee and Incentive Compensation; professional liability insurance (including costs relating to directors’ and officers’ liability insurance and errors and omissions insurance); research and market data expenses; interest on indebtedness; custodial fees; bank service fees; investment-related fees and expenses (such as third-party sourcing fees, fees and expenses of legal and other professionals, due diligence expenses and travel, lodging and meal expenses) related to the analysis, purchase or sale of investments, whether or not the investments are consummated; expenses related to special purpose vehicles (each, an “SPV”) (including, without limitation, Overhead Expenses related thereto); interest payable on debt, if any, incurred to finance the Company’s investments; other expenses related to the purchase, monitoring, sale, settlement, custody or transmittal of Company assets (directly or through trading affiliates) as are determined by the Advisor or an affiliate thereof, as applicable, in its sole discretion (including costs associated with systems and software used in connection with investment-related activities); costs of reporting to Stockholders and Stockholder meetings; administration fees and expenses charged by any third-party provider of administration services; entity-level taxes; expenses relating to the offer, transfer, sale and marketing of shares; filing fees and expenses; Federal and state registration fees and expenses; regulatory and compliance fees and expenses of the Company (including with respect to any registration activities of the Company); costs of winding up and liquidating the Company; costs associated with ensuring compliance with the applicable BDC and RIC requirements, including, but not limited to, costs incurred in connection with the organization of, and transfer of assets to, a private investment vehicle; expenses incurred in connection with a Stockholder that defaults in respect of a capital commitment; and other expenses associated with the operation of the Company and its investment activities, including extraordinary expenses such as litigation, workout and restructuring and indemnification expenses, if any.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

The Company is also responsible for the costs of the offering of common shares and other securities, including, but not limited to, all expenses incurred in connection with an IPO; costs and expenses relating to distributions paid to Stockholders; costs of effecting sales and repurchases of the Company’s securities; allocated costs incurred by the Advisor or its affiliate in providing managerial assistance to those companies in which the Company has invested who request it; transfer agent fees; fees and expenses paid to the Company’s independent directors (including expenses and costs related to meetings of the independent directors); for the period from May 14, 2021 (date of formation) to June 30, 2021 director expense is $10,521 as shown on the Statement of Operations. Additionally costs include  preparing and filing reports with the SEC and other Company reporting and compliance costs, including registration and listing fees; the Company’s allocable portion of the fidelity bond; the costs of reports, proxy statements or other notices to Stockholders, including printing and mailing costs; the costs of any Stockholders’ meetings and communications; expenses payable under any underwriting agreement, including associated fees, expenses and any indemnification obligations; and all other expenses incurred by the Company in connection with maintaining its status as a BDC. In addition, the Company may make investments in investment funds focused primarily on investing in SMBs. As a result, the Company (and the Stockholders, indirectly through the Company) bears the Company’s proportionate share of the fees and expenses paid by the shareholders of such investment fund.

Generally, expenses incurred directly in connection with a particular investment (or proposed investment) of the Company and other accounts managed by the Advisor and/or certain affiliates (the “Star Mountain Accounts”) are allocated among the Company and other Star Mountain Accounts pro rata based upon capital invested (or proposed to be invested) in such investment; provided that expenses specifically attributable to the Company or any other Star Mountain Account may be allocated to the Company or any such other Star Mountain Account, as applicable. The Advisor allocates other expenses among the Company and other Star Mountain Accounts in a fair and equitable manner taking into account such factors as it deems appropriate.

Notwithstanding the foregoing, in light of the Company’s investment mandate, which may include investments in small loans, niche credits and other similar securities, it may not be practical to specifically allocate certain investment-related expenses to the particular loans to which they relate. The Advisor, in its absolute and sole discretion, may instead allocate such expenses (along with expenses that relate to transactions that are not consummated) pro rata across one or more investments.

Advisor Expenses:

The Advisor shall pay (a) the respective compensation and expenses of the officers and employees of the Advisor, including salaries and benefits of the officers and employees of the Advisor, except as otherwise specified; (b) expenses associated with office space and facilities, utilities and telephone services, news, quotation and similar information and pricing services, computer equipment, travel expenses and support of the Advisor incurred in connection with Company operations; and (c) organizational expenses in excess of $1,000,000.

Board Approval of the Investment Advisory Agreement:

The Investment Advisory Agreement was approved by the Board at a meeting of the Board called, in part, for such purpose, on February 24, 2021. Such approval was made in accordance with, and on the basis of an evaluation satisfactory to the Board as required by, Section 15(c) of the 1940 Act and applicable rules and regulations thereunder, including a consideration of, among other factors, (i) the nature, quality and extent of the advisory and other services to be provided under the agreement, (ii) the investment performance of the personnel who manage investment portfolios with objectives similar to the Company’s, (iii) comparative data with respect to advisory fees or similar expenses paid by other BDCs with similar investment objectives and (iv) information about the services to be performed and the personnel performing such services under the agreement.

Portfolio and Investment Activity:

During the period from May 14, 2021 (date of formation) to June 30, 2021, the Company invested (net of original issue discount) $4.1 million in 1 new portfolio company, $2.4 million in 2 existing portfolio companies as reflected in the Schedule of Investments.

The Company had $407,426 in principal repayments from May 14, 2021 to June 30, 2021 as reflected in the Statement of Cash Flows, of which $136,938 was paid in cash as of June 30th, 2021 (with the remaining balance as receivable).

As of June 30, 2021, the Company’s investments consisted of the following:

	June 30, 2021
Fair Value:
First Lien Senior Secured Loan	$38,150,684	78.5%
Second Lien Senior Secured Loan	845,256	1.7
Preferred Equity Securities	7,591,319	15.6
Warrants and Other Equity Securities	2,017,448	4.2
Total	$48,604,707	100.00%

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

The table below describes investments by industry composition based on fair value as of June 30, 2021:

	June 30, 2021
Fair Value:
Advertising	$2,854,092	5.9%
Aerospace & Defense	3,747,763	7.7
Commercial Services & Supplies	2,605,910	5.4
Construction & Engineering	1,825,611	3.8
Consumer Finance	2,768,765	5.7
Diversified Telecommunication Services	7,484,961	15.4
Entertainment	1,973,431	4.1
Healthcare Providers & Services	1,527,633	3.1
Household Durables	2,743,063	5.6
Household Products	4,033,928	8.3
IT Services	2,013,220	4.1
Professional Services	12,585,920	25.9
Road & Rail	995,745	2.0
Software	1,444,665	3.0
Total	$48,604,707	100.0%

Portfolio Asset Quality:

The Advisor employs an investment risk rating to assign each investment an investment grade no less than quarterly.  The system is intended primarily to reflect the underlying risk of a portfolio investment relative to the Company’s initial cost basis in respect of such portfolio investment (i.e., at the time of origination), although it may also take into account under certain circumstances, the portfolio company’s cash flow generation relative to underwriting expectations, recent business performance trends, collateral coverage and other relevant factors.

When necessary, the Advisor will update its investment risk ratings, borrowing base criteria and covenant compliance reports. The investment risk rating of a particular investment should not, however, be deemed to be a guarantee of the investment’s future performance.

Investment
Performance
Risk Rating	Summary Description
Grade 1	Investment is performing above expectations. Full return of principal, interest and dividend income is expected.

Grade 2	Investment is performing in-line with expectations. Risk factors remain neutral or favorable compared with initial underwriting. All investments are given a “2” at the time of origination.

Grade 3	Investment is performing below expectations. Capital impairment or payment delinquency is not anticipated. The investment may also be out of compliance with certain financial covenants.

Grade 4
Investment is performing below expectations. Quantitative or qualitative risks have increased materially. Delinquency of interest and / or dividend payments is anticipated. No loss of principal anticipated.

Grade 5
Investment is performing substantially below expectations. It is anticipated that the Company will not recoup its initial cost basis and may realize a loss upon exit. Most or all of the debt covenants are out of compliance. Amortization, interest and / or dividend payments are substantially delinquent.

In the event of credit deterioration, the Advisor may form a team or engage outside advisors to preserve the value of the Company’s investment, including requirement of additional equitization from the ownership group or exercising other creditor rights.

For investments rated 4 or 5, the Advisor enhances its level of scrutiny over the monitoring of such portfolio company and will develop an action plan to address the underperformance.  The Advisor’s senior investment team has extensive experience managing investments through workouts, restructurings, and bankruptcies.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

The following table shows the distribution of the Company’s investments on the 1 to 5 investment performance risk rating scale as of June 30, 2021:

Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$2,854,092	5.9%
2	39,089,578	80.4
3	6,661,037	13.7
4	-	-
5	-	-
Total	$48,604,707	100.0%

Results of Operations:

The Company is a newly-formed entity that commenced principal operations on May 14, 2021. Since the Company commenced principal operations on May 14, 2021, there are no prior periods with which to compare the Company’s operations results.

The following table represents the operating results for the period from May 14, 2021 (date of formation) to June 30, 2021:

Period from May 14, 2021 to June 30, 2021
Total investment income	$695,825
Total expenses	371,975
Net investment income before taxes	323,850
Income taxes, including excise taxes	-
Net investment income	323,850
Net realized gain (loss) on investments	-
Net realized gain (loss)	-
Net change in unrealized gain loss on investments	(389,780)
Net change in unrealized gain (loss)	(389,780)
Net increase (decrease) in net assets resulting from operations	$(65,930)

Investment Income:

The composition of the Company’s investment income was as follows:

Period from May 14, 2021 to June 30, 2021
Non-controlled/non-affiliate investment income
Interest income	$606,874
PIK interest income	70,705
Dividend income	4,070
Controlled/affiliate investment income
Interest income	14,176
Total investment income	$695,825

Operating Expenses:

The composition of the Company’s operating expenses was as follows:

Period from May 14, 2021 to June 30, 2021
Reimbursement expense	$121,985
Base management fees	100,540
Organizational expense	62,252
Professional and offering fees	76,677
Directors’ fees	10,521
Expenses	$371,975

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Income Taxes, Including Excise Tax:

On May 14, 2021, the Company elected to be regulated as a BDC under the 1940 Act. The Company also elected to be treated as a RIC under Subchapter M of the Code, for the taxable year ending December 31, 2021, and intends to qualify annually as a RIC.  As long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its Stockholders.  Rather, any tax liability related to income earned by the Company represents obligations of the Company’s Stockholders and will not be reflected in the financial statements of the Company.

To qualify as a RIC under Subchapter M of the Code, the Company must, among other things, meet certain source-of-income and asset diversification requirements.  In addition, to qualify for RIC tax treatment, the Company must distribute to its Stockholders, for each taxable year, at least 90.0% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses.  In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98.0% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years.  The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4.0% nondeductible U.S. federal excise tax on this income. From May 14, 2021 (date of formation) to June 30, 2021, the Company did not record a net expense on the statements of operations for U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”).  ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year.  It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense.  The Company did not record any uncertain income tax positions for the period ending June 30, 2021.

Net Increase (Decrease) in Net Assets Resulting from Operations:

For the period from May 14, 2021 (date of formation) to June 30, 2021, the net increase (decrease) in net assets resulting from operations was $(65,930). Based on the weighted average shares of Common Stock outstanding for the period from May 14, 2021 (date of formation) to June 30, 2021, the Company’s per share net increase (decrease) in net assets resulting from operations was $(0.03).

Financial Condition, Liquidity and Capital Resources:

The Company will generate cash primarily from the net proceeds generated from private offerings, and from cash flows from fees, interest and dividends earned from investments and principal repayments and proceeds from sales of investments. The Company’s primary use of funds will be direct credit and equity investments in SMBs, payments of expenses and distributions to holders of the Company’s Common Stock and, to a lesser extent, the Company may invest in limited partnership interests of funds focused on making investments in SMBs. As June 30, 2021, the Company had approximately $9.2 million in cash on hand and no debt outstanding.

In accordance with the 1940 Act, the Company generally is required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all borrowings and any preferred stock that may be issued in the future, of at least 150%. If this ratio declines below 150%, the Company cannot incur additional debt and could be required to sell a portion of the Company’s investments to repay some debt when it is disadvantageous to do so.

Capital Contributions:

During the period from May 14, 2021 to June 30, 2021, the Company entered into subscription agreements (collectively, the “Subscription Agreements”) with new investors, providing for the private placement of common shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase common shares up to the amount of their respective capital commitments on an as-needed basis with a minimum of 8 business days’ prior notice. As of June 30, 2021, the Company had received capital commitments totaling $91.8 million.

At the time of the BDC Conversion on May 14, 2021, the Company issued and sold 1,688,601 shares of the Company’s Common Stock, par value $0.001 per share, for an aggregate offering price of $42,215,029.

Pursuant to a capital drawdown notice to its investors, the Company issued and sold 629,240 shares of the Company’s Common Stock, par value $0.001 per share, on June 11, 2021, for an aggregate offering price of $15,851,000.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Distributions:

The Board will determine the timing and amount, if any, of the Company’s distributions. The Company intends to pay distributions on a quarterly basis. In order to avoid corporate-level tax on the distributed income as a RIC, the Company must distribute to Stockholders at least 90.0% of ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, on an annual basis out of the assets legally available for such distributions. In order for the Company to avoid certain excise taxes imposed on RICs, the Company currently intends to distribute, or be deemed to distribute, during each calendar year an amount at least equal to the sum of (1) 98.0% of the Company’s ordinary income for the calendar year, (2) 98.2% of the Company’s capital gain in excess of capital loss for the one-year period ending on October 31 of such calendar year and (3) any ordinary income and net capital gain for preceding years that were not distributed during such years and on which we paid no U.S. federal income tax.

The Company has adopted an “opt out” DRP for Stockholders. When a distribution is declared, Stockholders’ cash distributions will automatically be reinvested in additional shares of Common Stock unless a Stockholder specifically “opts out” of the Company’s DRP. Stockholders may opt out of the Company’s DRP by providing notice twenty (20) business days in advance of the distribution payment date.

If a Stockholder opts out, that Stockholder will receive cash distributions. Although distributions paid in the form of additional shares of Common Stock will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions, Stockholders participating in the Company’s DRP will not receive any corresponding cash distributions with which to pay any such applicable taxes.  If distributions paid exceed tax earnings and profits, portions of the distribution can be recorded as a return of capital.

Transactions with Related Parties:

The Company has various business relationships with affiliated or related parties, including the following:
•
The Company has an Investment Advisory Agreement with Star Mountain Fund Management, LLC, an investment advisor registered with the SEC, to manage day-to-day operating and investing activities. The Company pays Star Mountain Fund Management, LLC a fee for its services under the Investment Advisory Agreement consisting of two components - a base management fee and an incentive fee. See Note 2 to the financial statements and “Significant Accounting Policies” for additional information.

•
The Company has an Administration Agreement with Star Mountain Fund Management, LLC to provide the Company with the office facilities and administrative services necessary to conduct day-to-day operations. See Note 2 to the financial statements for additional information.

•
Brett A. Hickey, the Company’s Chief Executive Officer and Chairman of the Board, is also the Chief Executive Officer of Star Mountain Fund Management, LLC. Christopher J. Gimbert, the Company’s Chief Financial Officer, is also the Chief Financial Officer of Star Mountain Fund Management, LLC. Stephen B. Paras serves as a director on the Board and is a Managing Director and Chief Credit Officer of Star Mountain Fund Management, LLC. Jaspal Bajaj, the Company’s Chief Compliance Officer, is also the Chief Compliance Officer and Controller of Star Mountain Fund Management, LLC.

•
The Company has a license agreement with Star Mountain Capital, LLC, under which Star Mountain Capital, LLC, has agreed to grant the Company a non-exclusive, royalty-free license to use the name “Star Mountain Capital” for specified purposes in the Company’s business.

In addition, the Company has adopted a formal code of ethics that governs the conduct of Star Mountain Capital’s officers, directors and employees. The Company’s officers and directors also remain subject to the duties imposed by both the 1940 Act and Delaware General Corporation Law.

Contractual Obligations:

Payments for investment advisory services under the Investment Advisory Agreement in future periods are equal to (a) a management fee calculated at an annual rate of 1.75% of the value of the Company’s gross assets and (b) an incentive fee based on the Company’s performance. The Company has entered into an administration agreement with Star Mountain Fund Management, LLC to serve as the Company’s Administrator. The Company anticipates that the Administrator will be reimbursed for administrative expenses incurred on the Company’s behalf.

Off-Balance Sheet Arrangements:

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources of the Company.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Critical Accounting Policies:

This discussion of the Company’s expected operating plans is based upon the Company’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S., or GAAP. The preparation of these financial statements will require the Advisor to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. In addition to the discussion below, the Company’s critical accounting policies, including revenue recognition and taxes, have been described in Item 1. Note 2. Summary of Significant Accounting Policies.

Valuation of Portfolio Investments:

Investments for which market quotations are readily available are typically valued at those market quotations. To validate market quotations, the Company utilizes a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available are valued quarterly at fair value as determined in good faith by the Board, based on, among other considerations, the input of the Advisor, the Company’s Audit Committee and independent third-party valuation firm, engaged at the direction of the Board.

The Board oversees a multi-step valuation process, which includes, among other procedures, the following:
•
the quarterly valuation process commences with each portfolio company or investment being initially evaluated by the investment professionals of the Advisor responsible for the monitoring of the portfolio investment;

•
the Advisor’s Valuation Committee reviews the valuations provided by the independent third-party valuation firm and develops a valuation recommendation. Valuation recommendations are presented to the Audit Committee of the Board;

•	the Audit Committee of the Board reviews valuation recommendations of the Advisor incorporating any adjustments or further supplements by the Advisor to the valuations; and
•
the Board discusses these valuations and determines the fair value of each investment in the portfolio in good faith, based on the input of the Advisor, the independent valuation firm, and the Audit Committee.

The Company applies Financial Accounting Standards Board Accounting Standards Codification 820, Fair Value Measurement (ASC 820), as amended, which establishes a framework for measuring fair value in accordance with U.S. GAAP and required disclosures of fair value measurements. ASC 820 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820, the Company considers its principal market to be the market that has the greatest volume and level of activity. ASC 820 specifies a fair value hierarchy that prioritizes and ranks the level of observability of inputs used in determination of fair value.

The three-tier hierarchy of inputs is summarized below.

•	Level 1 - Quoted prices are available in active markets/exchanges for identical investments as of the reporting date.

•
Level 2 - Pricing inputs are observable inputs including, but not limited to, prices quoted for similar assets or liabilities in active markets/exchanges or prices quoted for identical or similar assets or liabilities in markets that are not active, and fair value is determined through the use of models or other valuation methodologies.

•
Level 3 - Pricing inputs are unobservable for the investment and include activities where there is little, if any, market activity for the investment. The inputs into determination of fair value require significant management judgment and estimation.

The use of these valuation models requires significant estimation and judgment by the Advisor. The Advisor uses a third-party valuation firm to ensure fair values are determined on an independent basis. While the Company believes its valuation methods are appropriate, other market participants may value identical assets differently than the Company at the measurement date. The methods used by the Company may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. The Company may also have risk associated with its concentration of investments in certain geographic regions and industries.

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Those estimated values do not necessarily represent the amounts that may be ultimately realized due to the occurrence of future circumstances that cannot be reasonably determined. Accordingly, the degree of judgment exercised by the Advisor in determining fair value is greatest for securities categorized in Level 3.

The determination of what constitutes “observable” requires significant judgment by the Advisor. The Advisor considers observable data to be market data, which is readily available, regularly distributed or updated, reliable and verifiable, not proprietary, which may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement. The categorization of an investment within the hierarchy is based upon the pricing transparency of the investment and observability of prices and inputs may be reduced for many investments. This condition could cause the investment to be reclassified to a lower level within the fair value hierarchy.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

In addition, on December 3, 2020, the SEC announced its adoption of Rule 2a-5 under the 1940 Act, which establishes an updated regulatory framework for determining fair value in good faith for purposes of the 1940 Act. The new rule clarifies how fund boards can satisfy their valuation obligations in light of recent market developments. The rule will permit boards, subject to board oversight and certain other conditions, to designate certain parties to perform the fair value determinations. The Company will continue to review the new rule and its impact on the Company and its valuation policies, and will comply with its valuation requirements on or before the SEC’s compliance date in 2022.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to financial market risks, including changes in interest rates. The Company invests primarily in illiquid debt securities of private companies. Most of the Company’s investments do not have a readily available market price, and the Company values these investments at fair value as determined in good faith by the Board in accordance with the Company’s valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each Portfolio Investment while employing a consistently applied valuation process for the types of investments the Company makes.

The majority of the loans in the Company’s portfolio have floating interest rates, and we expect that the Company’s loans in the future may also have floating interest rates. These loans are usually based on a floating LIBOR and typically have interest rate re-set provisions that adjust applicable interest rates under such loans to current market rates on a monthly or quarterly basis. The majority of the loans in the Company’s current portfolio have interest rate floors which will effectively convert the loans to fixed rate loans in the event interest rates decrease.

On March 5, 2021, the United Kingdom’s Financial Conduct Authority (“FCA”) and ICE Benchmark Authority formally announced the dates after which the LIBORs will no longer be representative and subsequently cease publication. Certain LIBORs (e.g., all EUR and CHF LIBOR settings, the Spot Next/Overnight, 1 week, 2 month and 12 month JPY and GBP LIBOR settings, and the 1 week and 2 months US dollar LIBOR settings) will cease publication after December 31, 2021. However, the publication of certain other LIBORs (e.g., the overnight, 1 month, 3 month, 6 month, and 12 months USD LIBOR settings) will continue through at least June 30, 2023. This announcement and any additional regulatory or market changes may have an adverse impact on the Company’s investments, performance or financial condition. Until then, the Company may continue to invest in instruments that reference such rates or otherwise use such reference rates due to favorable liquidity or pricing. The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on the Company’s overall financial condition or results of operations. In addition, if LIBOR ceases to exist, we may need to renegotiate agreements extending beyond the expected transition dates with the Company’s portfolio companies that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on the Company’s overall financial condition or results of operations. Following the replacement of LIBOR, some or all of these agreements may bear interest a lower interest rate, which could have an adverse impact on the Company’s results of operations. Moreover, if LIBOR ceases to exist, we may need to renegotiate certain terms of the Company’s credit facilities. If we are unable to do so, amounts drawn under the Company’s credit facilities may bear interest at a higher rate, which would increase the cost of the Company’s borrowings and, in turn, affect the Company’s results of operations.

Assuming that the statement of assets and liabilities as of June 30, 2021, was to remain constant and that we took no actions to alter the Company’s existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change in Interest Rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in net investment income
Down 25 basis points	$-	$-	$-
Up 100 basis points	25,626	-	25,626
Up 200 basis points	188,318	-	188,318
Up 300 basis points	555,262	-	555,262

Although we believe that this analysis is indicative of the Company’s existing sensitivity to interest rate changes, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in the Company’s portfolio and other business developments, including borrowing under the credit facility or other borrowings that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Item 4.	Controls and Procedures

Evaluation of Disclosure over Financial Procedures: The Advisor’s disclosure controls and procedures include internal controls and other procedures designed to provide reasonable assurances that information required to be disclosure in this and other reports filed under the Securities Exchange Act of 1934, as amended, is recorded processed, summarized and reported within the required time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

The Company’s Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in alerting them on a timely basis in relation to material Company information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934.  Any system of controls, regardless of design and execution, can provide only reasonable assurance of achieving the desired control objectives.

Changes in Internal Control over Financial Reporting: Future events may impact the effectiveness of a system of controls, and managerial judgement will be required to evaluate the cost-benefit relationship of implementing incremental controls and procedures. There have been no changes in the Company’s internal control over financial reporting that occurred during the period from May 14, 2021 to June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

As a BDC, the Company cannot generally issue and sell its Common Stock at a price below net asset value per share. It may, however, issue and sell its Common Stock, at a price below the current net asset value of the Common Stock, or issue and sell warrants, options or rights to acquire such Common Stock, at a price below the current net asset value of the Common Stock if the Company’s Board determines that such sale is in the Company’s best interest and in the best interests of its Stockholders, and its Stockholders have approved the policy and practice of making such sales within the preceding 12 months. In any such case, the price at which the securities are to be issued and sold may not be less than a price that, in the determination of the Board, closely approximates the market value of such securities.

As a BDC, the Company is prohibited under the 1940 Act from knowingly participating in certain transactions with its affiliates, including the Company’s officers, directors, investment adviser, principal underwriters and certain of their affiliates, without the prior approval of the members the Board who are not interested persons and, in some cases, prior approval by the SEC through an exemptive order (other than pursuant to current regulatory guidance). The Company and the Advisor have received an exemptive order from the SEC that permits the Company to co-invest with Star Mountain Accounts and other affiliates of the Advisor. Subject to the terms and conditions specified in the exemptive order, the Company will be able to co-invest alongside Star Mountain Accounts or affiliates of the Advisor.

As a BDC, the Company expects to be periodically examined by the SEC for compliance with the 1940 Act.

As a BDC, the Company will be required to provide and maintain a bond issued by a reputable fidelity insurance company to protect the Company against larceny and embezzlement.

The Advisor has relief from registration with the CFTC as a CPO with respect to the Company, and the Advisor is exempt from registration with the CFTC as a CTA with respect to the Company and is therefore not be required to provide Stockholders with certified annual reports and other disclosure documents that satisfy the requirements of CFTC rules applicable to registered CPOs and CTAs.

Part II.	Other Information

Item 1.	Legal Proceedings

Neither the Company, nor the Company’s subsidiaries nor the Advisor are currently subject to any material legal proceedings.

Item 1A.	Risk Factors

An investment in our securities involves a high degree of risk. Other than the item noted below, there have been no material changes to the risk factors previously reported under Item 1A: “Risk Factors” of Post-Effective Amendment No. 1 to our Registration Statement on Form 10 which was filed with the SEC on June 25, 2021. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, financial condition and/or operating results.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Changes in Interest Rates May Affect Net Investment Income

The Company’s debt investments may be based on floating rates, such as the London Interbank Offer Rate (“LIBOR”), EURIBOR, the Federal Funds Rate or the Prime Rate. General interest rate fluctuations may have a substantial negative impact on the Company’s investments, the value of its interests and the rate of return on invested capital. The Company’s floating rate investments may be linked to LIBOR and it is unclear how increased regulatory oversight and changes in the method for determining LIBOR may affect the value of the financial obligations to be held by or issued to the Company that are linked to LIBOR, or how such changes could affect the Company’s results of operations or financial condition. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to the Company or on its overall financial condition or results of operations.

In the recent past, concerns have been publicized that some of the member banks surveyed by British Bankers’ Association (“BBA”) in connection with the calculation of LIBOR across a range of maturities and currencies may have been under-reporting or otherwise manipulating the inter-bank lending rate applicable to them in order to profit on their derivative positions or to avoid an appearance of capital insufficiency or adverse reputational or other consequences that may have resulted from reporting inter-bank lending rates higher than those they actually submitted. A number of BBA member banks entered into settlements with their regulators and law enforcement agencies with respect to alleged manipulation of LIBOR.

In recent years, the number of unsecured interbank funding transactions in the LIBOR markets has declined substantially and public and private sector industry initiatives have focused on identifying new or alternative reference rates that could be used in place of IBORs. On March 5, 2021, the United Kingdom’s Financial Conduct Authority (“FCA”) and ICE Benchmark Authority formally announced the dates after which the LIBORs will no longer be representative and subsequently cease publication. Certain LIBORs (e.g., all EUR and CHF LIBOR settings, the Spot Next/Overnight, 1 week, 2 month and 12 month JPY and GBP LIBOR settings, and the 1 week and 2 months US dollar LIBOR settings) will cease publication after December 31, 2021. However, the publication of certain other LIBORs (e.g., the overnight, 1 month, 3 month, 6 month, and 12 months USD LIBOR settings) will continue through at least June 30, 2023. This announcement and any additional regulatory or market changes may have an adverse impact on the Company’s investments, performance or financial condition. Until then, the Company may continue to invest in instruments that reference such rates or otherwise use such reference rates due to favorable liquidity or pricing.

In the United States, the Alternative Reference Rate Committee (“ARRC”), which is sponsored by the Board of Governors of the Federal Reserve System, has designated the Secured Overnight Financing Rate (“SOFR”) as the best rate to replace U.S. dollar LIBOR as a benchmark rate, and the Federal Reserve Bank of New York began publishing SOFR on April 3, 2018. SOFR is an overnight rate based on trade-level data from various segments of the U.S. Treasury repo market. However, unlike LIBOR, SOFR is a secured (and, accordingly, a more risk-free) rate, and is a “backward-looking” overnight rate (and therefore does not include forward-looking term maturities (such as 1-month, 3-month, and 6-month rates)). The ARRC has, as part of its transition plan, initiatives to help develop term structures for SOFR that will be available by the end of 2021. Working groups in other countries for Sterling LIBOR, Euro LIBOR, Yen LIBOR and Swiss LIBOR are also working on designating alternative reference rates for use in lieu of LIBOR in those currencies.

Although market participants, together with regulators, are working diligently to construct a viable alternative benchmark rate to LIBOR rates, there is no assurance that appropriate and usable alternative reference rates will be developed by the end of 2021, or that there will be sufficient liquidity in the markets using those alternative reference rates.

There is also no assurance that the characteristics of any alternative reference rates that are designated will be similar to those of any LIBOR, or that any alternative reference rate will be suitable for use as a benchmark rate for any particular product or security, or that use of an alternative reference rate will produce the economic equivalence of the LIBOR-based rate currently used for such products or securities.

A reduction in the interest rates on new investments relative to interest rates on current investments could also have an adverse impact on the Company’s net interest income. An increase in interest rates could decrease the value of any investments the Company holds which earn fixed interest rates, including subordinated loans, senior and junior secured and unsecured debt securities and loans and high yield bonds, and also could increase the Company’s interest expense, thereby decreasing its net income. Also, an increase in interest rates available to investors could make investment in the Company less attractive if the Company is not able to increase its dividend or distribution rate, which could reduce the value of an investment in the Company.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Investors should also be aware that a change in the general level of interest rates can be expected to lead to a change in the interest rate the Company may receive on many of its debt investments. Accordingly, a change in the interest rate could make it easier for the Company to meet or exceed the performance threshold and may result in a substantial increase in the amount of incentive fees payable to the Advisor with respect to the portion of the incentive fee based on income.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

At the time of the BDC Conversion, the Company issued and sold 1,688,601 shares of the Company’s Common Stock, par value $0.001 per share on May 14, 2021, for an aggregate offering price of $42,215,029.

Pursuant to a capital drawdown notice to its investors, the Company issued and sold 629,240 shares of the Company’s Common Stock, par value $0.001 per share, on June 11, 2021, for an aggregate offering price of $15,851,000.

The sales of Common Stock were made pursuant to subscription agreements entered into by the Company and its investors. Under the terms of the subscription agreements, investors are required to fund drawdowns to purchase shares of Common Stock up to the amount of their respective capital commitments on an as needed basis with a minimum of eight business days’ prior notice to the funding date.

Item 3.	Defaults on Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Index to Exhibits, which is incorporated herein by reference.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1	Certificate of Incorporation (incorporated by reference to the Company’s Form 10 Registration Statement filed on May 7, 2021)

3.2	By-Laws (incorporated by reference to the Company’s Form 10 Registration Statement filed on May 7, 2021)

10.1	Investment Advisory Agreement (incorporated by reference to the Company’s Form 10 Registration Statement filed on May 7, 2021)

10.2	Administration Agreement (incorporated by reference to the Company’s Form 10 Registration Statement filed on May 7, 2021)

10.3	Form of Subscription Agreement (incorporated by reference to the Company’s Form 10 Registration Statement filed on May 7, 2021)

10.4	Certificate of Conversion to a Corporation (incorporated by reference to the Company’s Form 10 Registration Statement filed on May 7, 2021)

10.5
Loan and Servicing Agreement, dated as of July 2, 2021, by and among Star Mountain Lower Middle-Market Capital Corp., as borrower, the lenders party thereto and Sterling National Bank, in its capacities as collateral agent and administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-56259), filed on July 15, 2021)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Star Mountain Lower Middle-Market Capital Corp.

	By:	/s/	Brett A. Hickey
		Name:	Brett A. Hickey
		Title:	Chief Executive Officer and President

	By:	/s/	Christopher J. Gimbert
		Name:	Christopher J. Gimbert
		Title:	Chief Financial Officer

Date: August 16, 2021