Form 10-Q
period 2021-09-30
Star Mountain Lower Middle-Market Capital Corp
filed 2021-11-15
CIK 1786835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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

As of November 15, 2021, the registrant had 2,574,446 shares of common stock, $0.001 par value, outstanding.

* Date of Formation of the Company

Part I. Financial Information
Item 1. Financial Statements.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Statement of Assets and Liabilities

September 30, 2021
(unaudited)
ASSETS
Non-controlled/non-affiliate investments at fair value (amortized cost of $65,235,288)	$68,929,253
Controlled/affiliate investments at fair value (amortized cost of $1,454,561)	1,493,057
Cash	2,140,016
Interest receivable	331,400
Deferred financing cost	267,068
Paydown receivable	238,936
Total assets	73,399,730

LIABILITIES

Credit facility payable	5,000,000
Subscriptions received in advance	1,533,750
Management fee payable	363,761
Professional fees payable	238,017
Legal fees payable	127,884
Incentive fee payable	124,180
Reimbursement expense payable	115,068
Other payable	105,282
Credit facility interest payable	104,815
Organizational cost payable	65,476
Total liabilities	7,778,233
Net assets	$65,621,497

NET ASSETS
Common shares, $0.001 par value, 200,000,000 shares authorized, 2,574,446 shares issued and outstanding	$2,575
Additional paid-in capital	64,503,856
Accumulated undistributed (overdistributed) earnings	1,115,066
Total net assets	$65,621,497

Net asset value per share	$25.49

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Statements of Operations
 (Unaudited)

	For the three months ended September 30,	For the period May 14, 2021* to September 30,
	2021	2021
Non-controlled/non-affiliate investment income:
Interest income	$1,434,199	$2,041,073
PIK interest income	86,232	156,937
Dividend income	52,343	56,413
Controlled/affiliate investment income:
Interest income	25,814	39,990
Total investment income:	1,598,588	2,294,413
Operating expenses:
Management fee	263,221	363,761
Organizational expense	210,303	272,555
Professional fees	164,258	229,099
Legal expense	199,114	199,114
General and administrative fees	22,181	156,002
Incentive fee	124,180	124,180
Interest and other financing fees	123,535	123,535
Director expense	20,164	30,685
Total expenses	1,126,956	1,498,931
Net investment income	471,632	795,482
Net gain (loss):
Net change in unrealized gain (loss):
Investments	1,010,683	620,903
Net change in unrealized gain (loss)	1,010,683	620,903

Net gain (loss)	1,010,683	620,903

Net increase (decrease) in net assets resulting from operations	$1,482,315	$1,416,385

Per common share data:
Net investment income per share - basic and diluted	$0.19	$0.35
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.61	$0.62
Weighted average shares outstanding - basic and diluted	2,442,963	2,274,216

* Date of Formation of the Company

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Statements of Changes in Net Assets
(Unaudited)

	Common Stock
				Accumulated
				undistributed
	Number of	Par value of	Additional paid-	(overdistributed)
	shares	shares	in capital	earnings	Total net assets
Balance, June 30, 2021	2,317,841	$2,318	$58,063,711	$(65,930)	$58,000,099
Net investment income	-	-	-	471,632	471,632
Net realized gain (loss)	-	-	-	-	-
Net change in unrealized gain (loss)	-	-	-	1,010,683	1,010,683
Issuance of common shares	244,608	245	6,139,406	-	6,139,651
Distributions declared to stockholders	-	-	-	(301,319)	(301,319)
Stock issued in connection with dividend reinvestment plan	11,997	12	300,739	-	300,751
Balance, September 30, 2021	2,574,446	$2,575	$64,503,856	$1,115,066	$65,621,497

	Common Stock
				Accumulated
				undistributed
	Number of	Par value of	Additional paid-	(overdistributed)
	shares	shares	in capital	earnings	Total net assets

Balance, May 14, 2021*	-	$-	$-	$-	$-
Net investment income	-	-	-	795,482	795,482
Net realized gain (loss)	-	-	-	-	-
Net change in unrealized gain (loss)	-	-	-	620,903	620,903
Issuance of common shares	2,562,449	2,563	64,203,117	-	64,205,680
Distributions declared to stockholders	-	-	-	(301,319)	(301,319)
Stock issued in connection with dividend reinvestment plan	11,997	12	300,739	-	300,751
Balance, September 30, 2021	2,574,446	$2,575	$64,503,856	$1,115,066	$65,621,497

* Date of Formation of the Company

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Statement of Cash Flows
(Unaudited)

For the period May 14, 2021* to September 30, 2021
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$1,416,385
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided (used in) operating activities:
Net change in unrealized (gain) loss on investments	(620,903)
Net accretion of discounts and amortization of premiums	(64,386)
Purchases of investments	(27,543,376)
Proceeds from principal payments	589,614
Amortization of deferred financing costs	17,532
Payment-in-kind interest income	(156,937)
Changes in operating assets and liabilities:
Interest receivable	(120,409)
Carried interest payable	(990,732)
Organizational cost payable	(348,209)
Incentive fee payable	124,180
Legal fees payable	127,884
Credit facility interest payable	104,815
Reimbursement expense payable	115,068
Management fee payable	363,761
Professional fees payable	194,460
Other payable	72,021
Net cash provided by (used in) operating activities	(26,719,232)

Cash flows from financing activities:
Proceeds from issuance of common shares	21,990,651
Proceeds from credit facility	6,000,000
Repayments of credit facility	(1,000,000)
Distributions paid	(568)
Deferred financing and debt issuance costs paid	(284,600)
Subscriptions received in advance	1,533,750
Net cash provided by (used in) financing activities	28,239,233

Net increase (decrease) in Cash	1,520,001
Cash, beginning of period	620,015
Cash, end of period	$2,140,016

Supplemental disclosures of cash flow information:
Non cash operating activities:
Transfer of investments (see Note 1)	$(42,865,258)
Transfer of cash (see Note 1)	(620,015)
Transfer of carried interest payable (see Note 1)	990,732
Transfer of organizational cost payable (see Note 1)	413,685
Transfer of other receivables and payables (see Note 1)	(134,173)

Non cash financing activities:
Shares issued from BDC conversion (see Note 1)	42,215,029
Shares issued from dividend reinvestment plan (see Note 9)	300,751

* Date of Formation of the Company

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Schedule of Investments
September 30, 2021
(Unaudited)

Portfolio Company (1)(2)(3)(4)(5)(6)	Footnotes	Spread Above Index (7)	Interest Rate	Acquisition Date	Maturity	Principal, Shares, Units	Amortized Cost (8)	Fair Value (9)	% of Net Assets
Investments
First lien senior secured term loan
Aerospace & Defense
Consolidated Machine & Tool Holdings, LLC	(10)(11)	L+7.25%	9.25%	1/15/2020	1/15/2025	3,667,487	$3,600,817	$3,478,429	5.3%
						3,667,487	3,600,817	3,478,429	5.3
Commercial Services & Supplies
Novinium, Inc.	(10)(11)	L+8.50%	9.25%	8/14/2020	8/14/2025	2,586,807	2,556,341	2,586,806	3.9
						2,586,807	2,556,341	2,586,806	3.9
Construction & Engineering
Fremont-Wright, LLC	(12)(13)	L+9.00%	10.00%	12/2/2020	12/2/2024	66,176	64,313	64,313	0.1
		L+9.00%	10.00%	12/2/2020	12/2/2024	1,731,618	1,716,930	1,716,930	2.6
Mechanair, LLC	(10)	L+10.50%	11.50%	9/2/2021	9/2/2026	6,964,286	6,792,227	6,792,227	10.4
						8,762,080	8,573,470	8,573,470	13.1
Consumer Finance
Microf, LLC	(10)	L+12.75	14.75%	3/29/2019	6/30/2023	2,465,587	2,441,144	2,465,587	3.8
						2,465,587	2,441,144	2,465,587	3.8
Diversified Telecommunication Services
YTC Holdings, Inc. (dba Yorktel)	(10)	L+9.75%	11.75%	9/23/2019	9/23/2024	3,610,985	3,574,654	3,574,654	5.4
YTC Holdings, Inc. (dba Yorktel)	(16)		10.00% PIK	7/12/2021	12/15/2021	502,231	490,210	490,210	0.7
						4,113,216	4,064,864	4,064,864	6.1
Entertainment
Linden Research, Inc. (dba Linden Labs)	(10)(11)	L+10.00% +1.25% PIK	11.0% Cash/1.25% PIK	12/31/2020	12/31/2025	1,956,690	1,921,559	1,956,690	3.0
						1,956,690	1,921,559	1,956,690	3.0
Healthcare Providers & Services
Arrow Home Health LLC	(10)(14)	L+8.50%	10.50%	3/19/2021	3/19/2026	910,546	893,442	890,589	1.4
						910,546	893,442	890,589	1.4
Household Durables
SkyBell Technologies, Inc	(10)	L+11.00%	13.00%	12/13/2019	12/13/2024	2,735,236	2,693,259	2,735,236	4.2
						2,735,236	2,693,259	2,735,236	4.2
Household Products
Coop Home Goods LLC (dba Coop Home Goods)	(10)(11)	L+8.00%	9.00%	6/18/2021	6/18/2026	3,571,429	3,501,297	3,518,036	5.4
						3,571,429	3,501,297	3,518,036	5.4
IT Services
CSI IT, LLC (dba Consulting Solutions)	(10)(11)	L+10.50%	11.50%	1/29/2021	1/29/2026	2,025,455	1,987,702	2,006,352	3.1
						2,025,455	1,987,702	2,006,352	3.1
Professional Services
BWG Strategy, LLC	(10)	L+9.00%	10.00%	12/24/2020	12/24/2025	1,313,510	1,290,716	1,313,510	2.0
NSC Technologies, LLC	(10)	L+8.50%	10.75%	4/26/2019	4/26/2024	4,609,016	4,555,730	4,143,669	6.3
Rock Gate Capital, LLC (dba 160 Driving Academy)	(10)(13)	L+9.00%	11.50%	10/16/2019	10/16/2024	3,733,882	3,677,712	3,733,882	5.7
Temporary Housing Directory, LLC	(10)	L+8.50%	10.50%	11/22/2019	11/22/2024	1,456,399	1,436,382	1,485,951	2.3
Trailer Park Group Holdings LLC	(10)	L+6.75%	7.75%	8/2/2021	8/2/2026	3,718,220	3,627,408	3,627,408	5.5
						14,831,027	14,587,948	14,304,420	21.8
Software
PureCars Technologies, LLC	(10)(11)	L+6.25%	7.75%	4/18/2019	4/18/2024	1,300,000	1,300,000	1,300,000	2.0
						1,300,000	1,300,000	1,300,000	2.0
Road & Rail
Southern Ag Carriers, Inc.	(10)(11)	L+7.50%	9.50%	9/22/2020	9/22/2025	956,938	937,333	956,938	1.5
						956,938	937,333	956,938	1.5
Total first lien senior secured term loan							49,059,176	48,837,417	74.6

Second lien senior secured loan
Construction & Engineering
DCCM, LLC		L+7.75%	8.75%	8/6/2021	12/30/2026	7,085,635	6,944,456	6,944,456	10.6
						7,085,635	6,944,456	6,944,456	10.6
Professional Services
CorTech, LLC	(10)	L+9.00%	13.00%	4/20/2020	2/1/2024	361,355	356,476	359,425	0.5
CorTech, LLC	(10)	L+9.00%	13.00%	3/13/2020	2/1/2024	476,719	470,261	474,173	0.7
CorTech, LLC	(10)	L+9.00%	13.00%	8/31/2021	2/1/2024	933,589	915,389	928,603	1.4
						1,771,663	1,742,126	1,762,201	2.6
Total second lien term loan							8,686,582	8,706,657	13.2

Preferred equity securities	(15)
Advertising
Channel Factory Holdings, LLC	(16)	-	5.00% Cash/5.00% PIK	8/27/2020	-	2,381,867	2,111,111	2,991,695	4.6
						2,381,867	2,111,111	2,991,695	4.6
Construction & Engineering
Mechanair Holdings, LLC	(16)	-	5.00% Cash/8.51% PIK	9/2/2021	-	1,190,476	1,190,476	1,190,476	1.8
						1,190,476	1,190,476	1,190,476	1.8
Diversified Telecommunication Services
YTC Holdings, Inc. (dba Yorktel)	(16)	-	8.00% PIK	9/23/2019	-	221,642	1,981,156	3,446,908	5.3
						221,642	1,981,156	3,446,908	5.3
Healthcare Providers & Services
Arrow Home Health LLC	(14)	-	-	12/24/2020	-	571,080	561,119	602,468	0.9
						571,080	561,119	602,468	0.9
Professional Services
Hometown Holdings JV, LLC (dba BWG Strategy)		-	-	12/24/2020	-	666,667	654,936	893,846	1.4
Trailer Park Group Holdings LLC	(16)	-	-	8/2/2021	-	371,822	364,578	371,822	0.6
						1,038,489	1,019,514	1,265,668	2.0
Software
PureCars Technologies Holdings, LLC	(16)	-	8.00% PIK	10/25/2019	-	482	229,117	319,072	0.5
						482	229,117	319,072	0.5
Total preferred equity securities							7,092,493	9,816,287	13.3

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Schedule of Investments – (continued)
September 30, 2021
 (Unaudited)

Portfolio Company (1)(2)(3)(4)(5)(6)	Footnotes	Spread Above Index (7)	Interest Rate	Acquisition Date	Maturity	Principal, Shares, Units	Amortized Cost (8)	Fair Value (9)	% of Net Assets
Warrants and other equity securities	(15)
Aerospace & Defense
Consolidated Machine & Tool Holdings, LLC	(17)	-	-	1/15/2020	-	127	$142,485	$100,683	0.2%
						127	142,485	100,683	0.2
Construction & Engineering
DCCM, LLC		-	-	8/6/20201	-	768	767,611	767,611	1.2
Fremont-Wright, LLC	(13)	-	-	12/2/2020	-	1	-	17,613	0.0
						769	767,611	785,224	1.2
Consumer Finance
Microf, LLC		-	-	10/25/2019	-	164,332	-	382,880	0.6
						164,332	-	382,880	0.6
Diversified Telecommunication Services
Caregility Corporation		-	-	9/23/2019	-	46,227	-	570,088	0.9
York Telecom Corporation (dba Yorktel)		-	-	9/23/2019	-	77,195	-	75,833	0.1
						123,422	-	645,921	1.0
Entertainment
LRI Holdco, LLC (dba Linden Labs)		-	-	12/31/2020	-	1	-	11,913	0.0
LRI Holdco, LLC (dba Linden Labs)		-	-	12/31/2020	-	1	43,478	49,676	0.1
						2	43,478	61,589	0.1
Household Durables
SkyBell Technologies, Inc.		-	-	12/13/2019	-	447,159	-	15,035	0.0
						447,159	-	15,035	0.0
Household Products
CHG Parent Holding LLC (dba Coop Home Goods)		-	-	6/18/2021	-	535,714	535,714	535,714	0.8
						535,714	535,714	535,714	0.8
Professional Servicea
NSC Holdings, LLC		-	-	10/25/2019	-	111	271,262	49,919	0.1
Rock Gate Capital, LLC (dba 160 Driving Academy)		-	-	10/16/2019		12,693	-	102,210	0.2
Temporary Housing Directory Holdings, LLC		-	-	11/22/2019	-	91	91,048	331,540	0.5
						12,895	362,310	483,669	0.8
Road & Rail
Southern AG Holdings, Inc.		-	-	9/22/2020	-	147	-	51,234	0.1
						147	-	51,234	0.1
Warrants and other equity securities							1,851,598	3,061,949	4.8

TOTAL INVESTMENTS							$66,689,849	$70,422,310	105.9%

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Schedule of Investments – (continued)
September 30, 2021
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
(7)
Loan contains a variable rate structure and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”, which can include one or three- month LIBOR) or an alternate base rate which can include the Federal Funds Effective Rate or the Prime Rate, at the borrower’s option, and which reset periodically based on the terms of the loan agreement.

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

(10)	The interest rate on these loans is subject to 3 month LIBOR, which was 0.13% as of September 30, 2021.
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

(12)	The interest rate on these loans is subject to 1 month LIBOR, which was 0.08% as of September 30, 2021.
(13)	Position includes an unfunded loan commitment. See Note 8 “Commitments and Contingencies” in the accompanying notes to the financial statements.
(14)
As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” and has “Control” of this portfolio company as the Company and its affiliated funds collectively owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). The Company’s investment in affiliates for the period ended September 30, 2021 were Arrow Home Health, LLC which represented $1,493,057 of Fair Value and 2.3% of Net Assets of the Company. Transactions related to investments in “Controlled/Affiliate Investments” for the period ended September 30, 2021 were as follows:

Portfolio Company	Type of Investment	Amount of Realized Gain (Loss)	Amount of Unrealized Gains (Loss)	Amount of Interest or Dividends Credited to Income (a)	June 30, 2021 Value	Gross Additions (b)	Gross Reductions (c)	September 30, 2021 Value
Arrow Home Health LLC (d)	First lien senior securred term loan	$-	$(2,853)	$39,160	$952,435	$1,538	$(63,384)	$890,589
	Preferred equity securities (571,080 shares)	-	41,349	-	575,198	27,270	-	602,486
Total Affiliate Investments		$-	$38,496	$39,160	$1,527,633	$28,808	$(63,384)	$1,493,057

(a)	Represents the total amount of interest, fees or dividends credited to income for the portion of the period an investment was included in the Affiliate category.
(b)
Gross additions include increase in the cost basis of investments resulting from purchases, PIK interest or amortization of original issue discount. Gross additions also include net increases in unrealized appreciation or net decreases in unrealized depreciation.

(c)
Gross reductions include decreases in the total cost basis of investments resulting from principal repayments or sales. Gross reductions also include net increases in unrealized depreciation or net decreases in unrealized appreciation.

(d)	The fair value of the investment was determined using significant unobservable inputs.

(15)	Ownership of certain equity investments may occur through a holding company or partnership. In no instances are the holding companies or partnerships wholly owned by the Company.
(16)	Investment contains a fixed rate structure.
(17)	The Company has received 46 units of incentive shares which have no Cost or Fair Value as of September 30, 2021.

The Company has no investments on non-accrual status.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Financial Statements
September 30, 2021
(Unaudited)

Note 1. Organization and Principal Business

Star Mountain Lower Middle-Market Capital Corp. (the “Company”) is an externally managed, closed-end management investment company and has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company’s investment objectives are to generate current income and capital appreciation.

Star Mountain Credit Opportunities Fund, LP was formed as a Delaware limited partnership on August 7, 2019 to make investments in lower middle-market companies and commenced operations on September 16, 2019. On May 14, 2021, Star Mountain Credit Opportunities Fund, LP converted to Star Mountain Lower Middle-Market Capital Corp., via a filing with the State of Delaware of a Certificate of Conversion to a Corporation (“BDC Conversion”). Following the BDC Conversion, the existing limited partners of Star Mountain Credit Opportunities Fund, LP (the “Private Fund”) became Stockholders of the Company by operation of law, and the value of an investor’s limited partnership interest in the Private Fund was converted into a corresponding number of shares of Common Stock in the Company at a NAV/share of $25.00. Net asset value at the time of the BDC Conversion was $42,215,029, which consisted of investments at fair value of $42,865,258, cash of $620,014, carried interest payable of $990,732, organizational cost payable of $413,685, and other receivables and payables, which had a net value of $134,173. The historical cost basis of investments was carried forward during the BDC Conversion.

Based on analysis of the attributes of the Star Mountain Credit Opportunities Fund, LP predecessor entity versus the Star Mountain Lower Middle-Market Capital Corp. converted entity, it was determined that Star Mountain Lower Middle-Market Capital Corp. was the accounting survivor.

The Company seeks to achieve its investment objectives by investing primarily in privately negotiated loans and equity investments to small and medium-sized businesses (“SMBs”) generally with annual revenues greater than $15 million and earnings before interest, taxes, depreciation and amortization (“EBITDA”) of less than $50 million. The Company is advised by Star Mountain Fund Management, LLC (“Star Mountain Fund Management”, the “Administrator” or the “Advisor”), a registered investment adviser under the 1940 Act. In addition, for U.S. federal income tax purposes, the Company has elected to be treated and intends to continue to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of September 30, 2021, and the reported revenue generated and expenses incurred during the reporting period. Actual results could differ from those estimates.

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

The Company has reclassified reimbursement expense and offering expense as shown for the period May 14, 2021 to June 30, 2021 to General and Administrative Fees on the Statements of Operations for the three months ended September 30, 2021 and for the period May 14, 2021 to September 30, 2021.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Financial Statements
September 30, 2021
(Unaudited)

Note 2. Summary of Significant Accounting Policies (continued)

Revenue Recognition

The Company’s revenue recognition policies are as follows:

Interest income: Interest income is recorded on the accrual basis to the extent that the Company expects to collect such amounts. Interest income is accrued based upon the outstanding principal amount and contractual terms of debt investments. For the three months ended September 30, 2021 and the period from May 14, 2021 to September 30, 2021, $1,460,013 and $2,081,063 of interest income has been accrued as shown on the Statement of Operation. As of September 30, 2021, $331,400 of interest income is receivable as shown on the Statement of Assets and Liabilities.

Payment In-Kind Income: The Company has certain investments in its portfolio that contain a payment-in-kind (“PIK”) provision, which represents contractual interest or dividends that are added to the principal balance and recorded as income. For loans and debt securities with contractual PIK, the Company generally will not accrue PIK interest for accounting purposes if the portfolio company valuation indicates that such PIK interest is not collectible. To maintain its ability to take a dividend paid deduction, the Company may need to pay out PIK non-cash income amounts in the form of distributions, even though the Company has not yet collected the cash. For the three months ended September 30, 2021 and for the period from May 14, 2021 to September 30, 2021, $86,232 and $156,937, respectively, of PIK income has been accrued as shown on the Statement of Operations.

Non-accrual: Loans or preferred equity securities are placed on non-accrual status when interest or dividend payments become 90 days or more past due, or when there is reasonable doubt that principal, interest or dividends will be collected. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal, interest, or dividends are paid, and, in management’s judgment are likely to remain current. As of September 30, 2021, the Company had no investments on non-accrual status.

Dividend Income: Dividend income to be paid in-kind on equity securities is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income paid in cash is recorded on the date received for portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) interests is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For the three months ended September 30, 2021 and the period ended September 30, 2021, the Company did not receive any return of capital distributions from its equity investments. For the three months ended September 30, 2021 and for the period from May 14, 2021 to September 30, 2021, $52,343 and $56,413, respectively, of dividend income has been accrued as shown on the Statement of Operations. As of September 30, 2021 all dividend income has been recorded.

Original Issue Discount: Discounts to par on portfolio securities are accreted into income over the tenor of the instrument. Any remaining discount is accreted into income upon prepayment or redemption of the instrument and the Company then amortizes such amounts using the effective interest method as interest income over the life of the investment. The unamortized discount as of September 30, 2021 was $1,022,973.  The amount of original issue discount amortized for the three months ended September 30, 2021 and for the period May 14, 2021 to September 30, 2021 was $36,747 and $64,386, respectively.

Amendment, waiver, and consent fees: In connection with modifying credit agreements with portfolio companies to provide additional operating or borrowing flexibility, the Company may be entitled to amendment, waiver and consent fees to compensate for the potentially enhanced credit risk. Such fees will be recorded as income on the date earned and accrued to the extent the fee is to be compensated in the form of additional principal balance. No such fees were earned during the period from May 14, 2021 to September 30, 2021.

Early repayment and termination fees: Upon the prepayment of a loan or debt security, any unamortized premium or discount or loan origination fees are recorded as interest income. To the extent the Company receives early repayment fees in connection with pre-maturity loan agreement termination, such income will be recorded on the date of prepayment. The Company and its Advisor generally do not structure transactions with a contractual exit fee to be collected upon loan repayment at maturity. No such fees were earned during the period from May 14, 2021 to September 30, 2021.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Financial Statements
September 30, 2021
(Unaudited)

Note 2. Summary of Significant Accounting Policies (continued)

Gains and Losses: Investment transactions are recorded on a trade-date basis. Realized gains or losses on portfolio investments are calculated based upon the difference between the net proceeds from the disposition and the amortized cost basis of the investment, without regard to unrealized gains or losses previously recognized. Realized gains and losses are recorded within net realized gain (loss) on investments on the statements of operations. Changes in the fair value of investments from the prior period, as approved by the Board based on fair value recommendations from the Advisor in accordance with the Advisor’s valuation policy, are included within net change in unrealized gain (loss) on investments on the statements of operations. No net realized gain (loss) on investments as of September 30, 2021 as represented on the Statement of Operations.

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

Cash Equivalents

Cash equivalents are highly liquid investments with a current maturity of three months or less at the date of acquisition, which may include temporary investments in U.S. Treasury Bills (of varying maturities) or money market funds. There were no cash equivalents outstanding on the Company’s statement of assets and liabilities as of September 30, 2021.

Unamortized Deferred Financing Costs

Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. Deferred financing costs are capitalized as incurred and amortized on a straight line basis to maturity of the Secured Credit Facility (as defined herein). As of September 30, 2021, the Company had $17,532 of expensed financing costs and $267,068 of unamortized deferred financing costs.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Financial Statements
September 30, 2021
(Unaudited)

Note 2. Summary of Significant Accounting Policies (continued)

Organization and Offering Costs

Organizational and offering costs are expensed as incurred. These expenses consist primarily of legal fees and other costs incurred with Company’s share offerings, the preparation of the Company’s registration statement, and registration fees. For the three months ended September 30, 2021 and for the period from May 14, 2021 to September 30, 2021, the Company had incurred organizational costs in the amount of $210,303 and $272,555, respectively. As of September 30, 2021, $65,476 remained payable and is shown as organizational cost payable on the Statement of Assets and Liabilities.  For the three months ended September 30, 2021 and for the period from May 14, 2021 to September 30, 2021, the Company incurred offering costs in the amount of $22,685 and $34,521, respectively, as shown in General and Administrative Fees in the Statement of Operations, all of which was payable as of September 30, 2021 and included in other payable.

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

To qualify as a RIC under Subchapter M of the Code, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its Stockholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses. In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. From May 14, 2021 to September 30, 2021, the Company did not record a net expense on the statements of operations for U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company did not record any uncertain income tax positions for the period ending September 30, 2021. The aggregate amortized tax basis cost of investments included on the Schedule of Investments as of September 30, 2021 was $66,689,849. The gross unrealized gain and (loss) on investments for federal tax purposes as of September 30, 2021 was $4,532,908 and $(800,447), respectively, and the net unrealized gain (loss) on investments for federal tax purposes was $3,732,461 as of September 30, 2021.

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on the Company’s financial statements and disclosures. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the period ended September 30, 2021.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Financial Statements
September 30, 2021
 (Unaudited)

Note 3. Investments

The following tables show the composition of the Company’s investment portfolio, at amortized cost and fair value (with corresponding percentage of total portfolio investments)

	September 30, 2021
	Amortized Cost		Fair Value
First Lien Senior Secured Loan	$49,059,176	73.6%	$48,837,417	69.4%
Second Lien Senior Secured Loan	8,686,582	13.0	8,706,657	12.4
Preferred Equity Securities	7,092,493	10.6	9,816,287	13.9
Warrants and Other Equity Securities	1,851,598	2.8	3,061,949	4.3
Total	$66,689,849	100.0%	$70,422,310	100.0%

The following tables show the composition of the Company’s investment portfolio by geographic region, at amortized cost and fair value (with corresponding percentage of total portfolio investments). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business:

	September 30, 2021
	Amortized Cost		Fair Value
Midwest	$11,660,415	17.5%	$11,818,795	16.8%
Northeast	7,991,672	12.0	10,365,049	14.7
Southeast	18,988,959	28.5	18,815,820	26.7
Southwest	10,694,058	16.0	11,022,615	15.7
West	17,354,745	26.0	18,400,031	26.1
Total	$66,689,849	100.0%	$70,422,310	100.0%

The following tables show the composition of the Company’s investment portfolio by industry, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	September 30, 2021
	Amortized Cost		Fair Value
Advertising	$2,111,111	3.1%	$2,991,695	4.3%
Aerospace & Defense	3,743,302	5.6	3,579,112	5.1
Commercial Services & Supplies	2,556,341	3.8	2,586,806	3.7
Construction & Engineering	17,476,013	26.2	17,493,626	24.8
Consumer Finance	2,441,144	3.7	2,848,467	4.0
Diversified Telecommunication Services	6,046,020	9.1	8,157,693	11.6
Entertainment	1,965,037	2.9	2,018,279	2.9
Healthcare Providers & Services	1,454,561	2.2	1,493,057	2.1
Household Durables	2,693,259	4.0	2,750,271	3.9
Household Products	4,037,011	6.1	4,053,750	5.8
IT Services	1,987,702	3.0	2,006,352	2.8
Professional Services	17,711,898	26.6	17,815,958	25.3
Road & Rail	937,333	1.4	1,008,172	1.4
Software	1,529,117	2.3	1,619,072	2.3
Total	$66,689,849	100.0%	$70,422,310	100.0%

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Financial Statements
September 30, 2021
 (Unaudited)

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

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Financial Statements
September 30, 2021
 (Unaudited)

Note 4. Fair Value Measurements (continued)

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

The financial statements include portfolio investments at fair value of $70,422,310 as of September 30, 2021. The portfolio investments’ fair value has been determined in good faith by the Company’s Board. Because of the inherent uncertainty of valuation, the determined values may differ significantly from the values that would have been used had a liquid market existed for the investments as of September 30, 2021.

The following tables present fair value measurements of investments, by major class according to the fair value hierarchy.

	Fair Value Measurements
September 30, 2021	Level 1	Level 2	Level 3	Total
First Lien Senior Secured Loan	$-	$-	$48,837,417	$48,837,417
Second Lien Senior Secured Loan	-	-	8,706,657	8,706,657
Preferred Equity Securities	-	-	9,816,287	9,816,287
Warrants and Other Equity Securities	-	-	3,061,949	3,061,949
Total Investments	$-	$-	$70,422,310	$70,422,310

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

	Investments
	First Lien Senior Secured Loan	Second Lien Senior Secured Loan	Preferred Equity Securities	Warrants and Other Equity Securities	Total Investments
Balance as of June 30, 2021	$38,150,684	$845,256	$7,591,319	$2,017,448	$48,604,707
Net Change in unrealized gain (loss) on investments	(805,656)	951,528	587,919	276,892	1,010,683
Purchases of investments and other adjustments to cost (1)	11,877,758	6,945,628	1,637,049	767,609	21,228,044
Proceeds from principal repayments (2)	(385,369)	(35,755)	-	-	(421,124)
Balance as of September 30, 2021	$48,837,417	$8,706,657	$9,816,287	$3,061,949	$70,422,310

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Financial Statements
September 30, 2021
 (Unaudited)

Note 4. Fair Value Measurements (continued)

	Investments
	First Lien Senior Secured Loan	Second Lien Senior Secured Loan	Preferred Equity Securities	Warrants and Other Equity Securities	Total Investments
Balance as of May 14, 2021	$32,804,029	$854,681	$7,468,793	$1,737,755	$42,865,258
Net Change in unrealized gain (loss) on investments	(1,010,561)	964,893	645,700	20,871	620,903
Purchases of investments and other adjustments to cost (1)	17,812,907	6,946,675	1,701,794	1,303,323	27,764,699
Proceeds from principal repayments (2)	(768,958)	(59,592)	-	-	(828,550)
Balance as of September 30, 2021	$48,837,417	$8,706,657	$9,816,287	$3,061,949	$70,422,310

(1)	Includes purchases of new investments, premium and discount accretion and amortization and PIK interest.
(2)	Includes paydowns receivable from the Statement of Assets and Liabilities

The net change in unrealized gain (loss) on investments included on the Statement of Operations for the three months ended September 30, 2021 and for the period from May 14, 2021 to September 30, 2021, attributable to Level 3 investments still held on September 30, 2021, was $1,010,683 and $620,903, respectively.

Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period which the reclassifications occur. There were no transfers among Levels 1, 2 and 3 during the period ended September 30, 2021.

Purchases including accretion, amortization, PIK interest and transfers for the period from May 14, 2021 to September 30, 2021 amounted to $27,764,699 and $42,865,258 of fair value, respectively.

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

The table below summarizes the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy as of September 30, 2021.

						Range
	Fair Value	Valuation Technique	Unobservable Input	Weighted Average Mean		Minimum		Maximum
Assets:
First Lien Senior Secured Loan	$32,788,163	Discounted Cash Flow	Market Yields	12.20%		5.10%		15.90%
			EBITDA Multiple	8.46	x	3.31	x	15.17	x
First Lien Senior Secured Loan	4,143,669	Discounted Cash Flow	Market Yields	19.30%		17.40%		21.20%
			Revenue Multiple	0.30	x	0.25	x	0.35	x
First Lien Senior Secured Loan	11,905,585	Recent Transaction	N/A	N/A		N/A		N/A
Second Lien Senior Secured Loan	1,762,201	Discounted Cash Flow	Market Yields	16.10%		14.60%		17.50%
			EBITDA Multiple	8.00	x	7.50	x	8.50	x
	6,944,456	Recent Transaction	N/A	N/A		N/A		N/A
Preferred Equity Securities	2,991,695	Enterprise Value Method	Revenue Multiple	0.70	x	0.60	x	0.80	x
			EBITDA Multiple	9.50	x	9.00	x	10.00	x
Preferred Equity Securities	5,262,294	Enterprise Value Method	EBITDA Multiple	9.46	x	5.20	x	15.17	x
Preferred Equity Securities	1,562,298	Recent Transaction	N/A	N/A		N/A		N/A
Warrants and Other Equity Securities	620,007	Enterprise Value Method	Revenue Multiple	4.67	x	0.25	x	5.30	x
Warrants and Other Equity Securities	1,342,791	Enterprise Value Method	EBITDA Multiple	8.59	x	3.31	x	13.65	x
Warrants and Other Equity Securities	1,099,151	Recent Transaction	N/A	N/A		N/A		N/A
Total Level 3 Assets	$70,422,310

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Financial Statements
September 30, 2021
 (Unaudited)

Note 4. Fair Value Measurements (continued)

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

An affiliated company is a company in which the Company has an ownership interest of 5% or more of its voting securities. A controlled affiliate company is a company in which the Company has an ownership interest of more than 25% of its voting securities. Please see the Company’s schedule of investments for the type of investment, principal amount, interest rate including the spread, and the maturity date. From the period from May 14, 2021 to September 30, 2021, the Company did not have an ownership interest of 5% or more of any companies’ voting securities. Transactions related to the Company’s investments with controlled affiliates for the period from May 14, 2021 to September 30, 2021, were as follows:

	Equity Ownership Held by the Company	Equity Ownership Held by Star Mountain Affiliate Funds
Issuer:
Arrow Home Health LLC	3.2%	55.5%

Note 6. Transactions with Related Parties

Star Mountain Lower Middle-Market (Offshore) Ltd. (the “Feeder Fund”) was formed as a Cayman Islands exempted company and commenced operations on August 17, 2021.  The Feeder Fund has been formed to invest all or substantially all of its investable assets in the common stock of the Company.

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

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Financial Statements
September 30, 2021
 (Unaudited)

Note 6. Transactions with Related Parties (continued)

The Management Fee is payable quarterly in arrears and will be appropriately prorated for any partial quarter. For the three months ended September 30, 2021 and for the period from May 14, 2021 to September 30, 2021, the Company incurred Management Fee expenses of $263,221 and $363,761, respectively. As of September 30, 2021, $363,761 remained payable.

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

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Financial Statements
September 30, 2021
(Unaudited)

Note 6. Transactions with Related Parties (continued)

While the Investment Advisory Agreement with the Advisor neither includes nor contemplates the inclusion of unrealized gains in the calculation of the capital gains incentive fee, pursuant to an interpretation of an American Institute for Certified Public Accountants Technical Practice Aid for investment companies, the Company includes unrealized gains in the calculation of the capital gains incentive fee expense and related accrued capital gains incentive fee. This accrual reflects the incentive fees that would be payable to the Advisor if the Company’s entire portfolio was liquidated at its fair value as of the balance sheet date even though the Advisor is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized. For the period from May 14, 2021 to September 30, 2021, the Company incurred incentive fees of $124,180 which remained payable as of September 30, 2021.

The Company has entered into the Administration Agreement with Star Mountain Fund Management, LLC, under which the Company reimburses the Administrator for its allocable portion of overhead and other expenses, including the costs of furnishing the Company with office facilities and equipment and providing clerical, bookkeeping, record-keeping and other administrative services at such facilities, and the Company’s allocable portion of the cost of the chief financial officer and chief compliance officer and their respective staffs. To the extent that the Administrator outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis, without incremental profit, to the Administrator. As of September 30, 2021 reimbursement expense payable is $115,068 as shown on the Statement of Assets and Liabilities. For the three months ended September 30, 2021 and for the period from May 14, 2021 to September 30, 2021 the Company incurred reimbursement expenses of $(6,917) and $115,068, respectively, as shown included under General and Administrative fees on the Statement of Operations.

The Company incurs certain fees and expenses paid to the Company’s independent directors (including expenses and costs related to meetings of the independent directors); for the three months ended September 30, 2021 and for the period from May 14, 2021 to September 30, 2021 director expense is $20,164 and $30,685, respectively, as shown on the Statement of Operations.

The Company has entered into a sub-administration agreement with SS&C Technologies, Inc. (the “Sub-Administrator”), under which the Sub-Administrator provides various accounting and administrative services to the Company. Administrative services may include maintenance of the Company’s books and records, processing of investor transactions, and calculation of the NAV. For the three months ended September 30, 2021 and for the period from May 14, 2021 to September 30, 2021, the Company incurred expenses for services provided by the Sub-Administrator of $39,228 and $55,292, respectively. As of September 30, 2021, $43,134 remained payable, which is included in professional fees payable on the Statement of Assets and Liabilities.

The Company has entered into a custody agreement with State Street Bank and Trust Company (the “Custodian”). For the three months ended September 30, 2021 and for the period from May 14, 2021 to September 30, 2021, the Company incurred expenses for services provided by the Custodian of $7,562 and $11,507, respectively. As of September 30, 2021, $9,007 remained payable, which is included in professional fees payable on the Statement of Assets and Liabilities.

Note 7. Borrowings

On July 2, 2021, the Company, entered into a Loan and Servicing Agreement (the “Loan Agreement”) with Sterling National Bank (“SNB”), which provides for a senior secured revolving credit facility (“Secured Credit Facility”). SNB serves as administrative agent and collateral agent.

Advances under the Secured Credit Facility bear interest at a per annum rate equal to the prime rate in effect on such day plus -0.35%. Inclusive of syndication, agency and administrative fees paid to SNB, the total annualized cost of capital is estimated to be 3.25%. The average stated rate as of September 30, 2021 was 2.90%. The Company will also pay a non-utilization fee on the average daily unused amount of the aggregate commitments until the commitment termination date (as defined in the Loan Agreement). As of July 2, 2021, the total commitments under the Secured Credit Facility were $50 million. The Secured Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Secured Credit Facility to $125 million. Proceeds from borrowings under the Secured Credit Facility may be used to finance the acquisition by the Company of certain investments, fulfill payment obligations under the Secured Credit Facility, to make distributions and payments permitted by the Loan Agreement and general corporate purposes. All amounts outstanding under the Secured Credit Facility must be repaid by the fourth anniversary of the closing of the Secured Credit Facility. The Company’s obligations to the lenders under the Secured Credit Facility are secured by a first priority security interest in substantially all of the Company’s assets, subject to certain exclusions.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Financial Statements
September 30, 2021
(Unaudited)

Note 7. Borrowings (continued)

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

As of September 30, 2021, the total fair value of the borrowings outstanding under the Secured Credit Facility was $5,000,000.  The fair value of the borrowing outstanding under the Secured Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. Interest expense incurred for the period totaled $13,586 which is included in interest and other financing fees. The unused fee and amortization of deferred financing costs for the three months ended September 30, 2021 and the period from May 14, 2021 to September 30, 2021 amounted to $91,229 and $17,532 respectively.

The unused fee and amortization of deferred financing costs incurred during the period are included in interest and other financing fees while the unused fee payable and interest expense payable as at September 30, 2021 are included in the credit facility interest payable account.

The components of the Company’s interest expense and other debt financing expenses, average outstanding balances and average stated interest rates (i.e. the rate in effect plus spread) were as follows:

For the three months ended September 30, 2021
Interest expense	$13,586
Unused commitment fees	91,229
Amortization of deferred financing costs	17,532
Total interest and other debt financing expenses	$122,347
Average debt outstanding	$1,869,565

Period from May 14, 2021 to September 30, 2021
Interest expense	$13,586
Unused commitment fees	91,229
Amortization of deferred financing costs	17,532
Total interest and other debt financing expenses	$122,347
Average debt outstanding	$1,228,571

Note 8. Stock Issuances

As of September 30, 2021, the total number of shares of all classes of capital stock that the Company has the authority to issue was 200,000,000 shares of Common Stock, par value $0.001 per share.

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

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Financial Statements
September 30, 2021
(Unaudited)

Note 8. Stock Issuances (continued)

The following table summarizes the issuance of shares for the period from May 14, 2021 to September 30, 2021:

Date	Price per share	Shares Issued	Proceeds
Period from May 14, 2021 to September 30, 2021:
May 14, 2021	$25.00	1,688,601	$42,215,029
June 11, 2021	25.19	629,240	15,851,000
August 17, 2021	25.10	244,608	6,139,651
Total		2,562,449	$64,205,680
Stock issued in connection with dividend reinvestment plan
August 20, 2021	25.07	11,997	300,751
Total		2,574,446	$64,506,431

Note 9. Distributions

The Company’s distributions are recorded on the record date. For the period from May 14, 2021 to September 30, 2021 distributions to Stockholders totaled $301,319 of which $568 was paid as a cash distribution and $300,751 was paid in the form of 11,997 DRP shares issued to existing Stockholders. Distribution payments have been made in accordance with Stockholders DRP payment election as disclosed in Note 2.

The following table summarize distributions declared for the period from May 14, 2021 to September 30, 2021:

Date Declared	Record Date	Payment Date	Amount Per Share	Amount Paid in Cash	Amount Settled via Newly Issued Shares	Total

August 10, 2021	August 10, 2021	August 20, 2021	$0.13	$568	$300,751	$301,319
Total 2021 dividends and distributions			$0.13	$568	$300,751	$301,319

Note 10. Commitments, Contingencies, and Risks

Commitments: As of September 30, 2021 the Company had $755,173 in outstanding commitments to fund investments. Management believes that the Company’s available cash balances provide sufficient funds to cover its unfunded commitments as of September 30, 2021.

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

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Financial Statements
September 30, 2021
(Unaudited)

Note 11. Financial Highlights

The following is a schedule of financial highlights for the period from May 14, 2021 to September 30, 2021:

September 30, 2021
Per share data:
Net asset value at beginning of period	$25.00
Net investment income (loss) (1)	0.35
Net realized and unrealized gain (loss) (1)	0.27
Net increase (decrease) in net assets resulting from operations (1)	0.62
Stockholder distributions (2)	(0.13)
Net asset value at end of period	$25.49
Net assets at end of period	$65,621,497
Shares outstanding at end of period	2,574,446
Total return based on average net asset value (3)	1.96%
Ratio/Supplemental data:
Ratio of expenses to average net assets (4)	6.56%
Ratio of net investment income (loss) to average net assets (4)	4.46%
Portfolio turnover (5)	1.17%

(1)	The per share data was derived by using the weighted average shares outstanding during the period presented.
(2)
Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent the Company’s taxable earnings fall below the total amount of the Company’s distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the Company’s stockholders. The tax character of distributions will be determined at the end of the fiscal year.

(3)
Total return based on average net asset value is calculated by dividing the net increase (decrease) in net assets resulting from operations by the average net asset value. Return calculations are not annualized.

(4)	Ratios are annualized. To the extent incentive fees are included within the ratio, they are not annualized.
(5)	Ratio is not annualized.

12. Subsequent Events

The Company has evaluated subsequent events through November 15, 2021, the date on which the financial statements were issued. On November 10, 2021, the Company declared a dividend of $0.18 per share for Stockholders on record as of November 10, 2021, to be paid in the form of cash or additional shares on November 19, 2021, the distribution payment date.

On October 1, 2021 Temporary Housing Directory, LLC was sold and the Company received full repayment of outstanding principal, interest and prepayment fees of the first lien senior secured debt investment and realized a gain on its equity.

On October 28, 2021 the Company drew an additional $5,000,000 under the Secured Credit Facility.

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

Although the Company believes that the assumptions on which these forward-looking statements are based are reasonable, some of those assumptions are based on the work of third parties and any of those assumptions could prove to be inaccurate; as a result, the forward-looking statements based on those assumptions also could prove to be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Form 10-Q should not be regarded as a representation by us that the Company’s plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Item 1A. Risk Factors” and elsewhere in this Form 10-Q. Investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-Q. The Company does not undertake any obligation to update or revise any forward-looking statements or any other information contained herein, except as required by applicable law. The safe harbor provisions of Section 21E of the Exchange Act, which preclude civil liability for certain forward-looking statements, do not apply to the forward- looking statements in this Form 10-Q because the Company is an investment company.

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

•	the Company’s business prospects and the prospects of the Company’s prospective portfolio companies;

•	the impact of increased competition;

•	the Company’s contractual arrangements and relationships with third parties;

•	the dependence of the Company’s future success on the general economy and its impact on the industries in which the Company invests;

•	the ability of the Company’s prospective portfolio companies to achieve their objectives.

•	the relative and absolute performance of the Advisor;

•	the ability of the Advisor and its affiliates to retain talented professionals;

•	the Company’s expected financings and investments;

•	the Company’s ability to pay dividends or make distributions;

•	the adequacy of the Company’s cash resources.

•	risks associated with possible disruptions due to terrorism in the Company’s operations or the economy generally;

•	the impact of future acquisitions and divestitures;

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

•	the Company’s regulatory structure and tax status as a BDC and a RIC; and

•	future changes in laws or regulations and conditions in the Company’s operating areas.

The safe harbor provisions of Section 21E of the Exchange Act, which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this Form 10-Q.

Overview:

Star Mountain Lower Middle-Market Corp. is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act, as amended. In addition, for U.S. federal income tax purposes, the Company has elected to be treated and intends to continue to be treated as a RIC under the subchapter M of the Internal Revenue Code of 1986, as amended. As such, the Company will be required to comply with various regulatory requirements, such as the requirement to invest at least 70% of the Company’s assets in “qualifying assets,” source of income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of the Company’s taxable income.

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

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

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

The Company is also responsible for the costs of the offering of common shares and other securities, including, but not limited to, all expenses incurred in connection with an IPO; costs and expenses relating to distributions paid to Stockholders; costs of effecting sales and repurchases of the Company’s securities; allocated costs incurred by the Advisor or its affiliate in providing managerial assistance to those companies in which the Company has invested who request it; transfer agent fees; fees and expenses paid to the Company’s independent directors (including expenses and costs related to meetings of the independent directors); for the three months ended September 30, 2021 director expense is $20,164 as shown on the Statement of Operations. Additionally costs include preparing and filing reports with the SEC and other Company reporting and compliance costs, including registration and listing fees; the Company’s allocable portion of the fidelity bond; the costs of reports, proxy statements or other notices to Stockholders, including printing and mailing costs; the costs of any Stockholders’ meetings and communications; expenses payable under any underwriting agreement, including associated fees, expenses and any indemnification obligations; and all other expenses incurred by the Company in connection with maintaining its status as a BDC. In addition, the Company may make investments in investment funds focused primarily on investing in SMBs. As a result, the Company (and the Stockholders, indirectly through the Company) bears the Company’s proportionate share of the fees and expenses paid by the shareholders of such investment fund.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

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

Portfolio and Investment Activity:

For the three months ended September 30, 2021, the Company invested (net of original issue discount) $18.5 million in three new portfolio companies and $1.4 million in two existing portfolio companies as reflected in the Schedule of Investments.

The Company had $421,124 and $828,550 in principal repayments for the three months ended September 30, 2021 and for the period from May 14, 2021 to September 30, 2021, respectively, of which $182,193 was paid in cash as of September 30, 2021 (with the remaining balance as receivable).

As of September 30, 2021, the Company’s investments consisted of the following:

	September 30, 2021
Fair Value:
First Lien Senior Secured Loan	$48,837,417	69.4%
Second Lien Senior Secured Loan	8,706,657	12.4
Preferred Equity Securities	9,816,287	13.9
Warrants and Other Equity Securities	3,061,949	4.3
Total	$70,422,310	100.00%

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

The table below describes investments by industry composition based on fair value as of September 30, 2021:

	September 30, 2021
Fair Value:
Advertising	$2,991,695	4.3%
Aerospace & Defense	3,579,112	5.1
Commercial Services & Supplies	2,586,806	3.7
Construction & Engineering	17,493,626	24.8
Consumer Finance	2,848,467	4.0
Diversified Telecommunication Services	8,157,693	11.6
Entertainment	2,018,279	2.9
Healthcare Providers & Services	1,493,057	2.1
Household Durables	2,750,271	3.9
Household Products	4,053,750	5.8
IT Services	2,006,352	2.8
Professional Services	17,815,958	25.3
Road & Rail	1,008,172	1.4
Software	1,619,072	2.3
Total	$70,422,310	100.0%

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

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

The following table shows the distribution of the Company’s investments on the 1 to 5 investment performance risk rating scale as of September 30, 2021:

Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$-	-%
2	62,847,449	89.2
3	7,574,861	10.8
4	-	-
5	-	-
Total	$70,422,310	100.0%

Results of Operations:

The Company is a newly-formed entity that commenced principal operations on May 14, 2021. Since the Company commenced principal operations on May 14, 2021, there are no prior periods with which to compare the Company’s operating results.

The following table represents the operating results for the three months ended September 30, 2021:

Three months ended September 30, 2021
Total investment income	$1,598,588
Total expenses	1,126,956
Net investment income before taxes	471,632
Income taxes, including excise taxes	-
Net investment income	471,632
Net realized gain (loss) on investments	-
Net realized gain (loss)	-
Net change in unrealized gain loss on investments	1,010,683
Net change in unrealized gain (loss)	1,010,683
Net increase (decrease) in net assets resulting from operations	$1,482,315

The following table represents the operating results for the period May 14, 2021 to September 30, 2021:

For the period May 14, 2021 to September 30, 2021
Total investment income	$2,294,413
Total expenses	1,498,931
Net investment income before taxes	795,482
Income taxes, including excise taxes	-
Net investment income	795,482
Net realized gain (loss) on investments	-
Net realized gain (loss)	-
Net change in unrealized gain loss on investments	620,903
Net change in unrealized gain (loss)	620,903
Net increase (decrease) in net assets resulting from operations	$1,416,385

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Investment Income:

The composition of the Company’s investment income was as follows for the three months ended September 30, 2021:

Three months ended September 30, 2021
Non-controlled/non-affiliate investment income
Interest income	$1,434,199
PIK interest income	86,232
Dividend income	52,343
Controlled/affiliate investment income
Interest income	25,814
Total investment income	$1,598,588

The composition of the Company’s investment income was as follows for the period from May 14, 2021 to September 30, 2021:

Period from May 14, 2021 to September 30, 2021
Non-controlled/non-affiliate investment income
Interest income	$2,041,073
PIK interest income	156,937
Dividend income	56,413
Controlled/affiliate investment income
Interest income	39,990
Total investment income	$2,294,413

Operating Expenses:

The composition of the Company’s operating expenses was as follows for the three months ended September 30, 2021:

Three months ended September 30, 2021
Management fee	$263,221
Organizational expense	210,303
Professional fees	164,258
Legal expense	199,114
General and administrative fees	22,181
Incentive fee	124,180
Interest and other financing fees	123,535
Director expense	20,164
Expenses	$1,126,956

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

The composition of the Company’s operating expenses was as follows for the period from May 14, 2021 to September 30, 2021:

Period from May 14, 2021 to September 30, 2021
Management fee	$363,761
Organizational expense	272,555
Professional fees	229,099
Legal expense	199,114
General and administrative fees	156,002
Incentive fee	124,180
Interest and other financing fees	123,535
Director expense	30,685
Expenses	$1,498,931

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

To qualify as a RIC under Subchapter M of the Code, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its Stockholders, for each taxable year, at least 90.0% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses. In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98.0% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4.0% nondeductible U.S. federal excise tax on this income. For the three months ended September 30, 2021 and for the period from May 14, 2021 to September 30, 2021, the Company did not record a net expense on the statements of operations for U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company did not record any uncertain income tax positions for the period ending September 30, 2021.

Net Increase (Decrease) in Net Assets Resulting from Operations:

For the three months ended September 30, 2021 and for the period from May 14, 2021 to September 30, 2021, the net increase (decrease) in net assets resulting from operations was $1,482,315 and 1,416,385, respectively. Based on the weighted average shares of Common Stock outstanding for the three months ended September 30, 2021 and for the period from May 14, 2021 to September 30, 2021, the Company’s per share net increase (decrease) in net assets resulting from operations was $0.61 and $0.62, respectively.

Financial Condition, Liquidity and Capital Resources:

The Company will generate cash primarily from the net proceeds generated from private offerings, and from cash flows from fees, interest and dividends earned from investments and principal repayments, proceeds from sales of investments and borrowings under the Company’s Secured Credit Facility. The Company’s primary use of funds will be direct credit and equity investments in SMBs, payments of expenses and distributions to holders of the Company’s Common Stock and, to a lesser extent, the Company may invest in limited partnership interests of funds focused on making investments in SMBs. As of September 30, 2021, the Company had approximately $2.1 million in cash on hand and $5.0 million in debt outstanding.

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

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Capital Contributions:

For the three months ended September 30, 2021 and for the period from May 14, 2021 to September 30, 2021, the Company entered into subscription agreements (collectively, the “Subscription Agreements”) with new investors, providing for the private placement of common shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase common shares up to the amount of their respective capital commitments on an as-needed basis with a minimum of 8 business days’ prior notice. As of September 30, 2021, the Company had received capital commitments totaling $115.5 million.

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

Pursuant to a capital drawdown notice to its investors, the Company issued and sold 244,608 shares of the Company’s Common Stock, par value $0.001 per share, on August 17, 2021, for an aggregate offering price of $6,139,650.

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

Pursuant to a distribution notice to its investors, the Company issued 11,997 DRP shares of the Company’s Common Stock, par value $0.001 per share, on August 20, 2021, for an aggregate offering price of $300,751.

Pursuant to a distribution notice to its investors, the Company distributed $0.13 per share, on August 20, 2021, for an aggregate cash distribution of $568 to a Stockholder that opted-out of the DRP.

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

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

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

The Board oversees a multi-step valuation process, which includes, among other procedures, the following:
•
the quarterly valuation process commences with each portfolio company or investment being initially evaluated by the investment professionals of the Advisor responsible for the monitoring of the portfolio investment;

•
the Advisor’s Valuation Committee reviews the valuations provided by the independent third-party valuation firm and develops a valuation recommendation. Valuation recommendations are presented to the Audit Committee of the Board;

•	the Audit Committee of the Board reviews valuation recommendations of the Advisor incorporating any adjustments or further supplements by the Advisor to the valuations; and
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

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

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

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Assuming that the statement of assets and liabilities as of September 30, 2021, was to remain constant and that we took no actions to alter the Company’s existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change in Interest Rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in net investment income
Down 25 basis points	$-	$(12,500)	$12,500
Up 100 basis points	46,723	50,000	(3,277)
Up 200 basis points	386,191	100,000	286,191
Up 300 basis points	931,765	150,000	781,765

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

Item 4.	Controls and Procedures

Evaluation of Disclosure over Financial Procedures: The Company’s disclosure controls and procedures include internal controls and other procedures designed to provide reasonable assurances that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934, as amended, is recorded processed, summarized and reported within the required time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting: Future events may impact the effectiveness of a system of controls, and managerial judgement will be required to evaluate the cost-benefit relationship of implementing incremental controls and procedures. There have been no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

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

In recent years, the number of unsecured interbank funding transactions in the LIBOR markets has declined substantially and public and private sector industry initiatives have focused on identifying new or alternative reference rates that could be used in place of LIBORs. On March 5, 2021, the United Kingdom’s Financial Conduct Authority (“FCA”) and ICE Benchmark Authority formally announced the dates after which the LIBORs will no longer be representative and subsequently cease publication. Certain LIBORs (e.g., all EUR and CHF LIBOR settings, the Spot Next/Overnight, 1 week, 2 month and 12 month JPY and GBP LIBOR settings, and the 1 week and 2 months US dollar LIBOR settings) will cease publication after December 31, 2021. However, the publication of certain other LIBORs (e.g., the overnight, 1 month, 3 month, 6 month, and 12 months USD LIBOR settings) will continue through at least June 30, 2023. This announcement and any additional regulatory or market changes may have an adverse impact on the Company’s investments, performance or financial condition. Until then, the Company may continue to invest in instruments that reference such rates or otherwise use such reference rates due to favorable liquidity or pricing.

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

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

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

Except as previously reported by the Company on its current reports on Form 8-K, the Company did not sell any securities during the period covered by this Quarterly Report on Form 10-Q that were not registered under the Securities Act.

Pursuant to a capital drawdown notice to its investors, the Company issued and sold 244,608 shares of the Company’s Common Stock, par value $0.001 per share, on August 17, 2021, for an aggregate offering price of $6,139,650.

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

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

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

Date: November 15, 2021