Form 10-Q
period 2022-03-31
Star Mountain Lower Middle-Market Capital Corp
filed 2022-05-16
CIK 1786835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 16, 2022, the registrant had 3,957,570 shares of common stock, $0.001 par value, outstanding.

Part I. Financial Information
Item 1.	Financial Statements.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Statement of Assets and Liabilities

	March 31, 2022 (unaudited)	December 31, 2021
ASSETS
Non-controlled/non-affiliate investments at fair value (amortized cost of $127,587,843 and $99,008,447 as of March 31, 2022 and December 31, 2021, respectively)	$130,621,225	$102,175,919
Controlled/affiliate investments at fair value (amortized cost of $1,447,483 and $1,452,715 as of March 31, 2022 and December 31, 2021, respectively)	1,503,992	1,464,446
Cash	10,181,934	2,491,307
Interest receivable	726,726	630,372
Deferred financing cost	478,719	291,219
Due from feeder fund	379,500	-
Paydown receivable	215,986	300,968
Total assets	144,108,082	107,354,231

LIABILITIES

Credit facility payable	44,000,000	34,000,000
Subscriptions received in advance	8,108,629	482,185
Management fees payable	549,125	757,520
Incentive fees payable	405,660	225,883
Credit facility interest payable	334,106	172,096
Other payables	296,926	140,409
Professional fees payable	205,473	136,384
Legal fees payable	106,920	-
Reimbursement expense payable	18,932	-
Distributions payable	-	1,277,627
Total liabilities	54,025,771	37,192,104

Net assets	$90,082,311	$70,162,127

NET ASSETS
Common shares, $0.001 par value (200,000,000 shares authorized, 3,510,690 and 2,777,449 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively)	$3,510	$2,777
Additional paid-in capital	85,777,869	67,021,165
Accumulated undistributed (overdistributed) earnings	4,300,932	3,138,185
Total net assets	$90,082,311	$70,162,127

Net asset value per share	$25.66	$25.26

See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Statements of Operations
 (Unaudited)

For the three months ended March 31, 2022
Non-controlled/non-affiliate investment income:
Interest income	$2,766,301
PIK interest income	113,484
Dividend income	1,737
Controlled/affiliate investment income:
Interest income	23,868
Total investment income:	2,905,390

Operating expenses:
Management fees	513,911
Interest and other financing fees	406,883
General and administrative fees	256,599
Professional fees	241,727
Incentive fees	179,776
Legal expenses	66,575
Director expenses	19,726
Total expenses	1,685,197
Net investment income	1,220,193

Net gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliate investments	23,917
Net realized gain (loss)	23,917

Net change in unrealized gain (loss):
Non-controlled/non-affiliate investments	(126,141)
Controlled/affiliate investments	44,778
Net change in unrealized gain (loss)	(81,363)

Net gain (loss)	(57,446)

Net increase (decrease) in net assets resulting from operations	$1,162,747

Per common share data:
Net investment income per share - basic and diluted	$0.39
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.37
Weighted average shares outstanding - basic and diluted	3,144,835

See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Statements of Changes in Net Assets
(Unaudited)

	Common Stock
	Number of shares	Par value of shares	Additional paid- in capital	Accumulated undistributed (overdistributed) earnings	Total net assets
Balance, December 31, 2021	2,777,449	$2,777	$67,021,165	$3,138,185	$70,162,127
Net investment income	-	-	-	1,220,193	1,220,193
Net realized gain (loss)	-	-	-	23,917	23,917
Net change in unrealized gain (loss)	-	-	-	(81,363)	(81,363)
Issuance of common shares	708,935	709	18,141,291	-	18,142,000
Stock issued in connection with dividend reinvestment plan	24,306	24	615,413	-	615,437
Balance, March 31, 2022	3,510,690	$3,510	$85,777,869	$4,300,932	$90,082,311

See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Statement of Cash Flows
(Unaudited)

For the three months ended March 31, 2022
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$1,162,747
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided (used in) operating activities:
Net realized (gain) loss on investments	(23,917)
Net change in unrealized (gain) loss on investments	81,363
Net accretion of discounts and amortization of premiums	(124,053)
Purchases of investments	(33,972,860)
Proceeds from sales of investments	2,803,043
Proceeds from principal payments	2,950,038
Amortization of deferred financing costs	31,250
Payment-in-kind interest income	(113,484)
Changes in operating assets and liabilities:
Interest receivable	(96,354)
Management fees payable	(208,395)
Incentive fees payable	179,777
Credit facility interest payable	162,010
Other payables	156,517
Professional fees payable	69,089
Legal fees payable	106,920
Reimbursement expense payable	18,932
Net cash provided by (used in) operating activities	(26,817,377)

Cash flows from financing activities:
Proceeds from issuance of common shares, including due from feeder fund and subscriptions received in advance	25,388,944
Proceeds from credit facility	10,000,000
Common stock issued under the DRP	615,437
Distributions paid	(1,277,627)
Deferred financing and debt issuance costs paid	(218,750)
Net cash provided by (used in) financing activities	34,508,004

Net increase (decrease) in Cash	7,690,627
Cash, beginning of period	2,491,307
Cash, end of period	$10,181,934

Non cash financing activities:
Interest received in kind	$113,484
Shares issued from dividend reinvestment plan (see Note 10)	615,437

See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Schedule of Investments
March 31, 2022
 (Unaudited)

Portfolio Company (1)(2)(3)(4)(5)(6)	Footnotes		Spread Above Index (7)	Interest Rate	Acquisition Date	Maturity	Principal, Shares, Units	Amortized Cost (8)	Fair Value (9)	% of Net Assets
Investments
First lien senior secured term loan
Aerospace & Defense
Consolidated Machine & Tool Holdings, LLC	(10)(11)		L+7.25%	9.25%	1/15/2020	1/15/2025	3,461,124	$3,404,445	$3,320,947	3.8%
							3,461,124	3,404,445	3,320,947	3.8
Commercial Services & Supplies
Swyft AcquireCo LLC (dba Swyft Filings)	(11)(18	)(20)	S+2.75%	3.75%	12/20/2021	12/20/2027	311,125	306,506	311,125	0.3
Swyft Filings	(11)(20)		S+5.50%	6.50%	12/20/2021	12/20/2027	3,682,383	3,621,113	3,580,749	4.1
							3,993,508	3,927,619	3,891,874	4.4
Construction & Engineering
Fremont-Wright, LLC	(12)(13)		L+9.00%	10.00%	12/2/2020	12/2/2024	4,485,294	4,444,216	4,444,216	4.9
MechanAir, LLC	(10)		L+10.50%	11.50%	9/2/2021	9/2/2026	6,964,286	6,796,988	6,774,857	7.5
							11,449,580	11,241,204	11,219,073	12.4
Consumer Finance
Microf, LLC	(10)		L+10.75%	12.75%	3/29/2019	6/30/2023	3,535,056	3,498,126	3,535,056	3.9
							3,535,056	3,498,126	3,535,056	3.9
Diversified Consumer Services
Rock Gate Capital, LLC (dba 160 Driving Academy)	(10)		L+9.00%	11.50%	10/16/2019	10/16/2024	4,874,169	4,803,405	4,874,169	5.4
							4,874,169	4,803,405	4,874,169	5.4
Diversified Telecommunication Services
Caregility Corporation	(10)(19)		L+9.00%	10.00%	12/29/2021	12/29/2024	1,761,590	1,321,457	1,321,457	1.5
YTC Holdings, Inc. (dba Yorktel)	(10)		L+9.75%	11.75%	9/23/2019	9/23/2024	3,977,834	3,938,659	3,977,834	4.4
							5,739,424	5,260,116	5,299,291	5.9
Entertainment
Chicken Soup For The Soul, LLC	(10)		L+8.50%	10.00%	10/29/2021	3/31/2024	4,700,000	4,656,863	4,700,000	5.2
Linden Research, Inc. (dba Linden Labs)	(10)(11)		L+10.00% + 1.25% PIK	11.00% Cash + 1.25% PIK	12/31/2020	12/31/2025	4,687,830	4,609,604	4,687,830	5.2
							9,387,830	9,266,467	9,387,830	10.4
Food Products
Uncle John's Pride, LLC	(20)		S+9.00% + 1.00% PIK	11.00%	3/31/2022	3/31/2027	5,510,638	5,398,664	5,398,664	6.0
							5,510,638	5,398,664	5,398,664	6.0
Healthcare Providers & Services
Arrow Home Health, LLC	(10)(14)		L+8.50%	10.50%	3/19/2021	3/19/2026	902,028	885,947	889,129	1.0
							902,028	885,947	889,129	1.0
Household Durables
SkyBell Technologies, Inc.	(10)		L+13.00%	13.00%	12/13/2019	12/13/2024	4,158,421	4,094,022	4,158,421	4.6
							4,158,421	4,094,022	4,158,421	4.6
Household Products
Coop Home Goods LLC (dba Coop Home Goods)	(10)(11)		L+8.00%	9.00%	6/18/2021	6/18/2026	3,571,429	3,512,574	3,225,357	3.6
							3,571,429	3,512,574	3,225,357	3.6
IT Services
CSI IT, LLC (dba Consulting Solutions)	(10)		L+10.50%	11.50%	1/29/2021	1/29/2026	1,972,846	1,938,246	1,972,846	2.2
							1,972,846	1,938,246	1,972,846	2.2
Leisure Products
MPUSA, LLC (dba Mission)	(10)		L+9.00%	10.00%	12/9/2021	12/9/2026	4,328,947	4,261,812	4,328,947	4.8
							4,328,947	4,261,812	4,328,947	4.8
Media
PadSquad, LLC	(21)		S+9.00%	10.00%	3/30/2022	3/31/2027	5,012,788	4,912,624	4,912,624	5.5
Trailer Park Group Holdings LLC	(10)(11)		L+6.50%	7.75%	8/2/2021	8/2/2026	3,718,220	3,630,302	3,773,994	4.2
							8,731,008	8,542,926	8,686,618	9.7
Personal Products
Japonesque, LLC	(10)(11)		L+8.00%	9.00%	11/23/2021	11/30/2026	4,639,645	4,564,766	4,639,645	5.2
							4,639,645	4,564,766	4,639,645	5.2
Professional Services
Lasalle Staffing, LLC	(11)(20)		S+7.00%	7.50%	2/15/2022	2/28/2027	8,000,000	7,805,863	7,805,863	8.7
BWG Strategy, LLC	(10)		L+9.00%	10.00%	12/24/2020	12/24/2025	1,293,776	1,272,695	1,293,776	1.4
NSC Technologies, LLC	(10)		L+8.50%	10.75%	4/26/2019	4/26/2024	4,509,195	4,458,209	4,267,953	4.7
							13,802,971	13,536,767	13,367,592	14.8
Software
Proactive Dealer Solutions, LLC	(10)		L+10.00%	11.00%	12/27/2021	12/26/2026	3,439,684	3,360,736	3,439,684	3.8
PureCars Technologies, LLC	(10)(11)		L+6.25%	7.75%	4/18/2019	4/18/2024	1,300,000	1,300,000	1,300,000	1.4
							4,739,684	4,660,736	4,739,684	5.2
Road & Rail
Southern Ag Carriers, Inc.	(10)(11)		L+7.50%	9.50%	9/22/2020	9/22/2025	956,938	938,235	956,938	1.1
							956,938	938,235	956,938	1.1
Total first lien senior secured term loan								93,736,077	93,892,081	104.4

Second lien senior secured loan
Construction & Engineering
DCCM, LLC	(10)		L+7.75%	8.75%	8/6/2021	12/30/2026	8,064,297	7,920,436	7,903,011	8.8
							8,064,297	7,920,436	7,903,011	8.8
Professional Services
CorTech, LLC	(10)		L+6.25%	10.25%	3/25/2022	9/20/2025	6,707,133	6,633,729	6,707,133	7.4
							6,707,133	6,633,729	6,707,133	7.4
Total second lien term loan								14,554,165	14,610,144	16.2

Preferred equity securities	(15)
Commercial Services and Supplies
Swyft Filings Holdings, LLC			-	-	12/20/2021	-	192,444	183,612	236,125	0.3
							192,444	183,612	236,125	0.3
Construction & Engineering
MechanAir Holdings, LLC	(16)		-	13.50% PIK	9/2/2021	-	1,190	1,190,476	1,039,047	1.2
							1,190	1,190,476	1,039,047	1.2
Diversified Telecommunication Services
YTC Holdings, Inc. (dba Yorktel)	(16)		-	8.00% PIK	9/23/2019	-	221,642	2,062,371	2,604,391	2.9
							221,642	2,062,371	2,604,391	2.9
Food Products
UJP Acquisition, LLC (dba Uncle John's Pride)	(16)		-	8.00% PIK	3/31/2022	-	1,489,362	1,489,362	1,489,362	1.7
							1,489,362	1,489,362	1,489,362	1.7
Healthcare Providers & Services
Arrow Home Health, LLC	(14)		-	-	12/24/2020	-	571,080	561,536	614,863	0.7
							571,080	561,536	614,863	0.7
Leisure Products
MPUSA, LLC (dba Mission)			-	-	12/9/2021	-	9	371,053	371,053	0.4
							9	371,053	371,053	0.4
Media
Channel Factory Holdings, LLC	(16)		-	5.00% Cash/5.00% PIK	8/27/2020	-	2,381,867	2,161,667	2,853,108	3.2
PadSquad Holdings LLC (dba Padsquad)	(16)		-	6.00% Cash / 6.00% PIK	3/30/2022	-	720,767	1,957,404	1,957,404	2.2
Trailer Park Group Holdings, LLC			-	8.00% PIK	8/2/2021	-	371,822	364,869	446,186	0.5
							3,474,456	4,483,940	5,256,698	5.9
Professional Services
Capone Holdings JV, LLC (dba LaSalle Staffing)	(11)		-	-	2/15/2022	-	4,000,000	4,000,000	4,000,000	4.4
Hometown Holdings JV, LLC (dba BWG Strategy)			-	8.00% PIK	12/24/2020	-	666,667	655,485	890,133	1.0
							4,666,667	4,655,485	4,890,133	5.4
Software
Proactive Dealer Holdings Parent, LLC			-	-	12/27/2021	-	1,141,205	1,171,677	1,157,456	1.3
PureCars Technologies Holdings, LLC	(16)		-	8.00% PIK	4/19/2019	-	482	229,117	283,900	0.3
							1,141,687	1,400,794	1,441,356	1.6
Total preferred equity securities								16,398,629	17,943,028	20.1

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Schedule of Investments
March 31, 2022
 (Unaudited)

Portfolio Company (1)(2)(3)(4)(5)(6)	Footnotes	Spread Above Index (7)	Interest Rate	Acquisition Date	Maturity	Principal, Shares, Units	Amortized Cost (8)	Fair Value (9)	% of Net Assets
Warrants and other equity securities	(15)
Aerospace & Defense
Consolidated Machine & Tool Holdings, LLC	(17)	-	-	1/15/2020	-	127	$142,485	$93,589	0.1%
						127	142,485	93,589	0.1
Construction & Engineering
DCCM, LLC		-	-	8/6/2021	-	832	831,767	831,768	0.9
Fremont-Wright, LLC		-	-	12/2/2020	-	2	-	55,074	0.1
						834	831,767	886,842	1.0
Consumer Finance
Microf, LLC		-	-	5/5/2020	-	164,332	-	389,097	0.4
						164,332	-	389,097	0.4
Diversified Consumer Services
Rock Gate Capital, LLC (dba 160 Driving Academy)		-	-	10/16/2019	-	12,693	-	102,179	0.1
						12,693	-	102,179	0.1
Diversified Telecommunication Services
Caregility Corporation	(19)	-	-	12/29/2021	-	52,593	443,392	552,224	0.6
York Telecom Corporation (dba Yorktel)		-	-	9/23/2019	-	46,227	-	446,089	0.5
York Telecom Corporation (dba Yorktel)		-	-	9/23/2019	-	77,195	-	38,544	0.0
						176,015	443,392	1,036,857	1.1
Entertainment
LRI Holdco, LLC (dba Linden Labs)		-	-	12/31/2020	-	1	-	243,851	0.3
LRI Holdco, LLC (dba Linden Labs)		-	-	12/31/2020	-	1	43,478	346,776	0.4
						2	43,478	590,627	0.7
Food Products
UJP Acquisition, LLC (dba Uncle John's Pride)		-	-	3/31/2022	-	127,215	-	-	0.0
						127,215	-	-	0.0
Household Durables
SkyBell Technologies, Inc.		-	-	12/13/2019	-	585,427	-	66,038	0.1
						585,427	-	66,038	0.1
Household Products
CHG Parent Holding LLC (dba Coop Home Goods)		-	-	6/18/2021	-	535,714	535,714	242,857	0.3
						535,714	535,714	242,857	0.3
Professional Services
NSC Holdings, LLC		-	-	4/26/2019	-	111	271,262	73,900	0.1
						111	271,262	73,900	0.1
Road & Rail
Southern AG Holdings, Inc.		-	-	9/22/2020	-	147	-	119,621	0.1
						147	-	119,621	0.1
Total warrants and other equity securities							2,268,098	3,601,607	4.0

Fund investments
Diversified Financials
Madryn Select Opportunities, LP	(22)	-	-	1/4/2022	-	2,078,357	2,078,357	2,078,357	2.3
						2,078,357	2,078,357	2,078,357	2.3
Total fund investments							2,078,357	2,078,357	2.3

TOTAL INVESTMENTS							$129,035,326	$132,125,217	147.0%

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
(7)
Loan contains a variable rate structure and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”, which can include one or three- month LIBOR), the Secured Overnight Financing Rate ("SOFR" or "S", which can include one or three- month SOFR), or an alternate base rate which can include the Federal Funds Effective Rate or the Prime Rate, at the borrower’s option, and which reset periodically based on the terms of the loan agreement.

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

(10)	The interest rate on these loans is subject to 3 month LIBOR, which was 0.96% as of March 31, 2022.
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

(12)	The interest rate on these loans is subject to 1 month LIBOR, which was 0.45% as of March 31, 2022.
(13)	Position includes an unfunded loan commitment of $216,521. See Note 11 “Commitments, Contingencies and Risks” in the accompanying notes to the financial statements.
(14)
As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” and has “Control” of this portfolio company as the Company and its affiliated funds collectively owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). The Company’s investment in affiliates for the period ended March 31, 2022 were Arrow Home Health, LLC which represented $1,503,992 of Fair Value and 1.7% of Net Assets of the Company. Transactions related to investments in “Controlled/Affiliate Investments” for the period ended March 31, 2022 were as follows:

Portfolio Company	Type of Investment	Amount of Realized Gain (Loss)	Amount of Interest or Dividends Credited to Income (a)	December 31, 2021 Value	Gross Additions(b)	Gross Reductions (c)	Amount of Unrealized Gains (Loss)	March 31, 2022 Value
Arrow Home Health LLC (d)	First lien senior securred term loan	$-	$23,868	$880,506	$435	$(6,084)	$14,272	$889,129
	Preferred equity securities (571,080 shares)	-	-	583,940	417	-	30,506	614,863
Total Affiliate Investments		$-	$23,868	$1,464,446	$852	$(6,084)	$44,778	$1,503,992

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

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Schedule of Investments – (continued)
March 31, 2022
 (Unaudited)

(17)	The Company has received 46 units of incentive shares which have no Cost or Fair Value as of March 31, 2022.
(18)	Interest disclosed reflects the contractual rate of the First Out tranche under the AAL.
(19)	Caregility Corporation is a wholly owned subsidiary of YTC Holdings, Inc.
(20)	The interest rate on these loans is subject to 1 month SOFR, which was 0.16% as of March 31, 2022.
(21)	The interest rate on these loans is subject to 3 month SOFR, which was 0.09% as of March 31, 2022.
(22)	Position includes unfunded commitment of $1,920,349. See Note 11 “Commitments, Contingencies and Risks” in the accompanying notes to the financial statements.

The Company has no investments on non-accrual status.

See accompanying notes.

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

(12)	The interest rate on these loans is subject to 1 month LIBOR, which was 0.10% as of December 31, 2021.
(13)	Position includes an unfunded loan commitment. See Note 11 “Commitments, Contingencies and Risks” in the accompanying notes to the financial statements.
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

Portfolio Company	Type of Investment	Amount of Realized Gain (Loss)	Amount of Interest or Dividends Credited to Income (a)	May 14, 2021 Value	Gross Additions (b)	Gross Reductions (c)	Amount of Unrealized Gains (Loss)	December 31, 2021 Value
Arrow Home Health LLC (d)	First lien senior securred term loan	$-	$64,423	$953,322	$3,672	$(65,398)	$(11,090)	$880,506
	Preferred equity securities (571,080 shares)	-	-	559,912	1,207	-	22,821	583,940
Total Affiliate Investments		$-	$64,423	$1,513,234	$4,879	$(65,398)	$11,731	$1,464,446

(a)	Represents the total amount of interest, fees or dividends credited to income for the portion of the period an investment was included in the Affiliate category.
(b)	Gross additions include increase in the cost basis of investments resulting from purchases, PIK interest or amortization of original issue discount.
(c)	Gross reductions include decreases in the total cost basis of investments resulting from principal repayments or sales.
(d)	The fair value of the investment was determined using significant unobservable inputs.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Schedule of Investments – (continued)
December 31, 2021

(15)	Ownership of certain equity investments may occur through a holding company or partnership. In no instances are the holding companies or partnerships wholly owned by the Company.
(16)	Investment contains a fixed rate structure.
(17)	The Company has received 46 units of incentive shares which have no Cost or Fair Value as of December 31, 2021.
(18)	Interest disclosed reflects the contractual rate of the First Out tranche under the AAL.
(19)	Caregility Corporation is a wholly owned subsidiary of YTC Holdings, Inc.
(20)	The interest rate on these loans is subject to 1 month SOFR, which was 0.05% as of December 31, 2021.

The Company has no investments on non-accrual status.

See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Financial Statements
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

The Company seeks to achieve its investment objectives by investing primarily in privately negotiated loans and equity investments to small and medium-sized businesses (“SMBs”) generally with annual revenues greater than $15 million and earnings before interest, taxes, depreciation and amortization (“EBITDA”) of less than $50 million. The Company is advised by Star Mountain Fund Management, LLC (“Star Mountain Fund Management”, the “Administrator” or the “Advisor”), a registered investment adviser under the Investment Advisers Act of 1940, as amended. In addition, for U.S. federal income tax purposes, the Company has elected to be treated and intends to continue to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of March 31, 2022, and the reported revenue generated and expenses incurred during the reporting period. Actual results could differ from those estimates.

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
(Unaudited)

Note 2. Summary of Significant Accounting Policies (continued)

Revenue Recognition

The Company’s revenue recognition policies are as follows:

Interest income: Interest income is recorded on the accrual basis to the extent that the Company expects to collect such amounts. Interest income is accrued based upon the outstanding principal amount and contractual terms of debt investments. For the three months ended March, 31, 2022, $2,790,169 of interest income, excluding PIK interest income, has been accrued as shown on the Statement of Operations. As of March 31, 2022 and as of December 31, 2021, $726,726 and $630,372 of interest income is receivable, respectively as shown on the Statement of Assets and Liabilities.

Payment In-Kind Income: The Company has certain investments in its portfolio that contain a payment-in-kind (“PIK”) provision, which represents contractual interest or dividends that are added to the principal balance and recorded as income. For loans and debt securities with contractual PIK, the Company generally will not accrue PIK interest for accounting purposes if the portfolio company valuation indicates that such PIK interest is not collectible. To maintain its ability to take a dividend paid deduction, the Company may need to pay out PIK non-cash income amounts in the form of distributions, even though the Company has not yet collected the cash. For the three months ended March 31, 2022, $113,484 of PIK income has been accrued as shown on the Statement of Operations.

Non-accrual: Loans or preferred equity securities are placed on non-accrual status when interest or dividend payments become 90 days or more past due, or when there is reasonable doubt that principal, interest or dividends will be collected. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal, interest, or dividends are paid, and, in management’s judgment are likely to remain current. As of March 31, 2022, the Company had no investments on non-accrual status.

Dividend Income: Dividend income to be paid in-kind on equity securities is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income paid in cash is recorded on the date declared for portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) interests is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For the three months ended March 31, 2022, the Company did not receive any return of capital distributions from its equity investments. For the three months ended March 31, 2022, $1,737 of dividend income has been accrued as shown on the Statement of Operations. As of March 31, 2022, all dividend income has been received.

Original Issue Discount: Discounts to par on portfolio securities are accreted into income over the tenor of the instrument. Any remaining discount is accreted into income upon prepayment or redemption of the instrument and the Company then amortizes such amounts using the effective interest method as interest income over the life of the investment. The unamortized discount as of March 31, 2022, was $2,236,435.  The amount of original issue discount amortized for the three months ended March 31, 2022, was $124,053.

Amendment, waiver, and consent fees: In connection with modifying credit agreements with portfolio companies to provide additional operating or borrowing flexibility, the Company may be entitled to amendment, waiver and consent fees to compensate for the potentially enhanced credit risk. Such fees will be recorded as income on the date earned and accrued to the extent the fee is to be compensated in the form of additional principal balance. No such fees were earned during the three months ended March 31, 2022.

Early repayment and termination fees: Upon the prepayment of a loan or debt security, any unamortized premium or discount or loan origination fees are recorded as interest income. To the extent the Company receives early repayment fees in connection with pre-maturity loan agreement termination, such income will be recorded on the date of prepayment. The Company and its Advisor generally do not structure transactions with a contractual exit fee to be collected upon loan repayment at maturity. No such fees were earned during the three months ended March 31, 2022.

Gains and Losses: Investment transactions are recorded on a trade-date basis. Realized gains or losses on portfolio investments are calculated based upon the difference between the net proceeds from the disposition and the amortized cost basis of the investment, without regard to unrealized gains or losses previously recognized. Realized gains and losses are recorded within net realized gain (loss) on investments on the Statements of Operations. Changes in the fair value of investments from the prior period, as approved by the Board based on fair value recommendations from the Advisor in accordance with the Advisor’s valuation policy, are included within net change in unrealized gain (loss) on investments on the Statements of Operations. For the three months ended March 31, 2022, the Company had $23,917 of net realized gain on investments as represented on the Statement of Operations.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Financial Statements – (continued)
(Unaudited)

Note 2. Summary of Significant Accounting Policies (continued)

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

Earnings per Share

In accordance with the provisions of ASC Topic 260 – Earnings per Share, basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. The weighted average shares outstanding utilized in the calculation of earnings per share take into account share issues on the issuance date and the Company’s repurchases of its Common Stock on the repurchase date. See Note 9 for additional information on the Company’s share activity. For the three months ended March 31, 2022, there were no potentially dilutive common shares issued.

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

Cash Equivalents

Cash equivalents are highly liquid investments with a current maturity of three months or less at the date of acquisition, which may include temporary investments in U.S. Treasury Bills (of varying maturities) or money market funds. There were no cash equivalents outstanding on the Company’s Statement of Assets and Liabilities as of March 31, 2022 and December 31, 2021.

Unamortized Deferred Financing Costs

Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. Deferred financing costs are capitalized as incurred and amortized on a straight line basis to maturity of the Secured Credit Facility (as defined herein). For the three months ended March 31, 2022, the Company had $31,250 of expensed financing costs included in interest and other financing fees on the Statement of Operations. As of March 31, 2022 and December 31, 2021 the Company had $478,719 and $291,219, respectively, of unamortized deferred financing costs as shown in deferred financing cost on the Statement of Assets and Liabilities.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Financial Statements – (continued)
(Unaudited)

Note 2. Summary of Significant Accounting Policies (continued)

Organization and Offering Costs

Organizational and offering costs are expensed as incurred. These expenses consist primarily of legal fees and other costs incurred with Company’s share offerings, the preparation of the Company’s registration statement, and registration fees. For the three months ended March 31, 2022, the Company had incurred no organizational costs. As of March 31, 2022 and December 31, 2021, no organizational costs remained payable on the Statement of Assets and Liabilities.  For the three months ended March 31, 2022, the Company incurred offering costs in the amount of $124,580 as shown in General and Administrative Fees in the Statement of Operations. As of March 31, 2022 and December 31, 2021, $181,785 and $57,205, respectively, of offering costs incurred were payable and included in other payables on the Statement of Assets and Liabilities.

Custodian Fees

The Company has entered into a custody agreement with State Street Bank and Trust Company (the “Custodian”). For the three months ended March 31, 2022, the Company incurred expenses for services provided by the Custodian of $19,069, which is included in professional fees on the Statement of Operations. As of March 31, 2022 and December 31, 2021, $8,966 and $6,569, respectively, remained payable, which is included in professional fees payable on the Statement of Assets and Liabilities.

Income Taxes

On May 14, 2021, the Company elected to be regulated as a BDC under the 1940 Act. The Company also elected to be treated as a RIC under Subchapter M of the Code and intends to qualify annually as a RIC. As long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its Stockholders. Rather, any tax liability related to income earned by the Company represents obligations of the Company’s Stockholders and will not be reflected in the financial statements of the Company.

To qualify as a RIC under Subchapter M of the Code, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its Stockholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses. In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. For the three months ended March 31, 2022, the Company did not record a net expense on the Statement of Operations for U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current period. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company did not record any uncertain income tax positions for the three months ended March 31, 2022. The 2021 tax year remains subject to examination by U.S. federal and state tax authorities. The aggregate amortized tax basis cost of investments included on the Schedule of Investments as of March 31, 2022 and December 31, 2021 was $129,035,326 and $100,461,162, respectively.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Financial Statements – (continued)
(Unaudited)

Note 2. Summary of Significant Accounting Policies (continued)

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

Note 3. Investments

The following tables show the composition of the Company’s investment portfolio, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	March 31, 2022
	Amortized Cost		Fair Value
First Lien Senior Secured Loan	$93,736,077	72.6%	$93,892,081	71.0%
Second Lien Senior Secured Loan	14,554,165	11.3	14,610,144	11.1
Preferred Equity Securities	16,398,629	12.7	17,943,028	13.6
Warrants and Other Equity Securities	2,268,098	1.8	3,601,607	2.7
Fund Investments	2,078,357	1.6	2,078,357	1.6
Total	$129,035,326	100.0%	$132,125,217	100.0%

	December 31, 2021
	Amortized Cost		Fair Value
First Lien Senior Secured Loan	$79,755,546	79.4%	$79,686,882	76.9%
Second Lien Senior Secured Loan	9,581,380	9.5	9,748,549	9.4
Preferred Equity Securities	8,856,138	8.8	10,604,516	10.2
Warrants and Other Equity Securities	2,268,098	2.3	3,600,418	3.5
Total	$100,461,162	100.0%	$103,640,365	100.0%

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Financial Statements – (continued)
(Unaudited)

Note 3. Investments (continued)

The following tables show the composition of the Company’s investment portfolio by geographic region, at amortized cost and fair value (with corresponding percentage of total portfolio investments). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business:

	March 31, 2022
	Amortized Cost		Fair Value
Midwest	$24,596,732	19.1%	$24,596,115	18.6%
Northeast	27,932,172	21.6	29,472,833	22.3
Southeast	34,146,096	26.5	34,408,296	26.1
Southwest	10,199,686	7.9	10,238,771	7.7
West	23,516,996	18.2	24,684,063	18.7
East	8,643,644	6.7	8,725,139	6.6
Total	$129,035,326	100.0%	$132,125,217	100.0%

	December 31, 2021
	Amortized Cost		Fair Value
Midwest	$12,522,150	12.5%	$12,875,181	12.4%
Northeast	18,991,567	18.9	20,274,350	19.6
Southeast	21,298,932	21.2	21,267,640	20.5
Southwest	10,188,992	10.1	10,383,035	10.0
West	26,101,626	26.0	27,466,799	26.5
East	11,357,895	11.3	11,373,360	11.0
Total	$100,461,162	100.0%	$103,640,365	100.0%

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Financial Statements – (continued)
(Unaudited)

Note 3. Investments (continued)

The following tables show the composition of the Company’s investment portfolio by industry, at amortized cost and fair value (with corresponding percentage of total portfolio investments):
	March 31, 2022
	Amortized Cost		Fair Value
Aerospace & Defense	$3,546,930	2.7%	$3,414,536	2.6%
Commercial Services & Supplies	4,111,231	3.2	4,127,999	3.1
Construction & Engineering	21,183,883	16.5	21,047,973	15.9
Consumer Finance	3,498,126	2.7	3,924,153	3.0
Diversified Consumer Services	4,803,405	3.7	4,976,348	3.8
Diversified Financials	2,078,357	1.6	2,078,357	1.6
Diversified Telecommunication Services	7,765,879	6.0	8,940,539	6.8
Entertainment	9,309,945	7.2	9,978,457	7.6
Food Products	6,888,026	5.3	6,888,026	5.2
Healthcare Providers & Services	1,447,483	1.1	1,503,992	1.1
Household Durables	4,094,022	3.2	4,224,459	3.2
Household Products	4,048,288	3.1	3,468,214	2.6
IT Services	1,938,246	1.5	1,972,846	1.5
Leisure Products	4,632,865	3.6	4,700,000	3.6
Media	13,026,866	10.2	13,943,316	10.5
Personal Products	4,564,766	3.5	4,639,645	3.5
Professional Services	25,097,243	19.5	25,038,758	18.9
Road & Rail	938,235	0.7	1,076,559	0.8
Software	6,061,530	4.7	6,181,040	4.7
Total	$129,035,326	100.0%	$132,125,217	100.0%

	December 31, 2021
	Amortized Cost		Fair Value
Aerospace & Defense	$3,549,985	3.5%	$3,406,449	3.3%
Commercial Services & Supplies	9,416,447	9.4	9,446,485	9.1
Construction & Engineering	21,169,290	21.2	21,566,475	20.9
Consumer Finance	2,431,198	2.4	2,872,016	2.8
Diversified Consumer Services	4,533,152	4.5	4,707,478	4.5
Diversified Telecommunication Services	7,764,750	7.7	8,835,342	8.5
Entertainment	9,285,773	9.2	9,903,617	9.6
Healthcare Providers & Services	1,452,715	1.4	1,464,446	1.4
Household Durables	4,150,656	4.1	4,229,816	4.1
Household Products	4,039,833	4.1	3,716,607	3.6
IT Services	1,962,579	2.0	1,999,150	1.9
Leisure Products	4,632,103	4.6	4,632,103	4.5
Media	6,131,793	6.1	7,094,439	6.8
Personal Products	4,590,922	4.6	4,590,821	4.4
Professional Services	8,383,197	8.3	8,029,455	7.7
Road & Rail	938,249	0.9	1,013,686	1.0
Software	6,028,520	6.0	6,131,980	5.9
Total	$100,461,162	100.0%	$103,640,365	100.0%

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

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Financial Statements – (continued)
(Unaudited)

Note 4. Fair Value Measurements (continued)

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

The financial statements include portfolio investments at fair value of $132,125,217 as of March 31, 2022. The portfolio investments’ fair value has been determined in good faith by the Company’s Board. Because of the inherent uncertainty of valuation, the determined values may differ significantly from the values that would have been used had a liquid market existed for the investments as of March 31, 2022.

The following tables present fair value measurements of investments, by major class according to the fair value hierarchy.

	Fair Value Measurements
March 31, 2022	Level 1	Level 2	Level 3	Total
First Lien Senior Secured Loan	$-	$-	$93,892,081	$93,892,081
Second Lien Senior Secured Loan	-	-	14,610,144	14,610,144
Preferred Equity Securities	-	-	17,943,028	17,943,028
Warrants and Other Equity Securities	-	-	3,601,607	3,601,607
Fund Investments	-	-	2,078,357	2,078,357
Total Investments	$-	$-	$132,125,217	$132,125,217

	Fair Value Measurements
December 31, 2021	Level 1	Level 2	Level 3	Total
First Lien Senior Secured Loan	$-	$-	$79,686,882	$79,686,882
Second Lien Senior Secured Loan	-	-	9,748,549	9,748,549
Preferred Equity Securities	-	-	10,604,516	10,604,516
Warrants and Other Equity Securities	-	-	3,600,418	3,600,418
Total Investments	$-	$-	$103,640,365	$103,640,365

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Financial Statements – (continued)
(Unaudited)

Note 4. Fair Value Measurements (continued)

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

	Investments
	First Lien Senior Secured Loan	Second Lien Senior Secured Loan	Preferred Equity Securities	Warrants and Other Equity Securities	Fund Investments	Total Investments
Balance as of December 31, 2021	$79,686,882	$9,748,549	$10,604,516	$3,600,418	$-	$103,640,365
Net realized gain (loss) on investments	23,917	-	-	-	-	23,917
Net change in unrealized gain (loss) on investments	226,483	(104,039)	(204,996)	1,189	-	(81,363)
Purchases of investments and other adjustments to cost (1)	19,587,142	5,001,390	7,543,508	-	2,078,357	34,210,397
Proceeds from sales of investments	(2,803,043)	-	-	-	-	(2,803,043)
Proceeds from principal repayments (2)	(2,829,300)	(35,756)	-	-	-	(2,865,056)
Balance as of March 31, 2022	$93,892,081	$14,610,144	$17,943,028	$3,601,607	$2,078,357	$132,125,217

(1)	Includes purchases of new investments, premium and discount accretion and amortization and PIK interest.
(2)	Includes change in paydowns receivable from the Statement of Assets and Liabilities

	Investments
	First Lien Senior Secured Loan	Second Lien Senior Secured Loan	Preferred Equity Securities	Warrants and Other Equity Securities	Total Investments
Balance as of May 14, 2021	$32,804,029	$854,681	$7,468,793	$1,737,755	$42,865,258
Net realized gain on investments	23,917	-	-	240,492	264,409
Net change in unrealized gain (loss) on investments	57,925	196,597	(329,718)	142,838	67,642
Purchases of investments and other adjustments to cost (1)	50,049,082	8,846,343	3,465,441	1,810,873	64,171,739
Proceeds from sales of investments	(512,470)	-	-	(331,540)	(844,010)
Proceeds from principal repayments (2)	(2,711,684)	(149,072)	-	-	(2,860,756)
Balance as of December 31, 2021	$79,710,799	$9,748,549	$10,604,516	$3,600,418	$103,664,282

(1)	Includes purchases of new investments, premium and discount accretion and amortization and PIK interest.
(2)	Includes paydowns receivable from the Statement of Assets and Liabilities

The net change in unrealized gain (loss) on investments included on the Statement of Operations for the three months ended March 31, 2022 and for the period from May 14, 2021 to December 31, 2021, attributable to Level 3 investments still held on March 31, 2022, was $(32,653) and $67,642, respectively.

Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period which the reclassifications occur. There were no transfers among Levels 1, 2 and 3 during the three months ended March 31, 2022 or for the period from May 14, 2021 to December 31, 2021.

Purchases (including accretion, amortization, PIK interest) for the three months ended March 31, 2022 amounted to $34,210,397 of fair value. Purchases (including accretion, amortization, PIK interest) and transfers for the period from May 14, 2021 to December 31, 2021 amounted to $64,171,739 and $42,865,258 of fair value, respectively.

For the three months ended March 31, 2022, the Company invested (net of original issue discount) $25,557,962 million in three new portfolio companies, $2,078,357 million in one fund investment and $6,307,636 million in three existing portfolio companies as reflected in the Schedule of Investments.

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

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Financial Statements – (continued)
(Unaudited)

Note 4. Fair Value Measurements (continued)

The table below summarizes the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy as of March 31, 2022.

						Range
	Fair Value	Valuation Technique	Unobservable Input	Weighted Average Mean		Minimum		Maximum
Assets:
First Lien Senior Secured Loan	$74,453,474	Discounted Cash Flow	Market Yields	13.2%		5.20%		17.70%
			EBITDA Multiple	8.58	x	3.21	x	14.60	x
First Lien Senior Secured Loan	1,321,457	Discounted Cash Flow	Market Yields	29.3%		29.30%		29.30%
			Revenue Multiple	2.75	x	2.25	x	3.25	x
First Lien Senior Secured Loan	18,117,151	Recent Transaction	N/A	N/A		N/A		N/A
Second Lien Senior Secured Loan	14,610,144	Discounted Cash Flow	Market Yields	11.5%		10.90%		12.10%
			EBITDA Multiple	7.07	x	6.00	x	8.25	x
Preferred Equity Securities	2,853,108	Enterprise Value Method	Revenue Multiple	0.63	x	0.53	x	.73	x
			EBITDA Multiple	11.00	x	10.50	x	11.50	x
Preferred Equity Securities	7,643,155	Enterprise Value Method	EBITDA Multiple	8.95	x	4.63	x	13.25	x
Preferred Equity Securities	7,446,766	Recent Transaction	N/A	N/A		N/A		N/A
Warrants and Other Equity Securities	998,313	Enterprise Value Method	Revenue Multiple	2.75	x	2.25	x	3.25	x
Warrants and Other Equity Securities	2,603,292	Enterprise Value Method	EBITDA Multiple	6.92	x	3.21	x	14.60	x
Fund Investments	2,078,357	Other	N/A	N/A		N/A		N/A
Total Level 3 Assets	$132,125,217

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

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Financial Statements – (continued)
(Unaudited)

Note 5. Transactions with Affiliated Companies

The Company and the Advisor have received an exemptive order from the SEC that permits the Company to co-invest with certain accounts managed by the Advisor and/or certain affiliates of the Company, subject to the terms and conditions specified in the exemptive order.

An affiliated company is a company in which the Company has an ownership interest of 5% or more of its voting securities. A controlled affiliate company is a company in which the Company has an ownership interest of more than 25% of its voting securities. Please see the Company’s schedule of investments for the type of investment, principal amount, interest rate including the spread, and the maturity date. For the three months ended March 31, 2022 and for the period from May 14, 2021 to December 31, 2021, the Company did not have an ownership interest of 5% or more of any companies’ voting securities. Transactions related to the Company’s investments with controlled affiliates for the three months ended March 31, 2022 and for the period from May 14, 2021 to December 31, 2021, were as follows:

	Equity Ownership Held by the Company	Equity Ownership Held by S tar Mountain Affiliate Funds
Issuer:
Arrow Home Health LLC March 31, 2022	2.2%	55.5%

Arrow Home Health LLC December 31, 2021	3.2%	55.5%

Note 6. Transactions with Related Parties

Star Mountain Lower Middle-Market (Offshore) Ltd. (the “Feeder Fund”) was formed as a Cayman Islands exempted company and commenced operations on August 17, 2021.  The Feeder Fund has been formed to invest all or substantially all of its investable assets in the common stock of the Company. As of March 31, 2022 and December 31, 2021 the Feeder Fund had $12,470,000 and $5,338,000 in capital committed to the Company, respectively, and an ownership percentage in the Company of 6.47% and 3.72%, respectively.

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

The Management Fee is payable quarterly in arrears and will be appropriately prorated for any partial quarter. For the three months ended March 31, 2022, the Company incurred Management Fee expenses of $513,911. As of March 31, 2022 and December 31, 2021, $549,125 and $757,520 remained payable, respectively.

The incentive fee (“Incentive Compensation”) consists of two parts. The first component of the income incentive fee is payable quarterly in arrears. The Income Incentive Fee will be determined by comparing the Company’s pre-incentive fee net investment income for the preceding quarter. Pre-incentive fee net investment income means interest income, dividend income, PIK interest and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the quarter (including the base management fee), any expenses payable under the administration agreement (the “Administration Agreement”) between the Company and the Administrator and any interest expense and dividends paid on any outstanding preferred stock, but excluding the incentive fee. Pre-incentive fee net investment income will include, in the case of investments with a deferred interest feature such as market discount, debt instruments with PIK interest, preferred stock with PIK dividends and zero-coupon securities, accrued income that the Company has not yet received in cash. The Advisor is

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Financial Statements – (continued)
(Unaudited)

Note 6. Transactions with Related Parties (continued)

not under any obligation to reimburse the Company for any part of the incentive fee it receives that was based on accrued interest that the Company never actually receives.

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

While the Investment Advisory Agreement with the Advisor neither includes nor contemplates the inclusion of unrealized gains in the calculation of the capital gains incentive fee, pursuant to an interpretation of an American Institute for Certified Public Accountants Technical Practice Aid for investment companies, the Company includes unrealized gains in the calculation of the capital gains incentive fee expense and related accrued capital gains incentive fee. This accrual reflects the incentive fees that would be payable to the Advisor if the Company’s entire portfolio was liquidated at its fair value as of the balance sheet date even though the Advisor is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized. For the three months ended March 31, 2022 the Company incurred incentive fees of $179,776. As of March 31, 2022 and December 31, 2021, $405,660

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Financial Statements – (continued)
(Unaudited)

Note 6. Transactions with Related Parties (continued)

and $225,883 of incentive fees remained payable, respectively, as shown in incentive fees payable on the Statements of Assets and Liabilities.

The Company has entered into the Administration Agreement with Star Mountain Fund Management, LLC, under which the Company reimburses the Administrator for its allocable portion of overhead and other expenses, including the costs of furnishing the Company with office facilities and equipment and providing clerical, bookkeeping, record-keeping and other administrative services at such facilities, and the Company’s allocable portion of the cost of the chief financial officer and chief compliance officer and their respective staffs. To the extent that the Administrator outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis, without incremental profit, to the Administrator. For the three months ended March 31, 2022 the Company incurred reimbursement expenses of $111,174 included under General and Administrative fees on the Statement of Operations. As of March 31, 2022, $18,392 of reimbursement expense was payable as shown in the Statements of Assets and Liabilities as reimbursement expense payable and as of December 31, 2021 no reimbursement expense was payable.

The Company incurs certain fees and expenses paid to the Company’s independent directors (including expenses and costs related to meetings of the independent directors); for the three months ended March 31, 2022 directors’ expenses are $19,726, as shown on the Statement of Operations. As of March 31, 2022 and December 31, 2021, $10,575 and $10,849 remained payable, respectively, which are included in professional fees payable as shown on the Statement of Assets and Liabilities.

The Administrator has entered into a sub-administration agreement with SS&C Technologies, Inc. (the “Sub-Administrator”), under which the Sub-Administrator provides various accounting and administrative services to the Company. Administrative services may include maintenance of the Company’s books and records, processing of investor transactions, and calculation of the NAV. For the three months ended March 31, 2022, the Company incurred expenses for services provided by the Sub-Administrator of $95,014 which is included in professional fees on the Statement of Operations. As of March 31, 2022 and December 31, 2021, $14,017 and $7,139, respectively, remained payable, which are included in professional fees payable on the Statement of Assets and Liabilities.

Note 7. Borrowings

On July 2, 2021, the Company entered into a Loan and Servicing Agreement (the “Loan Agreement”) with Sterling National Bank (“SNB”), which provides for a senior secured revolving credit facility (“Secured Credit Facility”). In February 2022, SNB was subsequently acquired by Webster Bank (“Webster”), which took over the relationship with the Company. Webster serves as administrative agent and collateral agent. On January 12, 2022, the Company entered into a second amendment to the Secured Credit Facility to upsize the Secured Credit Facility to $80 million, with Webster committing $50 million ($10 million incremental), Investors Bank committing $15 million ($7.5 million incremental), and Blue Ridge Bank committing $15 million ($7.5 million incremental).

Advances under the Secured Credit Facility bear interest at a per annum rate equal to the Prime rate in effect on such day minus 0.35%. Inclusive of syndication, agency, and administrative fees paid to Webster, the total annualized cost of capital is estimated to be 4.00%. The Company will also pay a non-utilization fee on the average daily unused amount of the aggregate commitments until the commitment termination date (as defined in the Loan Agreement). As of March 31, 2022, the total commitments under the Secured Credit Facility were $80 million. Proceeds from borrowings under the Secured Credit Facility may be used to finance certain investments, fulfill payment obligations under the Secured Credit Facility, make distributions/payments permitted by the Loan Agreement. All amounts outstanding under the Secured Credit Facility must be repaid by the fourth anniversary of the closing of the Secured Credit Facility. The Company’s obligations to the lenders under the Secured Credit Facility are secured by a first priority security interest in substantially all of the Company’s assets, subject to certain exclusions.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Financial Statements – (continued)
(Unaudited)

Note 7. Borrowings (continued)

Borrowings under the Secured Credit Facility are limited by various advance rates and concentration limits. In connection with the Secured Credit Facility, the Company has made certain customary representations/warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The Secured Credit Facility is subject to customary events of default for similar financing transactions. Upon the occurrence and during the continuation of an event of default, Webster may declare the outstanding advances and all other obligations under the Secured Credit Facility immediately due and payable. As of March 31, 2022, and December 31, 2021, the total fair value of the borrowings outstanding under the Secured Credit Facility was $44,000,000 and $34,000,000, respectively. The fair value of the borrowings outstanding under the Secured Credit Facility is based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. Interest expense incurred for the three months ended March 31, 2022, totaled $288,555 which is included in interest and other financing fees on the Statement of Operations. The unused commitment fees, amortization of deferred financing costs, and utilization fees for the three months ended March 31, 2022, amounted to $118,328, which is included in interest and other financing fees on the Statement of Operations. The unused fees payable and interest expense payable as of March 31, 2022, and December 31, 2021, are included in the credit facility interest payable on the Statement of Assets and Liabilities. The utilization fees payable as of March 31, 2022, and December 31, 2021, are included in other payables on the Statement of Assets and Liabilities.

The components of the Company’s interest expense and other debt financing expenses, average outstanding balances and average stated interest rates (i.e. the rate in effect plus spread) were as follows:

For the three months ended March 31, 2022
Interest expense	$288,555
Unused commitment fees	46,736
Amortization of deferred financing costs	31,250
Utilization fees	40,342
Total interest and other debt financing fees	$406,883
Average debt outstanding	$39,555,556

Note 8. Income Taxes

The amount of taxable income to be paid out as a distribution is determined by the Board each quarter and generally is based upon the annual earnings estimated by management of the Company. Net capital gains, if any, are distributed at least annually, although the Company may decide to retain all or some of those capital gains for investment and pay corporate-level income taxes on those retained amounts. If the Company chooses to do so, this generally would increase expenses and reduce the amount available to be distributed to stockholders. In the event the Company’s taxable income (including any net capital gains) for a fiscal year fall below the amount of distributions declared and paid with respect to that year, however, a portion of the total amount of those distributions may be deemed a return of capital for tax purposes to the Company’s stockholders.

Because federal income tax regulations differ from accounting principles generally accepted in the United States, distributions in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes. Differences may be permanent or temporary in nature. Permanent differences are reclassified among capital accounts in the financial statements to reflect their appropriate tax character. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Financial Statements – (continued)
(Unaudited)

Note 8. Income Taxes (continued)

The following table sets forth the tax cost basis and the estimated aggregate gross unrealized appreciation and depreciation from investments for federal income tax purposes as of and for the period ended March 31, 2022 and December 31, 2021:

	As of March 31, 2022	As of December 31, 2021
Tax Cost of Investments	$129,035,326	$100,461,162

	As of March 31, 2022	As of December 31, 2021
Unrealized appreciation	$4,435,546	$4,230,974
Unrealized depreciation	(1,345,655)	(1,051,771)
Net unrealized appreciation/(depreciation) from investments	3,089,891	3,179,203

Note 9. Stock Issuances

As of March 31, 2022 and December 31, 2021, the total number of shares of all classes of capital stock that the Company has the authority to issue was 200,000,000 shares of Common Stock, par value $0.001 per share.

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

The following table summarizes the issuance of shares for the three months ended March 31, 2022:

Date	Price per share	Shares Issued	Proceeds
For the three months ended March 31, 2022:
March 25, 2022	$25.59	708,935	$18,142,000
		708,935	$18,142,000

Stock issued in connection with dividend reinvestment plan
January 14, 2022	25.32	24,306	615,437
		24,306	$615,437
Total		733,241	$18,757,437

Note 10. Distributions

The Company’s distributions are recorded on the record date. For the three months ended March 31, 2022 distributions paid to Stockholders totaled $1,277,627 of which $662,190 was paid as a cash distribution and $615,437 was paid in the form of 24,306 DRP shares issued to existing Stockholders. Distribution payments have been made in accordance with Stockholders DRP payment election as disclosed in Note 2.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Financial Statements – (continued)
(Unaudited)

Note 10. Distributions (continued)

The following table summarizes the settlement of distributions declared and recorded as of December 31, 2021 and the subsequent payment and issuance of those distributions for the three months ended March 31, 2022:

Date Declared	Record Date	Payment/Issuance Date	Amount Per Share	Amount Paid in Cash	Amount Settled via Newly Issued Shares	Total

December 31, 2021	December 31, 2021	January 14, 2022	$0.46	$662,190	$615,437	$1,277,627
Total			$0.46	$662,190	$615,437	$1,277,627

Note 11. Commitments, Contingencies, and Risks

Commitments: As of March 31, 2022 the Company had $2,136,870 in outstanding commitments to fund investments. Management believes that the Company’s available cash balances provide sufficient funds to cover its unfunded commitments as of March 31, 2022.

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

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Financial Statements – (continued)
(Unaudited)

Note 12. Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2022:

March 31, 2022
Per share data:
Net asset value at beginning of period	$25.26
Net investment income (loss) (1)	0.39
Net realized and unrealized gain (loss) (1)	(0.02)
Net increase (decrease) in net assets resulting from operations (1)	0.37
Other (2)	0.03
Net asset value at end of period	$25.66
Net assets at end of period	$90,082,311
Shares outstanding at end of period	3,510,690
Total return (3)	1.58%
Ratio/Supplemental data:
Ratio of expenses to average net assets before incentive fees(4)	8.46%
Ratio of expenses to average net assets after incentive fees (4)	8.69%
Ratio of net investment income (loss) to average net assets before incentive fees(4)	6.51%
Ratio of net investment income (loss) to average net assets after incentive fees (4)	6.29%
Portfolio turnover (5)	4.00%

(1)	The per share data was derived by using the weighted average shares outstanding during the period presented.
(2)
Includes the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.

(3)
Total return is calculated as the change in net asset value ("NAV") per share during the period, divided by the beginning NAV per share and assumes reinvestment of dividends at NAV. Total return is not annualized.

(4)	Ratios are annualized. To the extent incentive fees are included within the ratio, they are not annualized.
(5)	Ratio is not annualized.

13. Subsequent Events

The Company has evaluated subsequent events through May 16, 2022, the date on which the financial statements were issued.

Pursuant to a capital drawdown notice to its investors, the Company issued and sold 446,881 shares of the Company’s Common Stock, par value $0.001 per share, on April 21, 2022, for an aggregate offering price of $11,498,235.

On May 6, 2022, the Company entered into an amendment to the Secured Credit Facility (the “Amendment”), in which Forbright Bank and First Foundation Bank (“The New Lenders”) agreed to become lenders with $17.5 million and $15 million commitments, respectively, in the Secured Credit Facility. Webster Bank, N.A. increased its commitment by $12.5 million for a total of $62.5 million.  The Amendment increased the aggregate commitments under the Secured Credit Facility from $80 million to $125 million.

On May 10, 2022, the Company declared a dividend of $0.30 per share for Stockholders on record as of May 10, 2022, to be paid in the form of cash or additional shares on May 20, 2022, the distribution payment date.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Statements contained in this on Form 10-Q (including those relating to current and future market conditions and trends in respect thereof) that are not historical facts are based on current expectations, estimates, projections, opinions and/or beliefs of Star Mountain Lower Middle-Market Capital Corp. (the “Company”), Star Mountain Fund Management, LLC (the “Advisor”) and Star Mountain Capital, LLC (“Star Mountain”). Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. Certain information contained in this Form 10-Q constitutes “forward-looking statements,” which can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “seek,” “expect,” “anticipate,” “project,” “estimate,” “intend,” “continue,” “target,” or “believe” or the negatives thereof or other variations thereon or comparable terminology. Due to various risks and uncertainties, actual events or results or the actual performance of the Company may differ materially from those reflected or contemplated in such forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond the Company’s control and are difficult to predict, that could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including, without limitation, the risks, uncertainties and other factors the Company identifies in the section entitled “Item 1A. Risk Factors” and elsewhere in this Form 10-Q and in the Company’s filings with the Securities and Exchange Commission (“SEC”).

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

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

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

The Company’s investments are subject to a number of risks. See “Part II. Item 1A. Risk Factors.”

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

Portfolio and Investment Activity:

For the three months ended March 31, 2022, the Company invested (net of original issue discount) $25,557,962 million in three new portfolio companies, $2,078,357 million in one fund investment and $6,307,636 million in three existing portfolio companies as reflected in the Schedule of Investments.

Purchases (including accretion, amortization, PIK interest) for the three months ended March 31, 2022 amounted to $34,210,397 of fair value. Purchases (including accretion, amortization, PIK interest) and transfers for the period from May 14, 2021 to December 31, 2021 amounted to $64,171,739 and $42,865,258 of fair value, respectively.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

The Company had $2,950,038 in principal repayments for the three months ended March 31, 2022, of which $2,649,070 was paid in cash as of March 31, 2022 (with the remaining balance as receivable).

As of March 31, 2022 and December 31, 2021, the Company’s investments consisted of the following:

	March 31, 2022		December 31, 2021
Fair Value:
First Lien Senior Secured Loan	$93,892,081	71.0%	$79,686,882	76.9%
Second Lien Senior Secured Loan	14,610,144	11.1	9,748,549	9.4
Preferred Equity Securities	17,943,028	13.6	10,604,516	10.2
Warrants and Other Equity Securities	3,601,607	2.7	3,600,418	3.5
Fund Investments	2,078,357	1.6	-	-
Total	$132,125,217	100.0%	$103,640,365	100.0%

The table below describes investments by industry composition based on fair value as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
Fair Value:
Aerospace & Defense	$3,414,536	2.6%	$3,406,449	3.3%
Commercial Services & Supplies	4,127,999	3.1	9,446,485	9.1
Construction & Engineering	21,047,973	15.9	21,566,475	20.9
Consumer Finance	3,924,153	3.0	2,872,016	2.8
Diversified Consumer Services	4,976,348	3.8	4,707,478	4.5
Diversified Financials	2,078,357	1.6	8,835,342	8.5
Diversified Telecommunication Services	8,940,539	6.8	9,903,617	9.6
Entertainment	9,978,457	7.6	1,464,446	1.4
Food Products	6,888,026	5.2	4,229,816	4.1
Healthcare Providers & Services	1,503,992	1.1	3,716,607	3.6
Household Durables	4,224,459	3.2	1,999,150	1.9
Household Products	3,468,214	2.6	4,632,103	4.5
IT Services	1,972,846	1.5	7,094,439	6.8
Leisure Products	4,700,000	3.6	4,590,821	4.4
Media	13,943,316	10.5	8,029,455	7.7
Personal Products	4,639,645	3.5	1,013,686	1.0
Professional Services	25,038,758	18.9	6,131,980	5.9
Road & Rail	1,076,559	0.8	-	-
Software	6,181,040	4.7	-	-
Total	$132,125,217	100.0%	$103,640,365	100.0%

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

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

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

The following tables show the distribution of the Company’s investments on the 1 to 5 investment performance risk rating scale as of March 31, 2022:

Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$9,498,637	7.2%
2	106,525,480	80.6
3	16,101,100	12.2
4	-	-
5	-	-
Total	$132,125,217	100.0%

The following tables show the distribution of the Company’s investments on the 1 to 5 investment performance risk rating scale as of December 31, 2021:

Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$-	-%
2	92,427,602	89.2
3	11,212,763	10.8
4	-	-
5	-	-
Total	$103,640,365	100.0%

Results of Operations:

Since the Company commenced principal operations on May 14, 2021, there are no corresponding prior periods with which to compare the Company’s operating results.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

The following table represents the operating results for the three months ended March 31, 2022:

Three months ended March 31, 2022
Total investment income	$2,905,390
Total expenses	1,685,197
Net investment income before taxes	1,220,193
Income taxes, including excise taxes	-
Net investment income	1,220,193
Net realized gain (loss) on investments	23,917
Net change in unrealized gain loss on investments	(81,363)
Net increase (decrease) in net assets resulting from operations	$1,162,747

Investment Income:

The composition of the Company’s investment income was as follows for the three months ended March 31, 2022:
For the three months ended March 31, 2022
Non-controlled/non-affiliate investment income
Interest income	$2,766,301
PIK interest income	113,484
Dividend income	1,737
Controlled/affiliate investment income
Interest income	23,868
Total investment income	$2,905,390

Operating Expenses:

The composition of the Company’s operating expenses was as follows for the three months ended March 31, 2022:

For the three months ended March 31, 2022
Management fees	$513,911
Interest and other financing fees	406,883
General and administrative fees	256,599
Professional fees	241,727
Incentive fees	179,776
Legal expenses	66,575
Directors' expenses	19,726
Expenses	$1,685,197

Income Taxes, Including Excise Tax:

On May 14, 2021, the Company elected to be regulated as a BDC under the 1940 Act. The Company also elected to be treated as a RIC under Subchapter M of the Code and intends to qualify annually as a RIC. As long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its Stockholders. Rather, any tax liability related to income earned by the Company represents obligations of the Company’s Stockholders and will not be reflected in the financial statements of the Company.

To qualify as a RIC under Subchapter M of the Code, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its Stockholders, for each taxable year, at least 90.0% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses. In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98.0% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4.0% nondeductible U.S. federal excise tax on this income. For the three months ended March 31, 2022, the Company did not record a net expense on the statements of operations for U.S. federal excise tax.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company did not record any uncertain income tax positions for the period ending March 31, 2022 on the Statement of Assets and Liabilities.

Net Increase (Decrease) in Net Assets Resulting from Operations:

For the three months ended March 31, 2022, the net increase (decrease) in net assets resulting from operations was $1,162,747. Based on the weighted average shares of Common Stock outstanding for the three months ended March 31, 2022, the Company’s per share net increase (decrease) in net assets resulting from operations was $0.37.

Financial Condition, Liquidity and Capital Resources:

The Company will generate cash primarily from the net proceeds generated from private offerings, and from cash flows from fees, interest and dividends earned from investments and principal repayments, proceeds from sales of investments and borrowings under the Company’s Secured Credit Facility. The Company’s primary use of funds will be direct credit and equity investments in SMBs, payments of expenses and distributions to holders of the Company’s Common Stock and, to a lesser extent, the Company may invest in limited partnership interests of funds focused on making investments in SMBs. As of March 31, 2022 and December 31, 2021, the Company had approximately $10.1 million in cash on hand and $44.0 million debt outstanding and $2.5 million in cash on hand and $34.0 million in debt outstanding, respectively.

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

Capital Contributions:

For the three months ended March 31, 2022, the Company entered into subscription agreements (collectively, the “Subscription Agreements”) with new investors, providing for the private placement of common shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase common shares up to the amount of their respective capital commitments on an as-needed basis with a minimum of 8 business days’ prior notice. As of March 31, 2022 and December 31, 2021, the Company had received capital commitments totaling $192.5 million and $143.6 million, respectively.

Pursuant to a capital drawdown notice to its investors, the Company issued and sold 708,935 shares of the Company’s Common Stock, par value $0.001 per share, on March 25, 2022, for an aggregate offering price of $18,142,000.

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

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Pursuant to a distribution notice to its investors, the Company issued 24,306 DRP shares of the Company’s Common Stock, par value $0.001 per share, on January 14, 2022, for an aggregate offering price of $615,437.

Pursuant to a distribution notice to its investors, the Company distributed $0.46 per share, on January 14, 2022, for an aggregate cash distribution of $662,189 to a Stockholder that opted-out of the DRP.

Contractual Obligations:

On July 2, 2021, the Company entered into a Loan and Servicing Agreement (the “Loan Agreement”) with Sterling National Bank (“SNB”), which provides for a senior secured revolving credit facility (“Secured Credit Facility”). In February 2022, SNB was subsequently acquired by Webster Bank (“Webster”), which took over the relationship with the Company. Webster serves as administrative agent and collateral agent. On January 12, 2022, the Company entered into a second amendment to the Secured Credit Facility to upsize the Secured Credit Facility to $80 million, with Webster committing $50 million ($10 million incremental), Investors Bank committing $15 million ($7.5 million incremental), and Blue Ridge Bank committing $15 million ($7.5 million incremental).

Advances under the Secured Credit Facility bear interest at a per annum rate equal to the Prime rate in effect on such day minus 0.35%. Inclusive of syndication, agency, and administrative fees paid to Webster, the total annualized cost of capital is estimated to be 4.00%. The Company will also pay a non-utilization fee on the average daily unused amount of the aggregate commitments until the commitment termination date (as defined in the Loan Agreement). As of March 31, 2022, the total commitments under the Secured Credit Facility were $80 million. Proceeds from borrowings under the Secured Credit Facility may be used to finance certain investments, fulfill payment obligations under the Secured Credit Facility, make distributions/payments permitted by the Loan Agreement. All amounts outstanding under the Secured Credit Facility must be repaid by the fourth anniversary of the closing of the Secured Credit Facility. The Company’s obligations to the lenders under the Secured Credit Facility are secured by a first priority security interest in substantially all of the Company’s assets, subject to certain exclusions.

Borrowings under the Secured Credit Facility are limited by various advance rates and concentration limits. In connection with the Secured Credit Facility, the Company has made certain customary representations/warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The Secured Credit Facility is subject to customary events of default for similar financing transactions. Upon the occurrence and during the continuation of an event of default, Webster may declare the outstanding advances and all other obligations under the Secured Credit Facility immediately due and payable.
As of March 31, 2022, and December 31, 2021, the total fair value of the borrowings outstanding under the Secured Credit Facility was $44,000,000 and $34,000,000, respectively. The fair value of the borrowings outstanding under the Secured Credit Facility is based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. Interest expense incurred for the three months ended March 31, 2022, totaled $288,555 which is included in interest and other financing fees on the Statement of Operations. The unused commitment fees, amortization of deferred financing costs, and utilization fees for the three months ended March 31, 2022, amounted to $118,328, which is included in interest and other financing fees on the Statement of Operations. The unused fees payable and interest expense payable as of March 31, 2022, and December 31, 2021, are included in the credit facility interest payable on the Statement of Assets and Liabilities. The utilization fees payable as of March 31, 2022, and December 31, 2021, are included in other payables on the Statement of Assets and Liabilities.

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

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

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

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

The majority of the loans in the Company’s portfolio have floating interest rates, and we expect that the Company’s loans in the future may also have floating interest rates. These loans are usually based on a floating benchmark rate (e.g., 3-month LIBOR or SOFR) plus a spread and typically have interest rate re-set provisions that adjust applicable interest rates under such loans to current market rates on a monthly or quarterly basis. The majority of the loans in the Company’s current portfolio have interest rate floors which will effectively convert the loans to fixed rate loans in the event interest rates decrease.

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

Assuming that the statement of assets and liabilities as of March 31, 2022, was to remain constant and that we took no actions to alter the Company’s existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change in Interest Rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in net investment income
Down 25 basis points	$-	$(110,000)	$110,000
Up 100 basis points	335,696	440,000	(104,304)
Up 200 basis points	1,204,638	880,000	324,638
Up 300 basis points	2,242,834	1,320,000	922,834

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

Evaluation of Disclosure Controls and Procedures

The Company’s disclosure controls and procedures are designed to provide reasonable assurances that information required to be disclosed in this Form 10-Q and other reports that we file under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the required time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2022. It should be noted that any system of controls, regardless of design and execution, can provide only reasonable assurance of achieving the desired control objectives.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

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

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, as filed with the SEC on March 31, 2022. If any of such changes or risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the value of our securities could decline, and you may lose all or part of your investment.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Except as previously reported by the Company on its current reports on Form 8-K, the Company did not sell any securities during the period covered by this Form 10-Q that were not registered under the Securities Act.

Item 3.	Defaults on Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits filed as part of this Form 10-Q are set forth on the Index to Exhibits, which is incorporated herein by reference.

INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1	Certificate of Incorporation (incorporated by reference to the Company’s Form 10 Registration Statement filed on May 7, 2021)
3.2	By-Laws (incorporated by reference to the Company’s Form 10 Registration Statement filed on May 7, 2021)
10.1	Investment Advisory Agreement (incorporated by reference to the Company’s Form 10 Registration Statement filed on May 7, 2021)
10.2	Administration Agreement (incorporated by reference to the Company’s Form 10 Registration Statement filed on May 7, 2021)
10.3	Form of Subscription Agreement (incorporated by reference to the Company’s Form 10 Registration Statement filed on May 7, 2021)
10.4	Certificate of Conversion to a Corporation (incorporated by reference to the Company’s Form 10 Registration Statement filed on May 7, 2021)
10.5
Loan and Servicing Agreement, dated as of July 2, 2021, by and among Star Mountain Lower Middle-Market Capital Corp., as borrower, the lenders party thereto and Sterling National Bank, in its capacities as collateral agent and administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-56259), filed on July 15, 2021)

10.6
First Amendment to Revolving Credit Agreement, dated as of November 10, 2021, by and among the Company, as Borrower, and Sterling National Bank, as Administrative Agent and the Letter of Credit Issuer, and the Lenders party thereto. (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 12, 2021)

10.7
Second Amendment to Revolving Credit Agreement, dated as of January 12, 2022, by and among the Company, as Borrower, and Sterling National Bank, as Administrative Agent and the Letter of Credit Issuer, and the Lenders party thereto. (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on  January 14, 2022)

10.8
Amendment to Loan and Servicing Agreement and Joinder Agreement, dated as of May 6, 2022, by and among the Company, as Borrower, and Webster Bank, N.A. (f/k/a Sterling National Bank), as Administrative Agent and the Letter of Credit Issuer, and the Lenders party thereto. (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on May 12, 2022)

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

Star Mountain Lower Middle-Market Capital Corp.
Date: May 16, 2022	By:	/s/ Brett A. Hickey
		Name:	Brett A. Hickey
		Title:	Chief Executive Officer and President

Date: May 16, 2022	By:	/s/ Christopher J. Gimbert
		Name:	Christopher J. Gimbert
		Title:	Chief Financial Officer