Form 10-Q
period 2022-06-30
Star Mountain Lower Middle-Market Capital Corp
filed 2022-08-15
CIK 1786835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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

As of August 12, 2022, the registrant had 4,015,586 shares of common stock, $0.001 par value, outstanding.

* Date of Formation of the Company

Part I. Financial Information
Item 1.	Financial Statements.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Statement of Assets and Liabilities

	June 30, 2022 (unaudited)	December 31, 2021
ASSETS
Non-controlled/non-affiliate investments at fair value (amortized cost of $196,569,414 and $99,008,447 as of June 30, 2022 and December 31, 2021, respectively)	$199,725,119	$102,175,919
Controlled/affiliate investments at fair value (amortized cost of $1,441,990 and $1,452,715 as of June 30, 2022 and December 31, 2021, respectively)	1,444,463	1,464,446
Cash	3,090,972	2,491,307
Deferred financing cost	1,137,601	291,219
Interest receivable	928,561	630,372
Paydown receivable	614,625	300,968
Due from Feeder	111,106	-
Total assets	207,052,447	107,354,231

LIABILITIES

Credit facility payable	101,000,000	34,000,000
Distributions payable	2,268,284	1,277,627
Management fees payable, net of fee waivers (Note 6)	1,177,480	757,520
Credit facility interest payable	985,948	172,096
Professional fees payable	286,924	136,384
Other payables	216,261	140,409
Reimbursement expense payable	60,724	-
Legal fees payable	57,288	-
Subscriptions received in advance	-	482,185
Incentive fees payable (Note 6)	-	225,883
Total liabilities	106,052,909	37,192,104

Commitments and contingencies (Note 11)

Net assets	$100,999,538	$70,162,127

NET ASSETS
Common shares, $0.001 par value (200,000,000 shares authorized, 3,979,445 and 2,777,449 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively)	$3,979	$2,777
Additional paid-in capital	97,786,517	67,021,165
Accumulated undistributed (overdistributed) earnings	3,209,042	3,138,185
Total net assets	$100,999,538	$70,162,127

Net asset value per share	$25.38	$25.26

See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Statements of Operations
 (Unaudited)

	For the three months ended June 30, 2022	For the period May 14, 2021* to June 30, 2021	For the six months ended June 30, 2022	For the period May 14, 2021* to June 30, 2021
Non-controlled/non-affiliate investment income:
Interest income	$3,814,093	$606,874	$6,537,649	$606,874
PIK interest income	116,365	70,705	229,849	70,705
Dividend income	36,065	4,070	37,802	4,070
Other income	-	-	50,694	-
Controlled/affiliate investment income:
Interest income	23,950	14,176	47,818	14,176
Total investment income:	3,990,473	695,825	6,903,812	695,825

Operating expenses:
Management fees (Note 6)	733,081	100,540	1,246,992	100,540
Interest and other financing fees	835,350	-	1,242,233	-
General and administrative fees	65,756	121,985	197,775	121,985
Professional fees	434,337	64,841	676,064	64,841
Incentive fees (Note 6)	327,914	-	507,690	-
Organizational expenses	-	62,252	-	62,252
Offering expense	48,586	11,836	173,166	11,836
Legal expenses	68,425	-	135,000	-
Director expenses	19,945	10,521	39,671	10,521
Total expenses before fee waivers	2,533,394	371,975	4,218,591	371,975
Management fee waiver (Note 6)	(104,726)	-	(104,726)	-
Incentive fee waiver (Note 6)	(733,573)	-	(733,573)	-
Total expenses after fee waivers	1,695,095	371,975	3,380,292	371,975
Net investment income	2,295,378	323,850	3,523,520	323,850

Net gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliate investments	-	-	23,917	-
Net realized gain (loss) on investments	-	-	23,917	-

Net change in unrealized gain (loss):
Non-controlled/non-affiliate investments	122,323	(389,780)	(11,767)	(389,780)
Controlled/affiliate investments	(54,036)	-	(9,258)	-
Net change in unrealized gain (loss) on investments	68,287	(389,780)	(21,025)	(389,780)

Net gain (loss)	68,287	(389,780)	2,892	(389,780)

Net increase (decrease) in net assets resulting from operations	$2,363,665	$(65,930)	$3,526,412	$(65,930)

Per common share data:
Net investment income per share - basic and diluted	$0.59	$0.17	$1.00	$0.17
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.61	$(0.03)	$1.00	$(0.03)
Weighted average shares outstanding - basic and diluted	3,869,451	1,950,784	3,509,144	1,950,784

*	Date of Formation of the Company

See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Statements of Changes in Net Assets
(Unaudited)

	Common Stock
	Number of shares	Par value of shares	Additional paid- in capital	Accumulated undistributed (overdistributed) earnings	Total net assets
Balance, May 14, 2021*	-	$-	$-	$-	$-
Net investment income	-	-	-	323,850	323,850
Net change in unrealized gain (loss) on investments	-	-	-	(389,780)	(389,780)
Issuance of common shares	2,317,841	2,318	58,063,711	-	58,066,029
Balance, June 30, 2021	2,317,841	$2,318	$58,063,711	$(65,930)	$58,000,099
Three Months ended June 30, 2022
Balance, March 31, 2022	3,510,690	$3,510	$85,777,869	$4,300,932	$90,082,311
Net investment income	-	-	-	2,295,378	2,295,378
Net change in unrealized gain (loss) on investments	-	-	-	68,287	68,287
Issuance of common shares	446,880	447	11,447,787	-	11,448,234
Distributions declared to stockholders	-	-	-	(3,455,555)	(3,455,555)
Stock issued in connection with dividend reinvestment plan	21,875	22	560,861	-	560,883
Balance, June 30, 2022	3,979,445	$3,979	$97,786,517	$3,209,042	$100,999,538

	Common Stock
	Number of shares	Par value of shares	Additional paid- in capital	Accumulated undistributed (overdistributed) earnings	Total net assets
Balance, May 14, 2021*	-	$-	$-	$-	$-
Net investment income	-	-	-	323,850	323,850
Net change in unrealized gain (loss) on investments	-	-	-	(389,780)	(389,780)
Issuance of common shares	2,317,841	2,318	58,063,711	-	58,066,029
Balance, June 30, 2021	2,317,841	$2,318	$58,063,711	$(65,930)	$58,000,099
Six Months ended June 30, 2022
Balance, December 31, 2021	2,777,449	$2,777	$67,021,165	$3,138,185	$70,162,127
Net investment income	-	-	-	3,523,520	3,523,520
Net realized gain (loss)	-	-	-	23,917	23,917
Net change in unrealized gain (loss) on investments	-	-	-	(21,025)	(21,025)
Issuance of common shares	1,155,815	1,156	29,589,078	-	29,590,234
Distributions declared to stockholders	-	-	-	(3,455,555)	(3,455,555)
Stock issued in connection with dividend reinvestment plan	46,181	46	1,176,274	-	1,176,320
Balance, June 30, 2022	3,979,445	$3,979	$97,786,517	$3,209,042	$100,999,538

*	Date of Formation of the Company

See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Statement of Cash Flows
(Unaudited)

	For the six months ended June 30, 2022	For the period May 14, 2021* to June 30, 2021
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$3,526,412	$(65,930)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided (used in) operating activities:
Net realized (gain) loss on investments	(23,917)	-
Net change in unrealized (gain) loss on investments	21,025	389,780
Net accretion of discounts and amortization of premiums	(301,718)	(27,517)
Purchases of investments	(105,204,160)	(6,438,412)
Proceeds from sales of investments	2,803,043	-
Proceeds from principal payments	5,092,702	136,938
Amortization of deferred financing costs	98,618	-
Payment-in-kind interest income	(229,849)	(70,705)
Changes in operating assets and liabilities:
Interest receivable	(298,189)	(187,369)
Carried interest payable	-	(990,732)
Management fees payable, net of fee waivers (Note 6)	419,960	100,540
Incentive fees payable (Note 6)	(225,883)	-
Credit facility interest payable	813,852	-
Other payables	75,852	34,156
Professional fees payable	150,540	52,258
Organizational cost payable	-	(413,685)
Legal fees payable	57,288	-
Reimbursement expense payable	60,724	121,985
Net cash provided by (used in) operating activities	(93,163,700)	(7,358,693)

Cash flows from financing activities:
Proceeds from issuance of common shares, including due from feeder fund, subscriptions received in advance and due from shareholder	28,996,943	15,926,000
Proceeds from credit facility	67,000,000	-
Distributions paid	(1,288,578)	-
Deferred financing and debt issuance costs paid	(945,000)	-
Net cash provided by (used in) financing activities	93,763,365	15,926,000

Net increase (decrease) in Cash	599,665	8,567,307
Cash, beginning of period	2,491,307	620,015
Cash, end of period	$3,090,972	$9,187,322

Supplemental disclosures of cash flow information:
Non cash operating activities:
Transfer of investments (see Note 1)	$-	$(42,865,258)
Transfer of cash (see Note 1)	-	(620,015)
Transfer of carried interest payable (see Note 1)	-	990,732
Transfer of organizational costs payable (see Note 1)	-	413,685
Transfer of other receivables and payables (see Note 1)	-	(134,173)

Non cash financing activities:
Shares issued from BDC conversion (see Note 1)	-	42,215,029
Interest received in kind	$229,849	$-
Shares issued from dividend reinvestment plan (see Note 10)	1,176,320	-

*	Date of Formation of the Company

See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Schedule of Investments
June 30, 2022
 (Unaudited)

Portfolio Company (1)(2)(3)(4)(5)(6)	Footnotes	Spread Above Index (7)	Interest Rate	Acquisition Date	Maturity	Principal, Shares, Units	Amortized Cost (8)	Fair Value (9)	% of Net Assets
Investments
First lien senior secured term loan
Aerospace & Defense
Consolidated Machine & Tool Holdings, LLC	(10)(1)	L+7.25%	9.54%	1/15/2020	1/15/2025	6,225,011	$6,123,770	$5,693,394	5.7
						6,225,011	6,123,770	5,693,394	5.7
Commercial Services & Supplies
Gateway Dealer Network, LLC	(11)(19)	S+6.25%	8.05%	6/30/2022	6/30/2027	10,000,000	9,846,250	9,846,250	9.8
Swyft AcquireCo LLC (dba Swyft Filings)	(11)(17)(19)	S+2.75%	4.55%	12/20/2021	12/20/2027	310,347	305,425	305,692	0.3
Swyft AcquireCo LLC (dba Swyft Filings)	(11)(19)	S+5.50%	7.30%	12/20/2021	12/20/2027	3,673,177	3,615,493	3,620,651	3.7
						13,983,524	13,767,168	13,772,593	13.8
Construction & Engineering
Fremont-Wright, LLC	(12)	L+9.00%	10.80%	12/2/2020	12/2/2024	4,674,741	4,634,049	4,656,071	4.7
MechanAir, LLC	(10)	L+10.50%	12.79%	9/2/2021	9/2/2026	8,085,096	7,898,298	7,695,395	7.6
Texas Contract Manufacturing Group, Inc.	(20)	S+10.00%	12.38%	4/27/2022	4/27/2027	6,172,298	6,052,043	6,052,043	6.0
Watt Acquisition, LLC	(20)	S+11.00%	13.38%	4/15/2022	4/15/2027	5,354,838	5,251,176	5,251,176	5.2
						24,286,973	23,835,566	23,654,685	23.5
Consumer Finance
Microf, LLC	(10)	L+10.75%	13.04%	3/29/2019	6/30/2023	3,517,040	3,485,312	3,517,040	3.6
						3,517,040	3,485,312	3,517,040	3.6
Diversified Consumer Services
Rock Gate Capital, LLC (dba 160 Driving Academy)	(10)(21)	L+6.50%	8.79%	10/16/2019	10/16/2024	9,546,336	9,379,260	9,535,481	9.5
						9,546,336	9,379,260	9,535,481	9.5
Diversified Telecommunication Services
Caregility Corporation	(10)(18)	L+9.00%	11.29%	12/29/2021	12/29/2024	5,757,839	5,290,440	4,350,047	4.3
YTC Holdings, Inc. (dba Yorktel)	(10)	L+9.75%	12.04%	9/23/2019	9/23/2024	3,903,884	3,869,287	3,903,884	3.9
						9,661,723	9,159,727	8,253,931	8.2
Entertainment
Chicken Soup For The Soul, LLC	(12)	L+8.50%	10.30%	10/29/2021	3/31/2024	6,630,898	6,557,558	6,630,898	6.6
Linden Research, Inc. (dba Linden Labs)	(10)(11)	L+10.00% + 1.25% PIK	12.29%	12/31/2020	12/31/2025	4,707,116	4,631,092	4,707,116	4.7
						11,338,014	11,188,650	11,338,014	11.3
Food Products
Uncle John's Pride, LLC	(20)	S+10.00%	11.38%	3/31/2022	3/31/2027	5,510,944	5,404,113	5,405,685	5.4
						5,510,944	5,404,113	5,405,685	5.4
Healthcare Providers & Services
Arrow Home Health, LLC	(10)(13)	L+8.50%	10.79%	3/19/2021	3/19/2026	895,944	880,013	875,248	0.9
Klein Hersh, LLC	(11)(20)	S+7.50%	9.88%	4/27/2022	4/27/2027	14,941,498	14,684,411	14,684,411	14.5
						15,837,442	15,564,424	15,559,659	15.4
Household Durables
SkyBell Technologies, Inc.	(10)	L+11.00%	13.29%	12/13/2019	12/13/2024	4,100,897	4,037,389	4,100,897	4.1
						4,100,897	4,037,389	4,100,897	4.1
Household Products
Coop Home Goods LLC (dba Coop Home Goods)	(10)(11)	L+8.00%	10.29%	6/18/2021	6/18/2026	3,571,429	3,515,649	3,124,643	3.1
						3,571,429	3,515,649	3,124,643	3.1
IT Services
CSI IT, LLC (dba Consulting Solutions)	(10)	L+10.50%	12.79%	1/29/2021	1/29/2026	14,486,137	14,203,615	14,486,137	14.3
						14,486,137	14,203,615	14,486,137	14.3
Leisure Products
MPUSA, LLC (dba Mission)	(10)	L+8.50%	10.79%	12/9/2021	12/9/2026	4,328,947	4,261,915	4,328,947	4.3
						4,328,947	4,261,915	4,328,947	4.3
Media
PadSquad, LLC	(20)	S+9.00%	11.38%	3/30/2022	3/30/2027	4,946,581	4,852,011	4,866,941	4.8
Trailer Park Group Holdings LLC	(11)(2)	S+6.75%	8.88%	8/2/2021	8/2/2026	9,628,178	9,428,076	9,628,178	9.5
						14,574,759	14,280,087	14,495,119	14.3
Personal Products
Japonesque, LLC	(10)(11)	L+8.00%	10.29%	11/23/2021	11/23/2026	4,609,467	4,538,609	4,604,858	4.6
						4,609,467	4,538,609	4,604,858	4.6
Professional Services
Lasalle Staffing, LLC	(11)(19)	S+7.00%	8.80%	2/15/2022	2/15/2027	7,975,000	7,789,996	7,754,093	7.7
NSC Technologies, LLC	(10)	L+8.50%	10.79%	4/26/2019	4/26/2024	4,470,929	4,420,376	4,266,161	4.2
						12,445,929	12,210,372	12,020,254	11.9
Software
Proactive Dealer Solutions, LLC	(10)	L+10.00%	12.29%	12/27/2021	12/26/2026	3,377,617	3,303,503	3,377,617	3.3
PureCars Technologies, LLC	(10)(11)	L+6.25%	8.54%	4/18/2019	4/18/2024	1,300,000	1,300,000	1,233,180	1.2
						4,677,617	4,603,503	4,610,797	4.5
Road & Rail
Southern Ag Carriers, Inc.	(11)(20)	S+7.50%	9.88%	9/22/2020	9/22/2025	956,938	938,235	978,083	1.0
						956,938	938,235	978,083	1.0
Total first lien senior secured term loan							160,497,364	159,480,217	158.5

Second lien senior secured loan
Construction & Engineering
DCCM, LLC	(10)	L+7.75%	10.04%	8/6/2021	12/30/2026	8,064,297	7,927,816	7,790,111	7.7
						8,064,297	7,927,816	7,790,111	7.7
Professional Services
CorTech, LLC	(10)	L+6.25%	10.25%	3/25/2022	9/20/2025	6,664,931	6,603,617	6,543,697	6.5
						6,664,931	6,603,617	6,543,697	6.5
Total second lien term loan							14,531,433	14,333,808	14.2

Preferred equity securities	(14)
Commercial Services and Supplies
Swyft Filings Holdings, LLC		-	-	12/20/2021	-	192,444	183,612	256,873	0.3
						192,444	183,612	256,873	0.3
Construction & Engineering
MechanAir Holdings, LLC	(15)	-	13.50% PIK	9/2/2021	-	1,190	1,190,476	704,286	0.7
Watt Contracting Holdings, LLC		-	-	4/15/2022	-	2,110,487	2,068,277	2,068,277	2.0
						2,111,677	3,258,753	2,772,563	2.7
Diversified Telecommunication Services
YTC Holdings, Inc. (dba Yorktel)	(15)	-	8.00% PIK	9/23/2019	-	221,642	2,104,229	2,580,100	2.6
						221,642	2,104,229	2,580,100	2.6
Food Products
UJP Acquisition, LLC (dba Uncle John's Pride)	(15)	-	8.00% PIK	3/31/2022	-	1,489,362	1,489,362	1,649,021	1.6
						1,489,362	1,489,362	1,649,021	1.6
Healthcare Providers & Services
Arrow Home Health, LLC	(13)	-	-	12/24/2020	-	571,080	561,977	569,215	0.6
						571,080	561,977	569,215	0.6
Leisure Products
MPUSA, LLC (dba Mission)		-	-	12/9/2021	-	9	371,053	449,485	0.4
						9	371,053	449,485	0.4
Media
Channel Factory Holdings, LLC	(15)	-	5.00% Cash / 5.00% PIK	8/27/2020	-	2,381,867	2,186,944	3,041,292	3.0
PadSquad Holdings LLC (dba Padsquad)	(15)	-	6.00% Cash / 6.00% PIK	3/30/2022	-	720,767	1,957,404	2,017,647	2.0
Trailer Park Group Holdings, LLC		-	8.00% PIK	8/2/2021	-	371,822	365,172	455,668	0.5
						3,474,456	4,509,520	5,514,607	5.5
Professional Services
Capone Holdings JV, LLC (dba LaSalle Staffing)	(11)	-	-	2/15/2022	-	4,000,000	4,000,000	4,443,200	4.4
Hometown Holdings JV, LLC (dba BWG Strategy)		-	8.00% PIK	12/24/2020	-	666,667	656,066	932,467	0.9
						4,666,667	4,656,066	5,375,667	5.3
Software
Proactive Dealer Holdings Parent, LLC		-	-	12/27/2021	-	1,141,205	1,201,620	1,334,753	1.3
PureCars Technologies Holdings, LLC	(15)	-	8.00% PIK	4/19/2019	-	482	229,117	185,217	0.2
						1,141,687	1,430,737	1,519,970	1.5
Total preferred equity securities							18,565,309	20,687,501	20.5

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Schedule of Investments – (continued)
June 30, 2022
 (Unaudited)

Portfolio Company (1)(2)(3)(4)(5)(6)	Footnotes	Spread Above Index (7)	Interest Rate	Acquisition Date	Maturity	Principal, Shares, Units	Amortized Cost (8)	Fair Value (9)	% of Net Assets
Warrants and other equity securities	(14)
Aerospace & Defense
Consolidated Machine & Tool Holdings, LLC	(16)	-	-	1/15/2020	-	127	$142,485	$57,123	0.1%
						127	142,485	57,123	0.1
Construction & Engineering
DCCM, LLC		-	-	8/6/2021	-	892	891,767	756,455	0.7
Fremont-Wright, LLC		-	-	12/2/2020	-	2	-	104,866	0.1
Texas Contract Manufacturing Group, Inc.		-	-	4/27/2022	-	1,602	-	-	0.0
Watt Contracting Holdings, LLC		-	-	4/15/2022	-	226	-	-	0.0
						2,722	891,767	861,321	0.8
Consumer Finance
Microf, LLC		-	-	5/5/2020	-	164,332	-	359,035	0.4
						164,332	-	359,035	0.4
Diversified Consumer Services
Rock Gate Capital, LLC (dba 160 Driving Academy)		-	-	10/16/2019	-	12,693	-	102,210	0.1
						12,693	-	102,210	0.1
Diversified Telecommunication Services
Caregility Corporation	(18)	-	-	12/29/2021	-	184,699	443,392	1,824,872	1.8
York Telecom Corporation (dba Yorktel)		-	-	9/23/2019	-	46,227	-	446,748	0.4
York Telecom Corporation (dba Yorktel)		-	-	9/23/2019	-	77,195	-	108,281	0.1
						308,121	443,392	2,379,901	2.3
Entertainment
LRI Holdco, LLC (dba Linden Labs)		-	-	12/31/2020	-	1	-	248,238	0.2
LRI Holdco, LLC (dba Linden Labs)		-	-	12/31/2020	-	1	43,478	352,048	0.3
						2	43,478	600,286	0.5
Food Products
UJP Acquisition, LLC (dba Uncle John's Pride)		-	-	3/31/2022	-	127,215	-	11,021	0.0
						127,215	-	11,021	0.0
Household Durables
SkyBell Technologies, Inc.		-	-	12/13/2019	-	585,427	-	37,256	0.0
						585,427	-	37,256	0.0
Household Products
CHG Parent Holding LLC (dba Coop Home Goods)		-	-	6/18/2021	-	535,714	535,714	12,679	0.0
						535,714	535,714	12,679	0.0
Professional Services
NSC Holdings, LLC		-	-	4/26/2019	-	111	271,262	33,607	0.0
						111	271,262	33,607	0.0
Road & Rail
Southern AG Holdings, Inc.		-	-	9/22/2020	-	147	-	151,779	0.2
						147	-	151,779	0.2
Total warrants and other equity securities							2,328,098	4,606,218	4.4

Fund investments
Diversified Financials
Madryn Select Opportunities, LP	(21)	-	-	1/4/2022	-	2,089,200	2,089,200	2,061,838	2.0
						2,089,200	2,089,200	2,061,838	2.0
Total fund investments							2,089,200	2,061,838	2.0

TOTAL INVESTMENTS							$198,011,404	$201,169,582	199.6%

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Schedule of Investments – (continued)
June 30, 2022
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

(10)	The interest rate on these loans is subject to 3 month LIBOR, which was 2.29% as of June 30, 2022.
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

(12)	The interest rate on these loans is subject to 1 month LIBOR, which was 1.80% as of June 30, 2022.
(13)
As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” and has “Control” of this portfolio company as the Company and its affiliated funds collectively owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). The Company’s investment in affiliates for the period ended June 30, 2022 were Arrow Home Health, LLC which represented $1,444,463 of Fair Value and 1.4% of Net Assets of the Company. Transactions related to investments in “Controlled/Affiliate Investments” for the period ended June 30, 2022 were as follows:

Portfolio Company	Type of Investment	Amount of Realized Gain (Loss)	Amount of Interest or Dividends Credited to Income (a)	December 31, 2021 Value	Gross Additions (b)	Gross Reductions (c)	Amount of Unrealized Gains (Loss)	June 30, 2022 Value
Arrow Home Health LLC (d)	First lien senior securred term loan	$-	$23,868	$880,506	$586	$(12,169)	$6,325	$875,248
	Preferred equity securities (571,080 shares)	-	-	583,940	858	-	(15,583)	569,215
Total Affiliate Investments		$-	$23,868	$1,464,446	$1,444	$(12,169)	$(9,258)	$1,444,463

(a)	Represents the total amount of interest, fees or dividends credited to income for the portion of the period an investment was included in the Affiliate category.

(b)	Gross additions include increase in the cost basis of investments resulting from purchases, PIK interest or amortization of original issue discount.

(c)	Gross reductions include decreases in the total cost basis of investments resulting from principal repayments or sales.

(d)	The fair value of the investment was determined using significant unobservable inputs.

(14)	Ownership of certain equity investments may occur through a holding company or partnership. In no instances are the holding companies or partnerships wholly owned by the Company.
(15)	Investment contains a fixed rate structure.
(16)	The Company has received 46 units of incentive shares which have no Cost or Fair Value as of June 30, 2022.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Schedule of Investments – (continued)
June 30, 2022
 (Unaudited)

(17)	Interest disclosed reflects the contractual rate of the First Out tranche under the AAL.
(18)	Caregility Corporation is a wholly owned subsidiary of YTC Holdings, Inc.
(19)	The interest rate on these loans is subject to 1 month SOFR, which was 1.69% as of June 30, 2022.
(20)	The interest rate on these loans is subject to 3 month SOFR, which was 2.12% as of June 30, 2022.
(21)	Positions include unfunded commitment of $7,297,512. See Note 11 “Commitments, Contingencies and Risks” in the accompanying notes to the financial statements.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The preparation of these financial statements is in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Certain prior period accounts have been reclassified in order to conform to current period presentation. The Company is an investment company and accordingly follows the investment company accounting and reporting guidance of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of June 30, 2022, and the reported revenue generated and expenses incurred during the reporting period. Actual results could differ from those estimates.

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
(Unaudited)

Note 2. Summary of Significant Accounting Policies (continued)

Revenue Recognition

The Company’s revenue recognition policies are as follows:

Interest income: Interest income is recorded on the accrual basis to the extent that the Company expects to collect such amounts. Interest income is accrued based upon the outstanding principal amount and contractual terms of debt investments. For the three and six months ended June 30, 2022, $3,838,043 and $6,585,467, respectively, of interest income, excluding PIK interest income, has been accrued as shown on the Statement of Operations. For the period from May 14, 2021 (date of formation) to June 30, 2021, $621,050 of interest income, excluding PIK interest income, has been accrued as shown on the Statement of Operations. As of June 30, 2022 and as of December 31, 2021, $928,561 and $630,372 of interest income is receivable, respectively as shown on the Statement of Assets and Liabilities.

Payment In-Kind Income: The Company has certain investments in its portfolio that contain a payment-in-kind (“PIK”) provision, which represents contractual interest or dividends that are added to the principal balance and recorded as income. For loans and debt securities with contractual PIK, the Company generally will not accrue PIK interest for accounting purposes if the portfolio company valuation indicates that such PIK interest is not collectible. To maintain its ability to take a dividend paid deduction, the Company may need to pay out PIK non-cash income amounts in the form of distributions, even though the Company has not yet collected the cash. For the three and six months ended June 30, 2022, $116,365 and $229,849, respectively, of PIK income has been accrued as shown on the Statement of Operations. For the period from May 14, 2021 (date of formation) to June 30, 2021, $70,705 of PIK income has been accrued as shown on the Statement of Operations.

Non-accrual: Loans or preferred equity securities are placed on non-accrual status when interest or dividend payments become 90 days or more past due, or when there is reasonable doubt that principal, interest or dividends will be collected. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal, interest, or dividends are paid, and, in management’s judgment are likely to remain current. As of June 30, 2022, the Company had no investments on non-accrual status.

Dividend Income: Dividend income to be paid in-kind on equity securities is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income paid in cash is recorded on the date declared for portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) interests is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For the three and six months ended June 30, 2022 and for the period from May 14, 2021 (date of formation) to June 30, 2021, the Company did not receive any return of capital distributions from its equity investments. For the three and six months ended June 30, 2022, $36,065 and $37,802, respectively, of dividend income has been accrued as shown on the Statement of Operations. As of June 30, 2022 and December 31, 2021, all dividend income has been received. For the period from May 14, 2021 (date of formation) to June 30, 2021, $4,070 of dividend income has been accrued as shown on the Statement of Operations.

Original Issue Discount: Discounts to par on portfolio securities are accreted into income over the tenor of the instrument. Any remaining discount is accreted into income upon prepayment or redemption of the instrument and the Company then amortizes such amounts using the effective interest method as interest income over the life of the investment. The unamortized discount as of June 30, 2022 and December 31, 2021 was $3,359,555 and $1,995,864.  The amount of original issue discount amortized for the three and six months ended June 30, 2022, was $196,634 and $324,533, respectively.  The amount of original issue discount amortized for the period from May 14, 2021 (date of formation) to June 30, 2021 was $27,517.

Amendment, waiver, and consent fees: In connection with modifying credit agreements with portfolio companies to provide additional operating or borrowing flexibility, the Company may be entitled to amendment, waiver and consent fees to compensate for the potentially enhanced credit risk. Such fees will be recorded as income on the date earned and accrued to the extent the fee is to be compensated in the form of additional principal balance. No such fees were earned during the three and six months ended June 30, 2022, and for the period from May 14, 2021 (date of formation) to June 30, 2021, respectively.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Financial Statements – (continued)
(Unaudited)

Note 2. Summary of Significant Accounting Policies (continued)

Early repayment and termination fees: Upon the prepayment of a loan or debt security, any unamortized premium or discount or loan origination fees are recorded as interest income. To the extent the Company receives early repayment fees in connection with pre-maturity loan agreement termination, such income will be recorded on the date of prepayment. The Company and its Advisor generally do not structure transactions with a contractual exit fee to be collected upon loan repayment at maturity. For the three months ended June 30, 2022 no such fees were earned. For the six months ended June 30, 2022, $50,694 of early repayment fees were earned as shown on the Statements of Operations. No such fees were earned for the period from May 14, 2021 (date of formation) to June 30, 2021.

Gains and Losses: Investment transactions are recorded on a trade-date basis. Realized gains or losses on portfolio investments are calculated based upon the difference between the net proceeds from the disposition and the amortized cost basis of the investment, without regard to unrealized gains or losses previously recognized. Realized gains and losses are recorded within net realized gain (loss) on investments on the Statements of Operations. Changes in the fair value of investments from the prior period, as approved by the Board based on fair value recommendations from the Advisor in accordance with the Advisor’s valuation policy, are included within net change in unrealized gain (loss) on investments on the Statements of Operations. For the three months ended June 30, 2022, the Company had no net realized gain (loss) on investments. For the six months ended June 30, 2022, the Company had $23,917 of net realized gain (loss) on investments as represented on the Statement of Operations. For the period from May 14, 2021 (date of formation) to June 30, 2021, the Company had no net realized gain (loss) on investments as represented on the Statement of Operations.

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

Earnings per Share

In accordance with the provisions of ASC Topic 260 – Earnings per Share, basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. The weighted average shares outstanding utilized in the calculation of earnings per share take into account share issues on the issuance date and the Company’s repurchases of its Common Stock on the repurchase date. See Note 9 for additional information on the Company’s share activity. For the three and six months ended June 30, 2022, there were no potentially dilutive common shares issued. For the period from May 14, 2021 (date of formation) to June 30, 2021, there were no potentially dilutive common shares issued.

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

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Financial Statements – (continued)
(Unaudited)

Note 2. Summary of Significant Accounting Policies (continued)

Cash Equivalents

Cash equivalents are highly liquid investments with a current maturity of three months or less at the date of acquisition, which may include temporary investments in U.S. Treasury Bills (of varying maturities) or money market funds. There were no cash equivalents outstanding on the Company’s Statement of Assets and Liabilities as of June 30, 2022 and December 31, 2021.

Unamortized Deferred Financing Costs

Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. Deferred financing costs are capitalized as incurred and amortized on a straight line basis to maturity of the Secured Credit Facility (as defined herein). For the three and six months ended June 30, 2022, the Company had $67,368 and $98,618, respectively, of expensed financing costs included in interest and other financing fees on the Statement of Operations. For the period from May 14, 2021 (date of formation) to June 30, 2021, there were no financing costs. As of June 30, 2022 and December 31, 2021, the Company had $1,137,601 and $291,219, respectively, of unamortized deferred financing costs as shown in deferred financing cost on the Statement of Assets and Liabilities.

Organization and Offering Costs

Organizational and offering costs are expensed as incurred. These expenses consist primarily of legal fees and other costs incurred with Company’s share offerings, the preparation of the Company’s registration statement, and registration fees. For the three and six months ended June 30, 2022, the Company had incurred no organizational costs. As of June 30, 2022 and December 31, 2021, no organizational costs remained payable on the Statement of Assets and Liabilities.  For the three and six months ended June 30, 2022, the Company incurred offering costs in the amount of $48,586 and $173,166, respectively, as shown in the Statement of Operations. For the period from May 14, 2021 (date of formation) to June 30, 2021, the Company had offering costs in the amount of $11,836 as reflected in the Statement of Operations, all of which was payable as of June 30, 2021. As of June 30, 2022 and December 31, 2021, $99,178 and $57,205, respectively, of offering costs incurred were payable and included in other payables on the Statement of Assets and Liabilities.

Custodian Fees

The Company has entered into a custody agreement with State Street Bank and Trust Company (the “Custodian”). For the three and six months ended June 30, 2022, the Company incurred expenses for services provided by the Custodian of $7,479 and $14,877, respectively, which is included in professional fees on the Statement of Operations. For the period from May 14, 2021 (date of formation) to June 30, 2021, the Company incurred expenses for services provided by the Custodian of $3,945. As of June 30, 2022 and December 31, 2021, $11,445 and $6,569, respectively, remained payable, which is included in professional fees payable on the Statement of Assets and Liabilities.

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

To qualify as a RIC under Subchapter M of the Code, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its Stockholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses. In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. For the three and six months ended June 30, 2022, the Company did not record a net expense on the Statement of Operations for U.S. federal excise tax. For the period from May 14, 2021 (date of formation) to June 30, 2021, the Company did not record a net expense on the statement of operations for U.S. federal excise tax.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Financial Statements – (continued)
(Unaudited)

Note 2. Summary of Significant Accounting Policies (continued)

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current period. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company did not record any uncertain income tax positions for the three and six months ended June 30, 2022. The 2021 tax year remains subject to examination by U.S. federal and state tax authorities.

Recent Accounting Pronouncements

In January 2021, the FASB issued Accounting Standards Update No. 2021-01 (“ASU 2021-01”), Reference Rate Reform (Topic 848). ASU 2021-01 is an update of ASU 2020-04, which is in response to concerns about structural risks of interbank offered rates, and particularly the risk of cessation of LIBOR. Regulators have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. ASU 2020-04 provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. ASU 2020-04 is elective and applies to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The ASU 2021-01 update clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The amendments in this update are effective immediately through December 31, 2022, for all entities. Management is currently evaluating the implications, if any, of the additional requirements and its impact on the Company’s financial statements.

Note 3. Investments

The following tables show the composition of the Company’s investment portfolio, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	June 30, 2022
	Amortized Cost		Fair Value
First Lien Senior Secured Loan	$160,497,364	81.0%	$159,480,217	79.3%
Second Lien Senior Secured Loan	14,531,433	7.3	14,333,808	7.1
Preferred Equity Securities	18,565,309	9.4	20,687,501	10.3
Warrants and Other Equity Securities	2,328,098	1.2	4,606,218	2.3
Fund Investments	2,089,200	1.1	2,061,838	1.0
Total	$198,011,404	100.0%	$201,169,582	100.0%

	December 31, 2021
	Amortized Cost		Fair Value
First Lien Senior Secured Loan	$79,755,546	79.4%	$79,686,882	76.9%
Second Lien Senior Secured Loan	9,581,380	9.5	9,748,549	9.4
Preferred Equity Securities	8,856,138	8.8	10,604,516	10.2
Warrants and Other Equity Securities	2,268,098	2.3	3,600,418	3.5
Total	$100,461,162	100.0%	$103,640,365	100.0%

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Financial Statements – (continued)
(Unaudited)

Note 3. Investments (continued)

The following tables show the composition of the Company’s investment portfolio by geographic region, at amortized cost and fair value (with corresponding percentage of total portfolio investments). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business:

	June 30, 2022
	Amortized Cost		Fair Value
Midwest	$40,104,280	20.2%	$40,080,915	19.8%
Northeast	32,452,555	16.4	34,502,155	17.2
Southeast	56,564,766	28.6	56,650,570	28.2
Southwest	16,313,616	8.2	16,043,072	8.0
West	29,282,123	14.8	30,312,873	15.1
East	23,294,064	11.8	23,579,997	11.7
Total	$198,011,404	100.0%	$201,169,582	100.0%

	December 31, 2021
	Amortized Cost		Fair Value
Midwest	$12,522,150	12.5%	$12,875,181	12.4%
Northeast	18,991,567	18.9	20,274,350	19.6
Southeast	21,298,932	21.2	21,267,640	20.5
Southwest	10,188,992	10.1	10,383,035	10.0
West	26,101,626	26.0	27,466,799	26.5
East	11,357,895	11.3	11,373,360	11.0
Total	$100,461,162	100.0%	$103,640,365	100.0%

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Financial Statements – (continued)
(Unaudited)

Note 3. Investments (continued)

The following tables show the composition of the Company’s investment portfolio by industry, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	June 30, 2022
	Amortized Cost		Fair Value
Aerospace & Defense	$6,266,255	3.3%	$5,750,517	2.9%
Commercial Services & Supplies	13,950,780	7.0	14,029,466	7.0
Construction & Engineering	35,913,902	18.1	35,078,680	17.4
Consumer Finance	3,485,312	1.8	3,876,075	1.9
Diversified Consumer Services	9,379,260	4.7	9,637,691	4.8
Diversified Financials	2,089,200	1.1	2,061,838	1.0
Diversified Telecommunication Services	11,707,348	5.9	13,213,932	6.6
Entertainment	11,232,128	5.7	11,938,300	5.9
Food Products	6,893,475	3.5	7,065,727	3.5
Healthcare Providers & Services	16,126,401	8.1	16,128,874	8.0
Household Durables	4,037,389	2.0	4,138,153	2.1
Household Products	4,051,363	2.0	3,137,322	1.6
IT Services	14,203,615	7.2	14,486,137	7.2
Leisure Products	4,632,968	2.3	4,778,432	2.4
Media	18,789,607	9.5	20,009,726	9.9
Personal Products	4,538,609	2.3	4,604,858	2.3
Professional Services	23,741,317	12.0	23,973,225	11.9
Road & Rail	938,235	0.5	1,129,862	0.6
Software	6,034,240	3.0	6,130,767	3.0
Total	$198,011,404	100.0%	$201,169,582	100.0%

	December 31, 2021
	Amortized Cost		Fair Value
Aerospace & Defense	$3,549,985	3.5%	$3,406,449	3.3%
Commercial Services & Supplies	9,416,447	9.4	9,446,485	9.1
Construction & Engineering	21,169,290	21.2	21,566,475	20.9
Consumer Finance	2,431,198	2.4	2,872,016	2.8
Diversified Consumer Services	4,533,152	4.5	4,707,478	4.5
Diversified Telecommunication Services	7,764,750	7.7	8,835,342	8.5
Entertainment	9,285,773	9.2	9,903,617	9.6
Healthcare Providers & Services	1,452,715	1.4	1,464,446	1.4
Household Durables	4,150,656	4.1	4,229,816	4.1
Household Products	4,039,833	4.1	3,716,607	3.6
IT Services	1,962,579	2.0	1,999,150	1.9
Leisure Products	4,632,103	4.6	4,632,103	4.5
Media	6,131,793	6.1	7,094,439	6.8
Personal Products	4,590,922	4.6	4,590,821	4.4
Professional Services	8,383,197	8.3	8,029,455	7.7
Road & Rail	938,249	0.9	1,013,686	1.0
Software	6,028,520	6.0	6,131,980	5.9
Total	$100,461,162	100.0%	$103,640,365	100.0%

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

In accordance with Topic ASC 820, the Company discloses the fair value of its investments in a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to valuations based upon unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to valuations based upon unobservable inputs that are significant to the valuation (Level 3 measurements). To the extent that fair value is based on inputs that are less observable, the determination of fair value requires a significant amount of management judgment.

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

The financial statements include portfolio investments at fair value of $201,169,582 and $103,640,365 as of June 30, 2022 and December 31, 2021, respectively. The portfolio investments’ fair value has been determined in good faith by the Company’s Board. Because of the inherent uncertainty of valuation, the determined values may differ significantly from the values that would have been used had a liquid market existed for the investments as of June 30, 2022 and December 31, 2021.

The following tables present fair value measurements of investments, by major class according to the fair value hierarchy.

	Fair Value Measurements
June 30, 2022	Level 1	Level 2	Level 3	Total
First Lien Senior Secured Loan	$-	$-	$159,480,217	$159,480,217
Second Lien Senior Secured Loan	-	-	14,333,808	14,333,808
Preferred Equity Securities	-	-	20,687,501	20,687,501
Warrants and Other Equity Securities	-	-	4,606,218	4,606,218
Fund Investments	-	-	2,061,838	2,061,838
Total Investments	$-	$-	$201,169,582	$201,169,582

	Fair Value Measurements
December 31, 2021	Level 1	Level 2	Level 3	Total
First Lien Senior Secured Loan	$-	$-	$79,686,882	$79,686,882
Second Lien Senior Secured Loan	-	-	9,748,549	9,748,549
Preferred Equity Securities	-	-	10,604,516	10,604,516
Warrants and Other Equity Securities	-	-	3,600,418	3,600,418
Total Investments	$-	$-	$103,640,365	$103,640,365

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

The following tables provide a reconciliation of the beginning and ending balances for investments at fair value that use Level 3 inputs for the three and six months ended June 30, 2022:
	Investments
	First Lien Senior Secured Loan	Second Lien Senior Secured Loan	Preferred Equity Securities	Warrants and Other Equity Securities	Fund Investments	Total Investments
Balance as of March 31, 2022	$93,892,081	$14,610,144	$17,943,028	$3,601,607	$2,078,357	132,125,217
Net change in unrealized gain (loss) on investments	(1,173,151)	(253,604)	577,793	944,611	(27,362)	68,287
Purchases of investments and other adjustments to cost (1)	69,238,294	41,564	2,166,680	60,000	10,843	71,517,381
Proceeds from principal repayments (2)	(2,477,007)	(64,296)	-	-	-	(2,541,303)
Balance as of June 30, 2022	$159,480,217	$14,333,808	$20,687,501	$4,606,218	$2,061,838	201,169,582

(1)	Includes purchases of new investments, premium and discount accretion and amortization and PIK interest.
(2)	Includes change in paydowns receivable from the Statement of Assets and Liabilities

	Investments
	First Lien Senior Secured Loan	Second Lien Senior Secured Loan	Preferred Equity Securities	Warrants and Other Equity Securities	Fund Investments	Total Investments
Balance as of December 31, 2021	$79,686,882	$9,748,549	$10,604,516	$3,600,418	$-	103,640,365
Net realized gain on investments	23,917	-	-	-	-	23,917
Net change in unrealized gain (loss) on investments	(948,483)	(364,794)	373,814	945,800	(27,362)	(21,025)
Purchases of investments and other adjustments to cost (1)	88,827,251	5,050,105	9,709,171	60,000	2,089,200	105,735,727
Proceeds from sales of investments	(2,803,043)	-	-	-	-	(2,803,043)
Proceeds from principal repayments (2)	(5,306,307)	(100,052)	-	-	-	(5,406,359)
Balance as of June 30, 2022	$159,480,217	$14,333,808	$20,687,501	$4,606,218	$2,061,838	201,169,582

(1)	Includes purchases of new investments, premium and discount accretion and amortization and PIK interest.
(2)	Includes paydowns receivable from the Statement of Assets and Liabilities

The following tables provide a reconciliation of the beginning and ending balances for investments at fair value that use Level 3 inputs for the period May 14, 2021 (date of formation) to June 30, 2021:
	Investments
	First Lien Senior Secured Loan	Second Lien Senior Secured Loan	Preferred Equity Securities	Warrants and Other Equity Securities	Total Investments
Balance as of May 14, 2021	$32,804,029	$854,681	$7,468,793	$1,737,755	42,865,258
Net change in unrealized gain (loss) on investments	(204,905)	13,365	57,781	(256,021)	(389,780)
Purchases of investments and other adjustments to cost (1)	5,935,149	1,047	64,745	535,714	6,536,655
Proceeds from principal repayments (2)	(383,589)	(23,837)	-	-	(407,426)
Balance as of June 30, 2021	$38,150,684	$845,256	$7,591,319	$2,017,448	48,604,707

(1)	Includes purchases of new investments, premium and discount accretion and amortization and PIK interest.
(2)	Includes paydowns receivable from the Statement of Assets and Liabilities

The net change in unrealized gain (loss) on investments included on the Statement of Operations for the three and six months ended June 30, 2022 and for the period from May 14, 2021 (date of formation) to December 31, 2021, attributable to Level 3 investments still held on June 30, 2022, was $68,287, $(21,025) and $(389,780), respectively.

Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period which the reclassifications occur. There were no transfers among Levels 1, 2 and 3 during the three and six months ended June 30, 2022 or for the period from May 14, 2021 (date of formation) to December 31, 2021.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Financial Statements – (continued)
(Unaudited)

Note 4. Fair Value Measurements (continued)

Purchases (including accretion, amortization, PIK interest) for the three and six months ended June 30, 2022 amounted to $71,035,539 and $105,204,160 of fair value, respectively. Purchases (including accretion, amortization, PIK interest) and transfers for the period from May 14, 2021 (date of formation) to December 31, 2021 amounted to $64,171,739 and $42,865,258 of fair value, respectively.

For the period ended June 30, 2022, the Company invested (net of original issue discount) $38.8 million in 4 new portfolio companies, $0.01 million in 1 existing fund investment and $33.6 million in 11 existing portfolio companies as reflected in the Schedule of Investments.

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

The table below summarizes the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy as of June 30, 2022.

						Range
	Fair Value	Valuation Technique	Unobservable Input	Weighted Average Mean		Minimum		Maximum
Assets:
First Lien Senior Secured Loan	$111,905,486	Discounted Cash Flow	Market Yields	13.9%		6.00%		19.30%
			EBITDA Multiple	7.38	x	3.75	x	13.00	x
First Lien Senior Secured Loan	11,740,851	Discounted Cash Flow	Market Yields	22.6%		16.20%		31.00%
			Revenue Multiple	1.23	x	0.23	x	3.00	x
First Lien Senior Secured Loan	35,833,880	Recent Transaction	N/A	N/A		N/A		N/A
Second Lien Senior Secured Loan	14,333,808	Discounted Cash Flow	Market Yields	12.6%		12.00%		13.30%
			EBITDA Multiple	6.61	x	6.00	x	7.25	x
Preferred Equity Securities	3,041,292	Enterprise Value Method	Revenue Multiple	0.55	x	0.45	x	0.65	x
			EBITDA Multiple	11.00	x	10.50	x	11.50	x
Preferred Equity Securities	15,577,932	Enterprise Value Method	EBITDA Multiple	7.97	x	4.47	x	13.00	x
Preferred Equity Securities	2,068,277	Recent Transaction	N/A	N/A		N/A		N/A
Warrants and Other Equity Securities	2,317,906	Enterprise Value Method	Revenue Multiple	2.46	x	0.23	x	3.00	x
Warrants and Other Equity Securities	2,288,312	Enterprise Value Method	EBITDA Multiple	6.46	x	3.75	x	10.00	x
Fund Investments	2,061,838	Other	N/A	N/A		N/A		N/A
Total Level 3 Assets	$201,169,582

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

An affiliated company is a company in which the Company has an ownership interest of 5% or more of its voting securities. A controlled affiliate company is a company in which the Company has an ownership interest of more than 25% of its voting securities. Please see the Company’s Schedule of Investments for the type of investment, principal amount, interest rate including the spread, and the maturity date. For the three and six months ended June 30, 2022 and for the period from May 14, 2021 (date of formation) to December 31, 2021, the Company did not have an ownership interest of 5% or more of any companies’ voting securities. Transactions related to the Company’s investments with controlled affiliates for the three and six months ended June 30, 2022 and for the period from May 14, 2021 (date of formation) to December 31, 2021, were as follows:

	Equity Ownership Held by the Company	Equity Ownership Held by Star Mountain Affiliate Funds
Issuer:
Arrow Home Health LLC June 30, 2022	2.2%	55.5%

Arrow Home Health LLC December 31, 2021	3.2%	55.5%

Note 6. Transactions with Related Parties

Star Mountain Lower Middle-Market (Offshore) Ltd. (the “Feeder Fund”) was formed as a Cayman Islands exempted company and commenced operations on August 17, 2021.  The Feeder Fund has been formed to invest all or substantially all of its investable assets in the common stock of the Company. As of June 30, 2022 and December 31, 2021 the Feeder Fund had $12,470,000 and $5,338,000 in capital committed to the Company, respectively, and an ownership percentage in the Company of 6.27% and 3.72%, respectively. As of June 30, 2022 the Feeder Fund had $111,106 in contributions payable to the Company as shown in Due from Feeder on the Statements of Assets and Liabilities.

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

Management fees for the three and six months ended June 30, 2022 were $733,081 and $1,246,992, respectively. Effective in the quarter ending June 30, 2022, Star Mountain Fund Management, LLC elected to voluntarily waive $104,726 of such management fees for the three and six months ended June 30, 2022. For the period from May 14, 2021 (date of formation) to June 30, 2021, the Company incurred Management Fee expenses of $100,540. The management fees waived are not recoupable by Star Mountain Fund Management, LLC. There is no guarantee that Star Mountain Fund Management, LLC will waive management fees in the future, and Star Mountain Fund Management, LLC may discontinue or modify any such waivers in the future at its discretion. As of June 30, 2022 and December 31, 2021, $1,177,480 and $757,520 of management fees remained payable, respectively.

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

Incentive fees for the three and six months ended June 30, 2022 were $327,914 and $507,690, respectively. For the period from May 14, 2021 (date of formation) to June 30, 2021, the Company incurred no incentive fees. Effective in the quarter ending June 30, 2022, Star Mountain Fund Management, LLC elected to voluntarily waive $733,573 of such incentive fees for the three and six months ended June 30, 2022. Incentive fees for the period from May 14, 2021 (date of formation) to June 30, 2022 were $733,573. The incentive fees waived for the three and six months ended June 30, 2022 are not recoupable and there is no guarantee that Star Mountain Fund Management, LLC will waive incentive fees in the future, and Star Mountain Fund Management, LLC may discontinue or modify any such waivers in the future at its discretion. As of June 30, 2022 no incentive fees remained payable and as of December 31, 2021, $225,883 remained payable which have subsequently been waived.

The Company has entered into the Administration Agreement with Star Mountain Fund Management, LLC, under which the Company reimburses the Administrator for its allocable portion of overhead and other expenses, including the costs of furnishing the Company with office facilities and equipment and providing clerical, bookkeeping, record-keeping and other administrative services at such facilities, and the Company’s allocable portion of the cost of the chief financial officer and chief compliance officer and their respective staffs. To the extent that the Administrator outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis, without incremental profit, to the Administrator. For the three and six months ended June 30, 2022 the Company incurred reimbursement expenses of $41,792 and $152,966 included under General and Administrative fees on the Statement of Operations. For the period from May 14, 2021 (date of formation) to June 30, 2021 reimbursement expense was $121,985 as shown under General and Administrative fees on the Statement of Operations. As of June 30, 2022, $60,724 of reimbursement expense was payable as shown in the Statements of Assets and Liabilities as reimbursement expense payable and as of December 31, 2021 no reimbursement expense was payable.

The Company incurs certain fees and expenses paid to the Company’s independent directors (including expenses and costs related to meetings of the independent directors); for the three and six months ended June 30, 2022, directors’ expenses were $19,945 and $39,671, as shown on the Statement of Operations, respectively. For the period from May 14, 2021 (date of formation) to June 30, 2021 director expense was $10,521 as shown on the Statement of Operations. As of June 30, 2022 and December 31, 2021, $10,521 and $10,849 remained payable, respectively, which are included in professional fees payable as shown on the Statement of Assets and Liabilities.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Financial Statements – (continued)
(Unaudited)

Note 6. Transactions with Related Parties (continued)

The Administrator has entered into a sub-administration agreement with SS&C Technologies, Inc. (the “Sub-Administrator”), under which the Sub-Administrator provides various accounting and administrative services to the Company. Administrative services may include maintenance of the Company’s books and records, processing of investor transactions, and calculation of the NAV. For the three and six months ended June 30, 2022, the Company incurred expenses for services provided by the Sub-Administrator of $33,187 and $128,201, respectively, which is included in professional fees on the Statement of Operations. For the period from May 14, 2021 (date of formation) to June 30, 2021 the Company incurred expenses for services provided by the Sub-Administrator of $16,064.  As of June 30, 2022 and December 31, 2021, $8,683 and $7,139, respectively, remained payable, which are included in professional fees payable on the Statement of Assets and Liabilities.

Note 7. Borrowings

On July 2, 2021, the Company entered into a Loan and Servicing Agreement (the “Loan Agreement”) with Sterling National Bank (“SNB”), which provides for a senior secured revolving credit facility (“Secured Credit Facility”). In February 2022, SNB was subsequently acquired by Webster Bank (“Webster”), which took over the relationship with the Company. Webster serves as administrative agent and collateral agent. On January 12, 2022, the Company entered into a second amendment to the Secured Credit Facility to upsize the Secured Credit Facility to $80 million, with Webster committing $50 million ($10 million incremental), Investors Bank committing $15 million ($7.5 million incremental), and Blue Ridge Bank committing $15 million ($7.5 million incremental). On May 6, 2022, the Company entered into an amendment to the Secured Credit Facility to upsize the Secured Credit Facility to $125 million. Forbright Bank and First Foundation Bank joined the Secured Credit Facility with commitments of $17.5 million and $15.0 million, respectively. In conjunction with Forbright Bank and First Foundation Bank being admitted into the Secured Credit Facility, Webster increased its commitment by $12.5 million to $62.5 million.  As of June 30, 2022, and December 31, 2021, the total fair value of the borrowings outstanding under the Secured Credit Facility was $81,000,000 and $34,000,000, respectively.

Advances under the Secured Credit Facility bear interest at a per annum rate equal to the Prime rate in effect on such day minus 0.35%. Inclusive of syndication, agency, and administrative fees paid to Webster, the total annualized cost of capital is estimated to be 6.25%. The Company will also pay a non-utilization fee on the average daily unused amount of the aggregate commitments until the commitment termination date (as defined in the Loan Agreement). As of June 30, 2022, the total commitments under the Secured Credit Facility were $125 million. Proceeds from borrowings under the Secured Credit Facility may be used to finance certain investments, fulfill payment obligations under the Secured Credit Facility, make distributions/payments permitted by the Loan Agreement. All amounts outstanding under the Secured Credit Facility must be repaid by the fourth anniversary of the closing of the Secured Credit Facility. The Company’s obligations to the lenders under the Secured Credit Facility are secured by a first priority security interest in substantially all of the Company’s assets, subject to certain exclusions.

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

On June 22, 2022 the Company entered into a Loan and Security Agreement with East West Bank, which provides for cash or credit advances of up to $25 million (the “Revolving Credit Line”) pursuant to the terms and conditions of the Revolving Credit Line. All amounts outstanding under the Revolving Credit Line must be repaid by the first anniversary of the closing of the Revolving Credit Line. As of June 30, 2022, and December 31, 2021, the total fair value of the borrowings outstanding under the Revolving Credit Line was $20,000,000 and $0, respectively.

Advances under the Revolving Credit Line bear interest at a per annum rate equal to the prime rate in effect on such day or 4.75%, whichever is greater. The Company will also pay certain fees under the Revolving Credit Line, including unused fees of 0.35% per annum of the average unused portion of the Revolving Credit Line during any fiscal quarter when the average daily balance of the aggregate outstanding principal amount of the Advances in any fiscal quarter during the term of the Revolving Credit Line equals or exceeds 60% of the Revolving Credit Line amount and 0.75% per annum of the average unused portion of the Revolving Credit Line during any fiscal quarter when the average daily balance of the aggregate outstanding principal amount of the Advances in any fiscal quarter during the term of the Revolving Credit Line is less than 60% of the Revolving Credit Line amount.

Proceeds from borrowings under the Revolving Credit Line may be used for working capital, to finance the acquisition by the Company of certain investments, to make deposits, to pay management fees and legal fees, and to fund obligations in accordance with the Company’s certificate of incorporation.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Financial Statements – (continued)
(Unaudited)

Note 7. Borrowings (continued)

The Company’s obligations to East West Bank under the Revolving Credit Line are secured by a first priority security interest in the capital commitments of the Company’s investors, subject to certain exclusions. Borrowings under the Revolving Credit Line are limited by various advance rates and concentration limits.

In connection with the Revolving Credit Line, the Company has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. In addition, under the Revolving Credit Line, the Lender may prohibit the Company from repurchasing its shares of common stock from its investors during a quarter if, in the prior quarter, repurchase requests from the Company’s investors exceed 10% of the Company’s total capital commitments. The Revolving Credit Line is subject to customary events of default for similar financing transactions. Upon the occurrence and during the continuation of an event of default, East West Bank may declare the outstanding advances and all other obligations under the Revolving Credit Line immediately due and payable.

The fair value of the borrowings outstanding under the Secured Credit Facility and the Revolving Credit Line are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. Interest expense incurred for the three and six months ended June 30, 2022, totaled $643,572 and $930,941, respectively, which is included in interest and other financing fees on the Statement of Operations. For the period from May 14, 2021 (date of formation) to June 30, 2021 on the Statement of Operations no interest expense was incurred. The unused commitment fees, amortization of deferred financing costs, and utilization fees for the three and six months ended June 30, 2022, amounted to $191,778 and $311,292, respectively, which is included in interest and other financing fees on the Statement of Operations. For the period from May 14, 2021 (date of formation) to June 30, 2021 no unused commitment fees, amortization of deferred financing costs, and utilization fees were incurred. The unused fees payable and interest expense payable as of June 30, 2022, and December 31, 2021, are included in the credit facility interest payable on the Statement of Assets and Liabilities. The utilization fees payable as of June 30, 2022, and December 31, 2021, are included in other payables on the Statement of Assets and Liabilities. For the period from May 14, 2021 (date of formation) to June 30, 2021 no borrowing expenses were incurred.

The components of the Company’s interest expense and other debt financing expenses, average outstanding balances and average stated interest rates (i.e. the rate in effect plus spread) were as follows:

For the three months ended June 30, 2022
Interest expense - Secured Credit Facility	$633,812
Interest expense - Revolving Credit Line	9,760
Unused commitment fees	51,125
Amortization of deferred financing costs	67,368
Utilization fees	73,285
Total interest and other debt financing fees	$835,350
Average debt outstanding	$70,450,549
Average stated interest rate	3.66%

For the six months ended June 30, 2022
Interest expense - Secured Credit Facility	$921,181
Interest expense - Revolving Credit Line	9,760
Unused commitment fees	97,862
Amortization of deferred financing costs	98,618
Utilization fees	114,812
Total interest and other debt financing fees	$1,242,233
Average debt outstanding	$55,088,398
Average stated interest rate	3.41%

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

The following table sets forth the tax cost basis and the estimated aggregate gross unrealized appreciation and depreciation from investments for federal income tax purposes as of and for the period ended June 30, 2022 and December 31, 2021:

	As of June 30, 2022	As of December 31, 2021
Tax Cost of Investments	$198,011,404	$100,461,162

	As of June 30, 2022	As of December 31, 2021
Unrealized appreciation	$7,120,999	$4,230,974
Unrealized depreciation	(3,962,821)	(1,051,771)
Net unrealized appreciation/(depreciation) from investments	3,158,178	3,179,203

Note 9. Stock Issuances

As of June 30, 2022 and December 31, 2021, the total number of shares of all classes of capital stock that the Company has the authority to issue was 200,000,000 shares of Common Stock, par value $0.001 per share.

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

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Financial Statements – (continued)
(Unaudited)

Note 9. Stock Issuances (continued)

The following tables summarize the issuance of shares for the three and six months ended June 30, 2022 and for the period from May 14, 2021 (date of formation) to June 30, 2021:

Date	Price per share	Shares Issued	Proceeds
For the six months ended June 30, 2022:
March 25, 2022	$25.59	708,935	$18,142,000
April 21, 2022	25.73	446,880	11,448,234
		1,155,815	$29,590,234

Stock issued in connection with dividend reinvestment plan
January 14, 2022	25.32	24,306	615,437
May 20, 2022	25.64	21,875	560,883
		46,181	$1,176,320
Total		1,201,996	$30,766,554

Date	Price per share	Shares Issued	Proceeds
Period from May 14, 2021 to June 30, 2021:
May 14, 2021	$25.00	1,688,601	$42,215,029
June 11, 2021	25.191	629,240	15,851,000
Total		2,317,841	$58,066,029

Note 10. Distributions

The Company’s distributions are recorded on the record date. For the six months ended June 30, 2022 distributions declared to Stockholders totaled $3,455,555 of which $626,388 was paid as a cash distribution and $560,883 was paid in the form of 21,875 shares of the Company’s common stock issued to existing Stockholders. As of June 30, 2022 $2,268,284 remained payable for distributions that had been declared but not yet paid as shown on the Statement of Assets and Liabilities. Distribution payments have been made in accordance with Stockholders DRP payment election as disclosed in Note 2.

The following table summarizes the settlement of distributions declared and recorded as of December 31, 2021 and the subsequent payment and issuance of those distributions for the six months ended June 30, 2022:

Date Declared	Record Date	Payment/Issuance Date	Amount Per Share	Amount Paid in Cash	Amount Settled via Newly Issued Shares	Total
Six months ended June 30, 2022
December 31, 2021	December 31, 2021	January 14, 2022	$0.46	$662,190	$615,437	$1,277,627
May 18, 2022	May 18, 2022	May 20, 2022	0.30	626,388	560,883	1,187,271
June 30, 2022	June 30, 2022	July 29, 2022	0.57	1,346,329	921,955	2,268,284
Total			$1.33	$2,634,907	$2,098,275	$4,733,182

For the period from May 14, 2021 (date of formation) to June 30, 2021 no distributions were declared by the Company.

Note 11. Commitments, Contingencies, and Risks

Commitments: As of June 30, 2022 the Company had $7,297,512 in outstanding commitments to fund investments. Management believes that the Company’s available cash balances provide sufficient funds to cover its unfunded commitments as of June 30, 2022.

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
(Unaudited)

Note 11. Commitments, Contingencies, and Risks (continued)

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

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Financial Statements – (continued)
(Unaudited)

Note 12. Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2022 and for the period May 14, 2021 (date of formation) to June 30, 2021:

	Six months ended June 30, 2022	For the period May 14, 2021 to June 30, 2021
Per share data:
Net asset value at beginning of period	$25.26	$25.00
Net investment income (loss) (1)	1.00	0.17
Net realized and unrealized gain (loss) (1)	-	(0.20)
Net increase (decrease) in net assets resulting from operations (1)	1.00	(0.03)
Stockholder distributions (2)	(0.50)	-
Dividend reinvestment plan distributions (2)	(0.37)	-
Other (3)	(0.01)	0.05
Net asset value at end of period	$25.38	$25.02
Net assets at end of period	$100,999,538	$58,000,099
Shares outstanding at end of period	3,979,445	2,317,841
Total return (4)	3.92%	0.09%
Ratio/Supplemental data:
Ratio of expenses to average net assets before incentive fees and waivers(5)	8.41%	5.92%
Ratio of expenses to average net assets after incentive fees and before waivers(5)	8.98%	5.92%
Ratio of expenses to average net assets after incentive fees and waivers (5)	8.04%	5.92%
Ratio of net investment income (loss) to average net assets before incentive fees and waivers(5)	7.23%	5.15%
Ratio of net investment income (loss) to average net assets after incentive fees and before waivers(5)	6.67%	5.15%
Ratio of net investment income (loss) to average net assets after incentive fees and waivers(5)	7.60%	5.15%
Portfolio turnover (6)	5.23%	0.90%

(1)	The per share data was derived by using the weighted average shares outstanding during the period presented.
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

(5)	Ratios are annualized. To the extent incentive fees and waivers are included within the ratio, they are not annualized.
(6)	Ratio is not annualized.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Financial Statements – (continued)
(Unaudited)

13. Subsequent Events

The Company has evaluated subsequent events through August 12, 2022, the date on which the financial statements were issued.

To satisfy the declared distribution of 0.57 per share, on July 29, 2022 the Company issued 36,141 shares of the Company's Stock, par value $0.001 per share, for an aggregate offering price of $921,955 and made cash distributions of $1,346,329 to stockholders that opted-out of the DRP.

On August 1, 2022, the Company issued a capital call of $15,046,135.

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

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Management fees for the three and six months ended June 30, 2022 were $733,081 and $1,246,992, respectively. Effective in the quarter ending June 30, 2022, Star Mountain Fund Management, LLC elected to voluntarily waive $104,726 of such management fees for the three and six months ended June 30, 2022. For the period from May 14, 2021 (date of formation) to June 30, 2021, the Company incurred Management Fee expenses of $100,540. The management fees waived are not recoupable by Star Mountain Fund Management, LLC. There is no guarantee that Star Mountain Fund Management, LLC will waive management fees in the future, and Star Mountain Fund Management, LLC may discontinue or modify any such waivers in the future at its discretion. As of June 30, 2022 and December 31, 2021, $1,177,480 and $757,520 of management fees remained payable, respectively.

Incentive fees for the three and six months ended June 30, 2022 were $327,914 and $507,690, respectively. For the period from May 14, 2021 (date of formation) to June 30, 2021, the Company incurred no incentive fees. Effective in the quarter ending June 30, 2022, Star Mountain Fund Management, LLC elected to voluntarily waive $733,573 of such incentive fees for the three and six months ended June 30, 2022. Incentive fees for the period from May 14, 2021 (date of formation) to June 30, 2022 were $733,573. The incentive fees waived for the three and six months ended June 30, 2022 are not recoupable and there is no guarantee that Star Mountain Fund Management, LLC will waive incentive fees in the future, and Star Mountain Fund Management, LLC may discontinue or modify any such waivers in the future at its discretion. As of June 30, 2022 no incentive fees remained payable and as of December 31, 2021, $225,883 remained payable which have subsequently been waived.

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

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Net gain (loss)

We recognize realized gains or losses on investments based on the difference between the net proceeds from the disposition and the cost basis of the investment without regard to unrealized gains or losses previously recognized. We record current period changes in fair value of investments within net change in unrealized gain (loss) on the statements of operations.

Portfolio and Investment Activity:

For the period ended June 30, 2022, the Company invested (net of original issue discount) $38.8 million in 4 new portfolio companies, $0.01 million in 1 fund investment and $33.6 million in 11 existing portfolio companies as reflected in the Schedule of Investments.

Purchases (including accretion, amortization, PIK interest) for the three and six months ended June 30, 2022 amounted to $71,035,539 and $105,204,160 of fair value, respectively. Purchases (including accretion, amortization, PIK interest) and transfers for the period from May 14, 2021 (date of formation) to December 31, 2021 amounted to $64,171,739 and $42,865,258 of fair value, respectively.

The Company had $2,865,056 and $5,406,359 in principal repayments for the three and six months ended June 30, 2022, respectively, of which $4,829,235 was paid in cash as of June 30, 2022 (with the remaining balance as receivable).

As of June 30, 2022 and December 31, 2021, the Company’s investments consisted of the following:

	June 30, 2022		December 31, 2021
Fair Value:
First Lien Senior Secured Loan	$159,480,217	79.3%	$79,686,882	76.9%
Second Lien Senior Secured Loan	14,333,808	7.1	9,748,549	9.4
Preferred Equity Securities	20,687,501	10.3	10,604,516	10.2
Warrants and Other Equity Securities	4,606,218	2.3	3,600,418	3.5
Fund Investments	2,061,838	1.0	-	-
Total	$201,169,582	100.0%	$103,640,365	100.0%

The table below describes investments by industry composition based on fair value as of June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
Fair Value:
Aerospace & Defense	$5,750,517	2.9%	$3,406,449	3.3%
Commercial Services & Supplies	14,029,466	7.0	9,446,485	9.1
Construction & Engineering	35,078,680	17.4	21,566,475	20.9
Consumer Finance	3,876,075	1.9	2,872,016	2.8
Diversified Consumer Services	9,637,691	4.8	4,707,478	4.5
Diversified Financials	2,061,838	1.0	8,835,342	8.5
Diversified Telecommunication Services	13,213,932	6.6	9,903,617	9.6
Entertainment	11,938,300	5.9	1,464,446	1.4
Food Products	7,065,727	3.5	4,229,816	4.1
Healthcare Providers & Services	16,128,874	8.0	3,716,607	3.6
Household Durables	4,138,153	2.1	1,999,150	1.9
Household Products	3,137,322	1.6	4,632,103	4.5
IT Services	14,486,137	7.2	7,094,439	6.8
Leisure Products	4,778,432	2.4	4,590,821	4.4
Media	20,009,726	9.9	8,029,455	7.7
Personal Products	4,604,858	2.3	1,013,686	1.0
Professional Services	23,973,225	11.9	6,131,980	5.9
Road & Rail	1,129,862	0.6	-	-
Software	6,130,767	3.0	-	-
Total	$201,169,582	100.0%	$103,640,365	100.0%

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

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

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

The following tables show the distribution of the Company’s investments on the 1 to 5 investment performance risk rating scale as of June 30, 2022:

Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$18,432,540	9.2%
2	157,449,188	78.2
3	21,149,701	10.5
4	4,138,153	2.1
5	-	-
Total	$201,169,582	100.0%

The following tables show the distribution of the Company’s investments on the 1 to 5 investment performance risk rating scale as of December 31, 2021:

Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$-	-%
2	92,427,602	89.2
3	11,212,763	10.8
4	-	-
5	-	-
Total	$103,640,365	100.0%

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Results of Operations:

The following tables represent the operating results for the three and six months ended June 30, 2022 and for the period May 14, 2021 (date of formation) to June 30, 2021:

	For the three months ended June 30, 2022	Period from May 14, 2021 to June 30, 2021
Total investment income	$3,990,473	$695,825
Total expenses	2,533,394	371,975
Net investment income before fee waivers	1,457,079	323,850
Management fee waiver	(104,726)	-
Incentive fee waiver	(733,573)	-
Net investment income after fee waivers	2,295,378	323,850
Net realized gain (loss) on investments	-	-
Net change in unrealized gain (loss) on investments	68,287	(389,780)
Net increase (decrease) in net assets resulting from operations	$2,363,665	$(65,930)

	For the six months ended June 30, 2022	Period from May 14, 2021 to June 30, 2021
Total investment income	$6,903,812	$695,825
Total expenses	4,218,591	371,975
Net investment income before fee waivers	2,685,221	323,850
Management fee waiver	(104,726)	-
Incentive fee waiver	(733,573)	-
Net investment income after fee waivers	3,523,520	323,850
Net realized gain (loss) on investments	23,917	-
Net change in unrealized gain (loss) on investments	(21,025)	(389,780)
Net increase (decrease) in net assets resulting from operations	$3,526,412	$(65,930)

Investment Income:

The composition of the Company’s investment income was as follows for the three and six months ended June 30, 2022 and for the period May 14, 2021 (date of formation) to June 30, 2021:

	For the three months ended June 30, 2022	Period from May 14, 2021 to June 30, 2021
Non-controlled/non-affiliate investment income
Interest income	$3,814,093	$606,874
PIK interest income	116,365	70,705
Dividend income	36,065	4,070
Controlled/affiliate investment income
Interest income	23,950	14,176
Total investment income	$3,990,473	$695,825

	For the six months ended June 30, 2022	Period from May 14, 2021 to June 30, 2021
Non-controlled/non-affiliate investment income
Interest income	$6,537,649	$606,874
PIK interest income	229,849	70,705
Dividend income	37,802	4,070
Other income	50,694	-
Controlled/affiliate investment income
Interest income	47,818	14,176
Total investment income	$6,903,812	$695,825

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Operating Expenses:

The composition of the Company’s operating expenses was as follows for the three and six months ended June 30, 2022 and for the period May 14, 2021 (date of formation) to June 30, 2021:

	For the three months ended June 30, 2022	Period from May 14, 2021 to June 30, 2021
Management fees	$733,081	$100,540
Interest and other financing fees	835,350	-
General and administrative fees	65,756	121,985
Professional fees	434,337	64,841
Incentive fees	327,914	-
Legal expenses	68,425	-
Directors' expenses	19,945	10,521
Offering expense	48,586	11,836
Organizational expenses	-	62,252
Expenses	2,533,394	371,975
Management fee waiver	(104,726)	-
Incentive fee waiver	(733,573)	-
Total Expenses	$1,695,095	$371,975

	For the six months ended June 30, 2022	Period from May 14, 2021 to June 30, 2021
Management fees	$1,246,992	$100,540
Interest and other financing fees	1,242,233	-
General and administrative fees	197,775	121,985
Professional fees	676,064	64,841
Incentive fees	507,690	-
Legal expenses	135,000	-
Directors' expenses	39,671	10,521
Offering expense	173,166	11,836
Organizational expenses	-	62,252
Expenses	4,218,591	371,975
Management fee waiver	(104,726)	-
Incentive fee waiver	(733,573)	-
Total Expenses	$3,380,292	$371,975

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

To qualify as a RIC under Subchapter M of the Code, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its Stockholders, for each taxable year, at least 90.0% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses. In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98.0% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4.0% nondeductible U.S. federal excise tax on this income. For the three and six months ended June 30, 2022, the Company did not record a net expense on the statements of operations for U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company did not record any uncertain income tax positions for the period ending June 30, 2022 on the Statement of Assets and Liabilities.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Net Increase (Decrease) in Net Assets Resulting from Operations:

For the three and six months ended June 30, 2022, the net increase (decrease) in net assets resulting from operations was $2,363,665 and $3,526,412, respectively. Based on the weighted average shares of Common Stock outstanding for the three and six months ended June 30, 2022, the Company’s per share net increase (decrease) in net assets resulting from operations was $0.61 and $1.00, respectively.

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

Financial Condition, Liquidity and Capital Resources:

The Company will generate cash primarily from the net proceeds generated from private offerings, and from cash flows from fees, interest and dividends earned from investments and principal repayments, proceeds from sales of investments, borrowings under the Company’s Secured Credit Facility and borrowings under the Company’s Revolving Credit Line. The Company’s primary use of funds will be direct credit and equity investments in SMBs, payments of expenses and distributions to holders of the Company’s Common Stock and, to a lesser extent, the Company may invest in limited partnership interests of funds focused on making investments in SMBs. As of June 30, 2022 and December 31, 2021, the Company had approximately $3.1 million in cash on hand and $101.0 million debt outstanding and $2.5 million in cash on hand and $34.0 million in debt outstanding, respectively.

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

Capital Contributions:

For the six months ended June 30, 2022, the Company entered into subscription agreements (collectively, the “Subscription Agreements”) with new investors, providing for the private placement of common shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase common shares up to the amount of their respective capital commitments on an as-needed basis with a minimum of 8 business days’ prior notice. As of June 30, 2022 and December 31, 2021, the Company had received capital commitments totaling $199.0 million and $143.6 million, respectively.

Pursuant to a capital drawdown notice to its investors, the Company issued and sold 708,935 shares of the Company’s Common Stock, par value $0.001 per share, on March 25, 2022, for an aggregate offering price of $18,142,000.

Pursuant to a capital drawdown notice to its investors, the Company issued and sold 446,880 shares of the Company’s Common Stock, par value $0.001 per share, on April 21, 2022, for an aggregate offering price of $11,448,234.

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

Pursuant to a distribution notice to its investors, the Company issued 21,875 shares of the Company’s Common Stock, par value $0.001 per share, on May 20, 2022, for an aggregate offering price of $560,883.

Pursuant to a distribution notice to its investors, the Company distributed $0.30 per share, on May 20, 2022, for an aggregate cash distribution of $626,388 to a Stockholder that opted-out of the DRP.

Pursuant to a distribution notice to its investors, the Company issued 36,141 shares of the Company’s Common Stock, par value $0.001 per share, on July 29, 2022, for an aggregate offering price of $921,955.

Pursuant to a distribution notice to its investors, the Company distributed $0.57 per share, on July 29, 2022, for an aggregate cash distribution of $1,346,329 to a Stockholder that opted-out of the DRP.

Contractual Obligations:

On July 2, 2021, the Company entered into a Loan and Servicing Agreement (the “Loan Agreement”) with Sterling National Bank (“SNB”), which provides for a senior secured revolving credit facility (“Secured Credit Facility”). In February 2022, SNB was subsequently acquired by Webster Bank (“Webster”), which took over the relationship with the Company. Webster serves as administrative agent and collateral agent. On January 12, 2022, the Company entered into a second amendment to the Secured Credit Facility to upsize the Secured Credit Facility to $80 million, with Webster committing $50 million ($10 million incremental), Investors Bank committing $15 million ($7.5 million incremental), and Blue Ridge Bank committing $15 million ($7.5 million incremental). On May 6, 2022, the Company entered into an amendment to the Secured Credit Facility to upsize the Secured Credit Facility to $125 million. Forbright Bank and First Foundation Bank joined the Secured Credit Facility with commitments of $17.5 million and $15.0 million, respectively. In conjunction with Forbright Bank and First Foundation Bank being admitted into the Secured Credit Facility, Webster increased its commitment by $12.5 million to $62.5 million. As of June 30, 2022, and December 31, 2021, the total fair value of the borrowings outstanding under the Secured Credit Facility was $81,000,000 and $34,000,000, respectively.

Advances under the Secured Credit Facility bear interest at a per annum rate equal to the Prime rate in effect on such day minus 0.35%. Inclusive of syndication, agency, and administrative fees paid to Webster, the total annualized cost of capital is estimated to be 6.25%. The Company will also pay a non-utilization fee on the average daily unused amount of the aggregate commitments until the commitment termination date (as defined in the Loan Agreement). As of June 30, 2022, the total commitments under the Secured Credit Facility were $125 million. Proceeds from borrowings under the Secured Credit Facility may be used to finance certain investments, fulfill payment obligations under the Secured Credit Facility, make distributions/payments permitted by the Loan Agreement. All amounts outstanding under the Secured Credit Facility must be repaid by the fourth anniversary of the closing of the Secured Credit Facility. The Company’s obligations to the lenders under the Secured Credit Facility are secured by a first priority security interest in substantially all of the Company’s assets, subject to certain exclusions.

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

On June 22, 2022 the Company entered into a Loan and Security Agreement with East West Bank dated as of June 22, 2022, which provides for cash or credit advances of up to $25 million (the “Revolving Credit Line”) pursuant to the terms and conditions of the Revolving Credit Line. All amounts outstanding under the Revolving Credit Line must be repaid by the first anniversary of the closing of the Revolving Credit Line. As of June 30, 2022, and December 31, 2021, the total fair value of the borrowings outstanding under the Revolving Credit Line was $20,000,000 and $0, respectively.

Advances under the Revolving Credit Line bear interest at a per annum rate equal to the prime rate in effect on such day or 4.75%, whichever is greater. The Company will also pay certain fees under the Revolving Credit Line, including unused fees of 0.35% per annum of the average unused portion of the Revolving Credit Line during any fiscal quarter when the average daily balance of the aggregate outstanding principal amount of the Advances in any fiscal quarter during the term of the Revolving Credit Line equals or exceeds 60% of the Revolving Credit Line amount and 0.75% per annum of the average unused portion of the Revolving Credit Line during any fiscal quarter when the average daily balance of the aggregate outstanding principal amount of the Advances in any fiscal quarter during the term of the Revolving Credit Line is less than 60% of the Revolving Credit Line amount.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Proceeds from borrowings under the Revolving Credit Line may be used for working capital, to finance the acquisition by the Company of certain investments, to make deposits, to pay management fees and legal fees, and to fund obligations in accordance with the Company’s certificate of incorporation.

The Company’s obligations to East West Bank under the Revolving Credit Line are secured by a first priority security interest in the capital commitments of the Company’s investors, subject to certain exclusions. Borrowings under the Revolving Credit Line are limited by various advance rates and concentration limits.

In connection with the Revolving Credit Line, the Company has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. In addition, under the Revolving Credit Line, the Lender may prohibit the Company from repurchasing its shares of common stock from its investors during a quarter if, in the prior quarter, repurchase requests from the Company’s investors exceed 10% of the Company’s total capital commitments. The Revolving Credit Line is subject to customary events of default for similar financing transactions. Upon the occurrence and during the continuation of an event of default, East West Bank may declare the outstanding advances and all other obligations under the Revolving Credit Line immediately due and payable.

The fair value of the borrowings outstanding under the Secured Credit Facility and the Revolving Credit Line are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. Interest expense incurred for the three and six months ended June 30, 2022, totaled $643,572 and $930,941, respectively, which is included in interest and other financing fees on the Statement of Operations. For the period from May 14, 2021 (date of formation) to June 30, 2021 on the Statement of Operations no interest expense was incurred. The unused commitment fees, amortization of deferred financing costs, and utilization fees for the three and six months ended June 30, 2022, amounted to $191,778 and $311,292, respectively, which is included in interest and other financing fees on the Statement of Operations. For the period from May 14, 2021 (date of formation) to June 30, 2021 no unused commitment fees, amortization of deferred financing costs, and utilization fees were incurred. The unused fees payable and interest expense payable as of June 30, 2022, and December 31, 2021, are included in the credit facility interest payable on the Statement of Assets and Liabilities. The utilization fees payable as of June 30, 2022, and December 31, 2021, are included in other payables on the Statement of Assets and Liabilities. For the period from May 14, 2021 (date of formation) to June 30, 2021 no borrowing expenses were incurred.

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

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

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

In addition, on December 3, 2020, the SEC announced its adoption of Rule 2a-5 under the 1940 Act, which establishes an updated regulatory framework for determining fair value in good faith for purposes of the 1940 Act. The new rule clarifies how fund boards can satisfy their valuation obligations in light of recent market developments. The rule will permit boards, subject to board oversight and certain other conditions, to designate certain parties to perform the fair value determinations. The Company will continue to review the new rule and its impact on the Company and its valuation policies, and will comply with its valuation requirements on or before the SEC’s compliance date in September 2022.

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

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

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

Assuming that the statement of assets and liabilities as of June 30, 2022, was to remain constant and that we took no actions to alter the Company’s existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change in Interest Rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in net investment income
Down 25 basis points	$(419,921)	$(252,500)	$(167,421)
Up 100 basis points	1,716,728	1,010,000	706,728
Up 200 basis points	3,452,975	2,020,000	1,432,975
Up 300 basis points	5,236,352	3,030,000	2,206,352

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

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2022. It should be noted that any system of controls, regardless of design and execution, can provide only reasonable assurance of achieving the desired control objectives.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

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

10.9
Loan and Servicing Agreement, dated as of June 22, 2022 by and among Star Mountain Lower Middle-Market Capital Corp., as borrower, the lenders party thereto and East West Bank, in its capacity as lender.

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

Star Mountain Lower Middle-Market Capital Corp.

Date: August 12, 2022	By:	/s/	Brett A. Hickey
		Name:	Brett A. Hickey
		Title:	Chief Executive Officer and President

Date: August 12, 2022	By:	/s/	Christopher J. Gimbert
		Name:	Christopher J. Gimbert
		Title:	Chief Financial Officer