Form 10-Q
period 2022-09-30
Star Mountain Lower Middle-Market Capital Corp
filed 2022-11-14
CIK 1786835

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

As of November 14, 2022, the registrant had 4,357,221 shares of common stock, $0.001 par value, outstanding.

		Page
Part I FINANCIAL INFORMATION
Item 1.	Financial Statements
	Statements of Assets and Liabilities as of September 30, 2022 (Unaudited) and December 31, 2021	2
	Statements of Operations for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021 and for the period from May 14, 2021* to September 30, 2021 (Unaudited)	3
	Statements of Changes in Net Assets for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021 and for the period from May 14, 2021* to September 30, 2021 (Unaudited)	4
	Statements of Cash Flows for the nine months ended September 30, 2022 and for the period from May 14, 2021* to September 30, 2021 (Unaudited)	5
	Schedules of Investments as of September 30, 2022 (Unaudited) and December 31, 2021	6
	Notes to Financial Statements (Unaudited)	14
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	38
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	50
Item 4.	Controls and Procedures	51

Part II OTHER INFORMATION
Item 1.	Legal Proceedings	51
Item 1A.	Risk Factors	51
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	51
Item 3.	Defaults Upon Senior Securities	51
Item 4.	Mine Safety Disclosures	51
Item 5.	Other Information	51
Item 6.	Exhibits	51
Signatures		53

* Date of Formation of the Company

Part I. Financial Information
Item 1.	Financial Statements.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Statements of Assets and Liabilities

	September 30, 2022 (unaudited)	December 31, 2021
ASSETS
Non-controlled/non-affiliate investments at fair value (amortized cost of $234,702,339 and $99,008,447 as of September 30, 2022 and December 31, 2021, respectively)	$236,777,285	$102,175,919
Controlled/affiliate investments at fair value (amortized cost of $10,202,681 and $1,452,715 as of September 30, 2022 and December 31, 2021, respectively)	10,179,327	1,464,446
Cash	4,357,501	2,491,307
Deferred financing cost	1,650,619	291,219
Interest receivable	1,136,835	630,372
Paydown receivable	424,318	300,968
Total assets	254,525,885	107,354,231

LIABILITIES

Credit facility payable	135,000,000	34,000,000
Redemptions payable	2,564,753	-
Management fees payable, net of fee waivers (Note 6)	2,172,660	757,520
Credit facility interest payable	1,585,709	172,096
Professional fees payable	345,801	136,384
Other payables	354,233	140,409
Subscriptions received in advance	100,000	482,185
Reimbursement expense payable	85,683	-
Distributions payable	-	1,277,627
Incentive fees payable (Note 6)	-	225,883
Total liabilities	142,208,839	37,192,104

Commitments and contingencies (Note 11)

Net assets	$112,317,046	$70,162,127

NET ASSETS
Common shares, $0.001 par value (200,000,000 shares authorized, 4,357,221 and 2,777,449 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively)	$4,357	$2,777
Contribution receivable	(110,891)	-
Additional paid-in capital	107,427,226	67,021,165
Accumulated undistributed (overdistributed) earnings	4,996,354	3,138,185
Total net assets	$112,317,046	$70,162,127

Net asset value per share	$25.78	$25.26

See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Statements of Operations
 (Unaudited)

	For the three months ended September 30, 2022	For the three months ended September 30, 2021	For the nine months ended September 30, 2022	For the period May 14, 2021* to September 30, 2021
Non-controlled/non-affiliate investment income:
Interest income	$5,778,321	$1,434,199	$12,315,970	$2,041,073
PIK interest income	119,128	86,232	348,977	156,937
Dividend income	114,888	52,343	152,690	56,413
Other income	206,674	-	257,368	-
Controlled/affiliate investment income:
Interest income	170,829	25,814	218,647	39,990
Total investment income:	6,389,840	1,598,588	13,293,652	2,294,413

Operating expenses:
Interest and other financing fees	2,001,959	123,535	3,244,192	123,535
Management fees (Note 6)	995,180	263,221	2,242,172	363,761
Incentive fees (Note 6)	578,218	124,180	1,085,908	124,180
Professional fees	285,537	164,258	961,601	229,099
General and administrative fees	125,601	22,181	496,542	156,002
Legal expenses	67,500	199,114	202,500	199,114
Director expenses	20,165	20,164	59,836	30,685
Organizational expenses	-	210,303	-	272,555
Total expenses before fee waivers	4,074,160	1,126,956	8,292,751	1,498,931
Management fee waiver (Note 6)	-	-	(104,726)	-
Incentive fee waiver (Note 6)	(578,218)	-	(1,311,791)	-
Total expenses after fee waivers	3,495,942	1,126,956	6,876,234	1,498,931
Net investment income	2,893,898	471,632	6,417,418	795,482

Net gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliate investments	-	-	23,917	-
Net realized gain (loss) on investments	-	-	23,917	-

Net change in unrealized gain (loss):
Non-controlled/non-affiliate investments	(1,080,759)	1,010,683	(1,092,526)	620,903
Controlled/affiliate investments	(25,827)	-	(35,085)	-
Net change in unrealized gain (loss) on investments	(1,106,586)	1,010,683	(1,127,611)	620,903

Net gain (loss)	(1,106,586)	1,010,683	(1,103,694)	620,903

Net increase (decrease) in net assets resulting from operations	$1,787,312	$1,482,315	$5,313,724	$1,416,385

Per common share data:
Net investment income per share - basic and diluted	$0.71	$0.19	$1.73	$0.35
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.44	$0.61	$1.43	$0.62
Weighted average shares outstanding - basic and diluted	4,094,606	2,442,963	3,706,443	2,274,216

* Date of Formation of the Company

See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Statements of Changes in Net Assets
(Unaudited)

	Common Stock		Additional paid- in capital	Accumulated undistributed (overdistributed) earnings	Total net assets
Three Months ended September 30, 2021	Number of shares	Par value of shares
Balance, June 30, 2021	2,317,841	$2,318	$58,063,711	$(65,930)	$58,000,099
Net investment income	-	-	-	471,632	471,632
Net change in unrealized gain (loss) on investments	-	-	-	1,010,683	1,010,683
Issuance of common shares	244,608	245	6,139,406	-	6,139,651
Distributions declared to stockholders	-	-	-	(301,319)	(301,319)
Stock issued in connection with dividend reinvestment plan	11,997	12	300,739	-	300,751
Balance, September 30, 2021	2,574,446	$2,575	$64,503,856	$1,115,066	$65,621,497
Three Months ended September 30, 2022
Balance, June 30, 2022	3,979,445	$3,979	$97,786,517	$3,209,042	$100,999,538
Net investment income	-	-	-	2,893,898	2,893,898
Net realized gain (loss)	-	-	-	-	-
Net change in unrealized gain (loss) on investments	-	-	-	(1,106,586)	(1,106,586)
Issuance of common shares	441,121	441	11,283,444	-	11,283,885
Contribution receivable		-	(110,891)	-	(110,891)
Redemption of common shares	(99,486)	(99)	(2,564,654)	-	(2,564,753)
Stock issued in connection with dividend reinvestment plan	36,141	36	921,919	-	921,955
Balance, September 30, 2022	4,357,221	$4,357	$107,316,335	$4,996,354	$112,317,046

	Common Stock		Additional paid- in capital	Accumulated undistributed (overdistributed) earnings	Total net assets
For the period from May 14, 2021* (commencement of operations) to September 30, 2021	Number of shares	Par value of shares
Balance, May 14, 2021*	-	$-	$-	$-	$-
Net investment income	-	-	-	795,482	795,482
Net change in unrealized gain (loss) on investments	-	-	-	620,903	620,903
Issuance of common shares	2,562,449	2,563	64,203,117	-	64,205,680
Distributions declared to stockholders	-	-	-	(301,319)	(301,319)
Stock issued in connection with dividend reinvestment plan	11,997	12	300,739	-	300,751
Balance, September 30, 2021	2,574,446	$2,575	$64,503,856	$1,115,066	$65,621,497
Nine Months ended September 30, 2022
Balance, December 31, 2021	2,777,449	$2,777	$67,021,165	$3,138,185	$70,162,127
Net investment income	-	-	-	6,417,418	6,417,418
Net realized gain (loss)	-	-	-	23,917	23,917
Net change in unrealized gain (loss) on investments	-	-	-	(1,127,611)	(1,127,611)
Issuance of common shares	1,596,936	1,597	40,872,522	-	40,874,119
Contribution receivable	-	-	(110,891)	-	(110,891)
Redemption of common shares	(99,486)	(99)	(2,564,654)	-	(2,564,753)
Distributions declared to stockholders	-	-	-	(3,455,555)	(3,455,555)
Stock issued in connection with dividend reinvestment plan	82,322	82	2,098,193	-	2,098,275
Balance, September 30, 2022	4,357,221	$4,357	$107,316,335	$4,996,354	$112,317,046

* Date of Formation of the Company

See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Statements of Cash Flows
(Unaudited)

	For the nine months ended September 30, 2022	For the period May 14, 2021* to September 30, 2021
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$5,313,724	$1,416,385
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided (used in) operating activities:
Net realized (gain) loss on investments	(23,917)	-
Net change in unrealized (gain) loss on investments	1,127,611	(620,903)
Net accretion of discounts and amortization of premiums	(471,724)	(64,386)
Purchases of investments	(154,103,557)	(27,543,376)
Proceeds from sales of investments	2,803,043	-
Proceeds from principal payments	7,577,924	589,614
Amortization of deferred financing costs	264,230	17,532
Payment-in-kind interest income	(348,977)	(156,937)
Changes in operating assets and liabilities:
Interest receivable	(506,463)	(120,409)
Carried interest payable	-	(990,732)
Management fees payable, net of fee waivers (Note 6)	1,415,140	363,761
Incentive fees payable (Note 6)	(225,883)	124,180
Credit facility interest payable	1,413,613	104,815
Other payables	213,824	72,021
Professional fees payable	209,417	194,460
Organizational cost payable	-	(348,209)
Legal fees payable	-	127,884
Reimbursement expense payable	85,683	115,068
Net cash provided by (used in) operating activities	(135,256,312)	(26,719,232)

Cash flows from financing activities:
Proceeds from issuance of common shares, including subscriptions received in advance	40,381,043	23,524,401
Proceeds from credit facility	113,000,000	6,000,000
Repayments of credit facility	(12,000,000)	(1,000,000)
Distributions paid	(2,634,907)	(568)
Deferred financing and debt issuance costs paid	(1,623,630)	(284,600)
Net cash provided by (used in) financing activities	137,122,506	28,239,233

Net increase (decrease) in Cash	1,866,194	1,520,001
Cash, beginning of period	2,491,307	620,015
Cash, end of period	$4,357,501	$2,140,016

Supplemental disclosures of cash flow information:
Non cash operating activities:
Transfer of investments (see Note 1)	$-	$(42,865,258)
Transfer of cash (see Note 1)	-	(620,015)
Transfer of carried interest payable (see Note 1)	-	990,732
Transfer of organizational costs payable (see Note 1)	-	413,685
Transfer of other receivables and payables (see Note 1)	-	(134,173)

Supplemental and non cash financing activities:
Shares issued from BDC conversion (see Note 1)	-	42,215,029
Interest expense paid	$1,195,980	$-
Interest received in kind	348,977	-
Shares issued from dividend reinvestment plan (see Note 10)	2,098,275	300,751

* Date of Formation of the Company

See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Schedule of Investments
September 30, 2022
 (Unaudited)

Portfolio Company (1)(2)(3)(4)(5)(6)	Footnotes	Spread Above Index (7)	Interest Rate	Acquisition Date	Maturity	Principal, Shares, Units	Amortized Cost (8)	Fair Value (9)	% of Net Assets
Investments
First lien senior secured term loan
Aerospace & Defense
Consolidated Machine & Tool Holdings, LLC	(10)(11)	L+7.25%	11.00%	1/15/2020	1/15/2025	6,225,011	$6,132,034	$5,783,659	5.2%
						6,225,011	6,132,034	5,783,659	5.2
Commercial Services & Supplies
PPC Event Services, Inc.	(20)(21)	S+6.50%	10.09%	9/22/2022	9/22/2027	6,588,858	6,500,844	6,500,844	5.9
Swyft AcquireCo LLC (dba Swyft Filings)	(11)(17)(19)	S+2.75%	5.79%	12/20/2021	12/20/2027	307,728	303,098	306,005	0.3
Swyft AcquireCo LLC (dba Swyft Filings)	(11)(19)	S+5.50%	8.54%	12/20/2021	12/20/2027	3,682,383	3,627,883	3,661,762	3.4
						10,578,969	10,431,825	10,468,611	9.6
Construction & Engineering
Fremont-Wright, LLC	(12)	L+9.00%	12.14%	12/2/2020	12/2/2024	4,643,844	4,606,510	4,606,510	4.2
MechanAir, LLC	(10)	L+10.50%	14.25%	9/2/2021	9/2/2026	8,085,096	7,896,077	7,241,821	6.4
Watt Acquisition, LLC	(20)	S+11.25%	14.84%	4/15/2022	4/15/2027	5,282,710	5,182,913	5,235,166	4.7
						18,011,650	17,685,500	17,083,497	15.3
Consumer Finance
Microf, LLC	(10)	L+10.75%	14.50%	3/29/2019	6/30/2023	3,499,025	3,469,359	3,499,024	3.2
						3,499,025	3,469,359	3,499,024	3.2
Diversified Consumer Services
Rock Gate Capital, LLC (dba 160 Driving Academy)	(10)(21)	L+6.50%	10.25%	10/16/2019	10/16/2024	12,017,725	11,851,834	11,898,189	10.7
						12,017,725	11,851,834	11,898,189	10.7
Diversified Telecommunication Services
Caregility Corporation	(10)(18)	L+9.00%	12.75%	12/29/2021	12/29/2024	5,757,839	5,326,013	4,463,476	4.0
YTC Holdings, Inc. (dba Yorktel)	(10)	L+9.75%	13.50%	9/23/2019	9/23/2024	3,829,934	3,798,626	3,829,934	3.4
						9,587,773	9,124,639	8,293,410	7.4
Entertainment
Chicken Soup For The Soul, LLC	(12)	L+8.50%	11.64%	10/29/2021	3/31/2024	6,589,225	6,527,778	6,589,225	5.9
Linden Research, Inc. (dba Linden Labs)	(10)(11)	L+10.00% + 1.25% PIK	13.75%	12/31/2020	12/31/2025	4,726,674	4,651,668	4,726,670	4.2
						11,315,899	11,179,446	11,315,895	10.1
Food Products
Uncle John’s Pride, LLC	(20)	S+10.11%	13.70%	3/31/2022	3/31/2027	5,483,085	5,379,493	5,388,228	4.8
						5,483,085	5,379,493	5,388,228	4.8
Healthcare Providers & Services
Arrow Home Health, LLC	(10)(13)	L+8.50%	12.25%	3/19/2021	3/19/2026	889,859	874,841	866,189	0.8
Klein Hersh, LLC	(11)(20)	S+7.76%	11.35%	4/27/2022	4/27/2027	14,883,543	14,634,389	14,615,102	13.0
						15,773,402	15,509,230	15,481,291	13.8
Hotels, Restaurants & Leisure
The Range NYC, LLC (dba Five Iron Golf)	(20)(21)	S+7.61%	11.20%	9/15/2022	9/15/2027	5,042,017	4,942,119	4,942,119	4.4
						5,042,017	4,942,119	4,942,119	4.4
Household Durables
SkyBell Technologies, Inc.	(22)	0.00%	0.00%	12/13/2019	12/13/2024	4,321,530	4,258,021	2,548,171	2.3
						4,321,530	4,258,021	2,548,171	2.3
Household Products
Coop Home Goods LLC (dba Coop Home Goods)	(11)(20)	S+8.26%	11.85%	6/18/2021	6/18/2026	3,571,429	3,517,772	2,960,000	2.6
						3,571,429	3,517,772	2,960,000	2.6
IT Services
CSI IT, LLC (dba Consulting Solutions)	(10)	L+10.50%	14.25%	1/29/2021	1/29/2026	14,293,416	14,022,192	14,153,340	12.6
						14,293,416	14,022,192	14,153,340	12.6
Leisure Products
MPUSA, LLC (dba Mission)	(10)	L+8.50%	12.25%	12/9/2021	12/9/2026	4,274,836	4,211,303	4,274,836	3.8
						4,274,836	4,211,303	4,274,836	3.8
Machinery
Texas Contract Manufacturing Group, Inc.	(20)	S+10.11%	13.70%	4/27/2022	4/27/2027	6,096,210	5,980,517	5,304,312	4.7
						6,096,210	5,980,517	5,304,312	4.7
Media
PadSquad, LLC	(20)	S+9.00%	12.59%	3/30/2022	3/30/2027	4,880,374	4,789,727	4,880,374	4.3
Trailer Park Group Holdings LLC	(11)(20)	S+7.76%	11.10%	8/2/2021	8/2/2026	19,628,178	19,230,520	19,628,178	17.5
						24,508,552	24,020,247	24,508,552	21.8
Personal Products
Japonesque, LLC	(10)(11)	L+8.00%	11.75%	11/23/2021	11/23/2026	4,579,290	4,510,988	4,388,791	3.9
						4,579,290	4,510,988	4,388,791	3.9
Professional Services
Lasalle Staffing, LLC	(11)(19)	S+7.11%	10.15%	2/15/2022	2/15/2027	7,950,000	7,771,900	7,950,000	7.1
NSC Technologies, LLC	(10)	L+8.50%	12.25%	4/26/2019	4/26/2024	4,432,664	4,387,729	4,256,687	3.8
PQT Ayaquhs, LLC (dba WWC Global)	(20)(13)	S+8.26%	11.85%	8/1/2022	8/1/2027	7,853,831	7,701,347	7,701,347	6.9
						20,236,495	19,860,976	19,908,034	17.8
Software
Proactive Dealer Solutions, LLC	(10)	L+10.00%	13.75%	12/27/2021	12/26/2026	3,315,550	3,245,074	3,315,550	3.0
PureCars Technologies, LLC	(10)(11)	L+6.25%	10.00%	4/18/2019	4/18/2024	1,300,000	1,300,000	1,204,970	1.1
						4,615,550	4,545,074	4,520,520	4.1
Trading Companies & Distributors
Gateway Dealer Network, LLC	(11)(19)	S+6.35%	9.39%	6/30/2022	6/30/2027	9,916,500	9,772,029	9,915,000	8.9
						9,916,500	9,772,029	9,915,000	8.9
Road & Rail
Southern Ag Carriers, Inc.	(11)(20)	S+7.50%	11.09%	9/22/2020	9/22/2025	-	-	-	0.0
TCP Acquisition, LLC	(20)(21)	S+7.76%	11.20%	7/26/2022	7/26/2027	15,000,000	14,600,381	14,600,381	13.0
						15,000,000	14,600,381	14,600,381	13.0
Total first lien senior secured term loan							205,004,979	201,235,860	180.0

Second lien senior secured loan
Construction & Engineering
DCCM, LLC	(10)	L+7.75%	11.50%	8/6/2021	8/7/2026	9,060,051	8,909,790	8,925,056	7.9
						9,060,051	8,909,790	8,925,056	7.9
Professional Services
CorTech, LLC	(10)	L+6.25%	10.25%	3/25/2022	9/30/2025	6,614,031	6,563,674	6,304,222	5.6
						6,614,031	6,563,674	6,304,222	5.6
Total second lien term loan							15,473,464	15,229,278	13.5

Preferred equity securities	(14)
Commercial Services and Supplies
Swyft Filings Holdings, LLC		-	-	12/20/2021	-	192,444	183,612	271,378	0.2
						192,444	183,612	271,378	0.2
Construction & Engineering
MechanAir Holdings, LLC	(15)	-	13.50% PIK	9/2/2021	-	1,190	1,190,476	45,238	0.0
Watt Contracting Holdings, LLC		-	-	4/15/2022	-	2,261,696	2,068,277	2,149,840	1.9
						2,262,886	3,258,753	2,195,078	1.9
Diversified Telecommunication Services
YTC Holdings, Inc. (dba Yorktel)	(15)	-	8.00% PIK	9/23/2019	-	221,642	2,147,381	2,652,107	2.4
						221,642	2,147,381	2,652,107	2.4
Food Products
UJP Acquisition, LLC (dba Uncle John’s Pride)	(15)	-	8.00% PIK	3/31/2022	-	1,489,362	1,489,362	1,647,234	1.5
						1,489,362	1,489,362	1,647,234	1.5
Healthcare Providers & Services
Arrow Home Health, LLC	(13)	-	-	12/24/2020	-	571,080	561,977	547,275	0.5
						571,080	561,977	547,275	0.5
Leisure Products
MPUSA, LLC (dba Mission)		-	-	12/9/2021	-	13	564,645	564,618	0.5
						13	564,645	564,618	0.5
Media
Channel Factory Holdings, LLC	(15)	-	5.00% Cash / 5.00% PIK	8/27/2020	-	2,381,867	2,212,868	3,262,154	2.9
PadSquad Holdings LLC (dba Padsquad)	(15)	-	6.00% Cash / 6.00% PIK	3/30/2022	-	720,767	1,957,404	2,267,033	2.0
Trailer Park Group Holdings LLC	(15)	-	8.00% PIK	8/2/2021	-	371,822	365,172	779,711	0.7
						3,474,456	4,535,444	6,308,898	5.6
Professional Services
Capone Holdings JV, LLC (dba LaSalle Staffing)		-	-	2/15/2022	-	4,000,000	4,000,000	5,153,333	4.6
Hometown Holdings JV, LLC (dba BWG Strategy)	(15)	-	8.00% PIK	12/24/2020	-	666,667	656,066	847,067	0.8
PQT Ayaquhs, LLC (dba WWC Global)	(15)(13)	-	10.50% PIK	8/1/2022	-	1,064,516	1,064,516	1,064,516	0.9
						5,731,183	5,720,582	7,064,916	6.3
Software
Proactive Dealer Holdings Parent, LLC		-	-	12/27/2021	-	1,232,328	1,232,328	1,367,072	1.2
PureCars Technologies Holdings, LLC	(15)	-	8.00% PIK	4/19/2019	-	514	240,065	123,532	0.1
PureCars Technologies, LLC		-	-	7/25/2022	-	78	26,948	27,622	0.0
						1,232,920	1,499,341	1,518,226	1.3
Total preferred equity securities							19,961,097	22,769,730	20.2

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Schedule of Investments
September 30, 2022
 (Unaudited)

Portfolio Company (1)(2)(3)(4)(5)(6)	Footnotes	Spread Above Index (7)	Interest Rate	Acquisition Date	Maturity	Principal, Shares, Units	Amortized Cost (8)	Fair Value (9)	% of Net Assets
Warrants and other equity securities	(14)
Aerospace & Defense
Consolidated Machine & Tool Holdings, LLC	(16)	-	-	1/15/2020	-	127	$142,485	$10,273	0.0%
						127	142,485	10,273	0.0
Construction & Engineering
DCCM, LLC		-	-	8/6/2021	-	940	939,949	895,281	0.8
Fremont-Wright, LLC		-	-	12/2/2020	-	2	-	117,342	0.1
Watt Contracting Holdings, LLC		-	-	4/15/2022	-	226	-	36,814	0.0
						1,168	939,949	1,049,437	0.9
Consumer Finance
Microf, LLC		-	-	5/5/2020	-	164,332	-	363,759	0.3
						164,332	-	363,759	0.3
Diversified Consumer Services
Rock Gate Capital, LLC (dba 160 Driving Academy)		-	-	10/16/2019	-	12,693	-	102,210	0.1
						12,693	-	102,210	0.1
Diversified Telecommunication Services
Caregility Corporation	(18)	-	-	12/29/2021	-	190,855	443,392	1,704,490	1.5
York Telecom Corporation (dba Yorktel)		-	-	9/23/2019	-	46,227	-	402,826	0.4
York Telecom Corporation (dba Yorktel)		-	-	9/23/2019	-	77,195	-	189,134	0.2
						314,277	443,392	2,296,450	2.1
Entertainment
LRI Holdco, LLC (dba Linden Labs)		-	-	12/31/2020	-	1	-	224,917	0.2
LRI Holdco, LLC (dba Linden Labs)		-	-	12/31/2020	-	1	43,478	321,191	0.3
						2	43,478	546,108	0.5
Food Products
UJP Acquisition, LLC (dba Uncle John’s Pride)		-	-	3/31/2022	-	127,215	-	9,234	0.0
						127,215	-	9,234	0.0
Hotels, Restaurants & Leisure
The Range NYC, LLC (dba Five Iron Golf)		-	-	9/15/2022	9/15/2027	21,210	-	-	0.0
						21,210	-	-	0.0
Household Durables
SkyBell Technologies, Inc.		-	-	12/13/2019	-	803,867	-	-	0.0
						803,867	-	-	0.0
Household Products
CHG Parent Holding LLC (dba Coop Home Goods)		-	-	6/18/2021	-	535,714	535,714	714	0.0
						535,714	535,714	714	0.0
Machinery
Texas Contract Manufacturing Group, Inc.		-	-	4/27/2022	-	1,602	-	1,095,484	1.0
						1,602	-	1,095,484	1.0
Professional Services
NSC Holdings, LLC		-	-	4/26/2019	-	111	271,262	36,300	0.0
PQT Ayaquhs, LLC (dba WWC Global)	(13)	-	-	8/1/2022	-	645	-	-	0.0
						756	271,262	36,300	0.0
Total warrants and other equity securities							2,376,280	5,509,969	4.9

Fund investments
Diversified Financials
Madryn Select Opportunities, LP	(21)	-	-	1/4/2022	-	2,089,200	2,089,200	2,211,775	2.0
						2,089,200	2,089,200	2,211,775	2.0
Total fund investments							2,089,200	2,211,775	2.0

TOTAL INVESTMENTS							$244,905,020	$246,956,612	220.6%

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Schedule of Investments – (continued)
September 30, 2022
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
(7)
Loan contains a variable rate structure and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”, which can include one or three- month LIBOR), the Secured Overnight Financing Rate (“SOFR” or “S”, which can include one or three- month SOFR), or an alternate base rate which can include the Federal Funds Effective Rate or the Prime Rate, at the borrower’s option, and which reset periodically based on the terms of the loan agreement. Interest rates subject to SOFR are typically accompanied by a Credit Spread Adjustment (“CSA”).

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

(10)	The interest rate on these loans is subject to 3 month LIBOR, which was 3.75% as of September 30, 2022.
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

(12)	The interest rate on these loans is subject to 1 month LIBOR, which was 3.14% as of September 30, 2022.
(13)
As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” and may have “Control” of this portfolio company as the Company and/or its affiliated funds collectively owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). The Company’s investment in affiliates for the period ended September 30, 2022 were Arrow Home Health, LLC which represented $10,179,327 of Fair Value and 9.1% of Net Assets of the Company. Transactions related to investments in “Controlled/Affiliate Investments” for the period ended September 30, 2022 were as follows:

Portfolio Company	Type of Investment	Amount of Realized Gain (Loss)	Amount of Interest or Dividends Credited to Income (a)	December 31, 2021 Value	Gross Additions (b)	Gross Reductions (c)	Amount of Unrealized Gains (Loss)	September 30, 2022 Value
Arrow Home Health LLC (d)	First lien senior securred term loan	$-	$73,542	$880,506	$1,764	$(18,523)	$2,442	$866,189
	Preferred equity securities (571,080 shares)	-	-	583,940	858	-	(37,523)	547,275
PQT Ayaquhs, LLC (dba WWC Global) (d)	First lien senior securred term loan	-	145,105	-	7,746,149	(49,395)	4,593	7,701,347
	Preferred equity securities (1,064,516 shares)	-	-	-	1,064,516	-	-	1,064,516
	Warrants (645 shares)	-	-	-	-	-	-	-
Total Affiliate Investments		$-	$218,647	$1,464,446	$8,813,287	$(67,918)	$(30,488)	$10,179,327

(a)	Represents the total amount of interest, fees or dividends credited to income for the portion of the period an investment was included in the Affiliate category.
(b)	Gross additions include increase in the cost basis of investments resulting from purchases, PIK interest or amortization of original issue discount.
(c)	Gross reductions include decreases in the total cost basis of investments resulting from principal repayments or sales.
(d)	The fair value of the investment was determined using significant unobservable inputs.

(14)	Ownership of certain equity investments may occur through a holding company or partnership. In no instances are the holding companies or partnerships wholly owned by the Company.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Schedule of Investments – (continued)
September 30, 2022
 (Unaudited)

(15)	Investment contains a fixed rate structure.
(16)	The Company has received 46 units of incentive shares which have no Cost or Fair Value as of September 30, 2022.
(17)	Interest disclosed reflects the contractual rate of the First Out tranche under the AAL.
(18)	Caregility Corporation is a wholly owned subsidiary of YTC Holdings, Inc.
(19)	The interest rate on these loans is subject to 1 month SOFR, which was 3.04% as of September 30, 2022.
(20)	The interest rate on these loans is subject to 3 month SOFR, which was 3.59% as of September 30, 2022.
(21)
Positions have an aggregate unfunded commitment of $25,659,648 in addition to the amounts shown in the Schedule of Investments. See Note 11 “Commitments, Contingencies and Risks” in the accompanying notes to the financial statements.

(22)	The investment is on non-accrual status. See Note 2 “Significant Accounting Policies”.

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

(12)	The interest rate on these loans is subject to 1 month LIBOR, which was 0.10% as of December 31, 2021.
(13)	Position includes an unfunded loan commitments. See Note 11 “Commitments, Contingencies and Risks” in the accompanying notes to the financial statements.
(14)
As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” and may have “Control” of this portfolio company as the Company and/or its affiliated funds collectively owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). The Company’s investment in affiliates for the period ended December 31, 2021 were Arrow Home Health, LLC which represented $1,464,446 of Fair Value and 2.1% of Net Assets of the Company. Transactions related to investments in “Controlled/Affiliate Investments” for the period ended December 31, 2021 were as follows:

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

Star Mountain Credit Opportunities Fund, LP (the “Private Fund”) was formed as a Delaware limited partnership on August 7, 2019 to make investments in lower middle-market companies and commenced operations on September 16, 2019. On May 14, 2021, Star Mountain Credit Opportunities Fund, LP converted to Star Mountain Lower Middle-Market Capital Corp., via a filing with the State of Delaware of a Certificate of Conversion to a Corporation (“BDC Conversion”). Following the BDC Conversion, the existing limited partners of the Private Fund became Stockholders of the Company by operation of law, and the value of an investor’s limited partnership interest in the Private Fund was converted into a corresponding number of shares of Common Stock in the Company at a net asset value “NAV”/share of $25.00. Net asset value at the time of the BDC Conversion was $42,215,029, which consisted of investments at fair value of $42,865,258, cash of $620,015, carried interest payable of $990,732, organizational cost payable of $413,685, and other receivables and payables, which had a net value of $134,173. The net unrealized appreciation of $3,111,558 as of the Conversion date is included in accumulated undistributed earnings. The historical cost basis of investments was carried forward during the BDC Conversion.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of September 30, 2022, and the reported revenue generated and expenses incurred during the reporting period. Actual results could differ from those estimates.

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
(Unaudited)

Note 2. Summary of Significant Accounting Policies (continued)

Revenue Recognition

The Company’s revenue recognition policies are as follows:

Interest income: Interest income is recorded on the accrual basis to the extent that the Company expects to collect such amounts. Interest income is accrued based upon the outstanding principal amount and contractual terms of debt investments. For the three and nine months ended September 30, 2022, $5,949,150 and $12,534,617, respectively, of interest income, excluding PIK interest income, has been accrued as shown on the Statements of Operations. For the three months ended September 30, 2021 and for the period from May 14, 2021 (date of formation) to September 30, 2021, $1,460,013 and $2,081,063, respectively, of interest income, excluding PIK interest income, has been accrued as shown on the Statements of Operations. As of September 30, 2022 and as of December 31, 2021, $1,136,835 and $630,372 of interest income is receivable, respectively, as shown on the Statements of Assets and Liabilities.

Payment In-Kind Income: The Company has certain investments in its portfolio that contain a payment-in-kind (“PIK”) provision, which represents contractual interest or dividends that are added to the principal balance and recorded as income. For loans and debt securities with contractual PIK, the Company generally will not accrue PIK interest for accounting purposes if the portfolio company valuation indicates that such PIK interest is not collectible. To maintain its ability to take a dividend paid deduction, the Company may need to pay out PIK non-cash income amounts in the form of distributions, even though the Company has not yet collected the cash. For the three and nine months ended September 30, 2022, $119,128 and $348,977, respectively, of PIK income has been accrued as shown on the Statements of Operations. For the three months ended September 30, 2021 and for the period from May 14, 2021 (date of formation) to September 30, 2021, $86,232 and $156,937, respectively, of PIK income has been accrued as shown on the Statements of Operations.

Non-accrual: Loans or preferred equity securities are placed on non-accrual status when interest or dividend payments become 90 days or more past due, or when there is reasonable doubt that principal, interest or dividends will be collected. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal, interest, or dividends are paid, and, in management’s judgment are likely to remain current. As of September 30, 2022 the Company had one investment on non-accrual status and as of December 31, 2021 the Company had no investments on non-accrual status.

Dividend Income: Dividend income to be paid in-kind on equity securities is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income paid in cash is recorded on the date declared for portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) interests is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For the three and nine months ended September 30, 2022 and for the period from May 14, 2021 (date of formation) to September 30, 2021, the Company did not receive any return of capital distributions from its equity investments. For the three and nine months ended September 30, 2022, $114,888 and $152,690, respectively, of dividend income has been accrued as shown on the Statements of Operations. As of September 30, 2022 and December 31, 2021, all dividend income has been received. For the three months ended September 30, 2021 and for the period from May 14, 2021 (date of formation) to September 30, 2021, $52,343 and $56,413, respectively, of dividend income has been accrued as shown on the Statements of Operations.

Original Issue Discount: Discounts to par on portfolio securities are accreted into income over the tenor of the instrument. Any remaining discount is accreted into income upon prepayment or redemption of the instrument and the Company then amortizes such amounts using the effective interest method as interest income over the life of the investment. The unamortized discount as of September 30, 2022 and December 31, 2021 was $4,144,001 and $1,995,864, respectively.  The amount of original issue discount amortized for the three and nine months ended September 30, 2022, was $186,345 and $510,878, respectively.  The amount of original issue discount amortized for the three months ended September 30, 2021 and for the period from May 14, 2021 (date of formation) to September 30, 2021 was $36,747 and $64,386, respectively.

Amendment, waiver, and consent fees: In connection with modifying credit agreements with portfolio companies to provide additional operating or borrowing flexibility, the Company may be entitled to amendment, waiver and consent fees to compensate for the potentially enhanced credit risk. Such fees will be recorded as income on the date earned and accrued to the extent the fee is to be compensated in the form of additional principal balance. During the three and nine months ended September 30, 2022, $17,054 of such fees were earned. No such fees were earned for the three months ended September 30, 2021 and for the period from May 14, 2021 (date of formation) to September 30, 2021, respectively.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Financial Statements – (continued)
(Unaudited)

Note 2. Summary of Significant Accounting Policies (continued)

Early repayment and termination fees: Upon the prepayment of a loan or debt security, any unamortized premium or discount or loan origination fees are recorded as interest income. To the extent the Company receives early repayment fees in connection with pre-maturity loan agreement termination, such income will be recorded on the date of prepayment. The Company and its Advisor generally do not structure transactions with a contractual exit fee to be collected upon loan repayment at maturity. For the three and nine months ended September 30, 2022, $189,620 and $240,314 of early repayment fees were earned, respectively, included in other income on the Statements of Operations. No such fees were earned for three months ended September 30, 2021 and for the period from May 14, 2021 (date of formation) to September 30, 2021.

Gains and Losses: Investment transactions are recorded on a trade-date basis. Realized gains or losses on portfolio investments are calculated based upon the difference between the net proceeds from the disposition and the amortized cost basis of the investment, without regard to unrealized gains or losses previously recognized. Realized gains and losses are recorded within net realized gain (loss) on investments on the Statements of Operations. Changes in the fair value of investments from the prior period, as approved by the Board based on fair value recommendations from the Advisor in accordance with the Advisor’s valuation policy, are included within net change in unrealized gain (loss) on investments on the Statements of Operations. For the three months ended September 30, 2022, the Company had no net realized gain (loss) on investments. For the nine months ended September 30, 2022, the Company had $23,917 of net realized gain (loss) on investments as represented on the Statements of Operations. For the three months ended September 30, 2021 and for the period from May 14, 2021 (date of formation) to September 30, 2021, the Company had no net realized gain (loss) on investments as represented on the Statements of Operations.

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

Earnings per Share

In accordance with the provisions of ASC Topic 260 – Earnings per Share, basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. The weighted average shares outstanding utilized in the calculation of earnings per share take into account share issues on the issuance date and the Company’s repurchases of its Common Stock on the repurchase date. See Note 9 for additional information on the Company’s share activity. For the three and nine months ended September 30, 2022, there were no potentially dilutive common shares issued. For the three months ended September 30, 2021 and for the period from May 14, 2021 (date of formation) to September 30, 2021, there were no potentially dilutive common shares issued.

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

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Financial Statements – (continued)
(Unaudited)

Note 2. Summary of Significant Accounting Policies (continued)

Cash Equivalents

Cash equivalents are highly liquid investments with a current maturity of three months or less at the date of acquisition, which may include temporary investments in U.S. Treasury Bills (of varying maturities) or money market funds. There were no cash equivalents outstanding on the Company’s Statements of Assets and Liabilities as of September 30, 2022 and December 31, 2021.

Unamortized Deferred Financing Costs

Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. Deferred financing costs are capitalized as incurred and amortized on a straight line basis to maturity of the Secured Credit Facility (as defined herein). For the three and nine months ended September 30, 2022, the Company had $165,612 and $264,230, respectively, of expensed financing costs included in interest and other financing fees on the Statements of Operations. For the three months ended September 30, 2021 and for the period from May 14, 2021 (date of formation) to September 30, 2021, the Company had $17,532 of expensed financing costs. As of September 30, 2022 and December 31, 2021, the Company had $1,650,619 and $291,219, respectively, of unamortized deferred financing costs as shown in deferred financing cost on the Statements of Assets and Liabilities.

Organization and Offering Costs

Organizational and offering costs are expensed as incurred. These expenses consist primarily of legal fees and other costs incurred with Company’s share offerings, the preparation of the Company’s registration statement, and registration fees. For the three and nine months ended September 30, 2022, the Company had incurred no organizational costs. As of September 30, 2022 and December 31, 2021, no organizational costs remained payable on the Statements of Assets and Liabilities.  For the three and nine months ended September 30, 2022, the Company incurred offering costs in the amount of $50,411 and $223,577, respectively, as shown as a component of the general and administrative fees in the Statements of Operations. For the three months ended September 30, 2021 and for the period from May 14, 2021 (date of formation) to September 30, 2021, the Company had organizational costs in the amount of $210,303 and $272,555, respectively, as reflected in the Statements of Operations, of which $65,476 was payable as of September 30, 2021. As of September 30, 2022 and December 31, 2021, $71,799 and $57,205, respectively, of offering costs incurred were payable and included in other payables on the Statements of Assets and Liabilities.

For the three months ended September 30, 2021 and for the period from May 14, 2021 (date of formation) to September 30, 2021, the Company incurred offering costs in the amount of $22,685 and $34,521, respectively, as shown in General and Administrative Fees in the Statement of Operations, all of which was payable as of September 30, 2021 and included in other payables on the Statements of Assets and Liabilities.

Custodian Fees

The Company has entered into a custody agreement with State Street Bank and Trust Company (the “Custodian”). For the three and nine months ended September 30, 2022, the Company incurred expenses for services provided by the Custodian of $7,562 and $22,438, respectively, which is included in professional fees on the Statements of Operations. For the three months ended September 30, 2021 and for the period from May 14, 2021 (date of formation) to September 30, 2021, the Company incurred expenses for services provided by the Custodian of $7,562 and $11,507, respectively, which is included in professional fees on the Statements of Operations. As of September 30, 2022 and December 31, 2021, $9,007 and $6,569, respectively, remained payable, which is included in professional fees payable on the Statements of Assets and Liabilities.

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

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Financial Statements – (continued)
(Unaudited)

Note 2. Summary of Significant Accounting Policies (continued)

To qualify as a RIC under Subchapter M of the Code, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its Stockholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses. In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. For the three and nine months ended September 30, 2022, the Company did not record a net expense on the Statements of Operations for U.S. federal excise tax. For the three months ended September 30, 2021 and for the period from May 14, 2021 (date of formation) to September 30, 2021, the Company did not record a net expense on the Statements of Operations for U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current period. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company did not record any uncertain income tax positions for the three and nine months ended September 30, 2022. The 2021 tax year remains subject to examination by U.S. federal and state tax authorities.

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

Notes to Financial Statements – (continued)
(Unaudited)

Note 3. Investments

The following tables show the composition of the Company’s investment portfolio, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	September 30, 2022
	Amortized Cost		Fair Value
First Lien Senior Secured Loan	$205,004,979	83.6%	$201,235,860	81.5%
Second Lien Senior Secured Loan	15,473,464	6.3	15,229,278	6.2
Preferred Equity Securities	19,961,097	8.2	22,769,730	9.2
Warrants and Other Equity Securities	2,376,280	1.0	5,509,969	2.2
Fund Investments	2,089,200	0.9	2,211,775	0.9
Total	$244,905,020	100.0%	$246,956,612	100.0%

	December 31, 2021
	Amortized Cost		Fair Value
First Lien Senior Secured Loan	$79,755,546	79.4%	$79,686,882	76.9%
Second Lien Senior Secured Loan	9,581,380	9.5	9,748,549	9.4
Preferred Equity Securities	8,856,138	8.8	10,604,516	10.2
Warrants and Other Equity Securities	2,268,098	2.3	3,600,418	3.5
Total	$100,461,162	100.0%	$103,640,365	100.0%

The following tables show the composition of the Company’s investment portfolio by geographic region, at amortized cost and fair value (with corresponding percentage of total portfolio investments). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business:

	September 30, 2022
	Amortized Cost		Fair Value
Midwest	$57,082,697	23.3%	$56,906,172	23.0%
Northeast	43,954,498	17.9	46,319,858	18.8
South	8,765,863	3.6	8,765,863	3.5
Southeast	55,282,303	22.5	54,953,756	22.4
Southwest	17,267,074	7.1	17,633,597	7.1
West	39,326,201	16.1	38,840,497	15.7
East	23,226,384	9.5	23,536,869	9.5
Total	$244,905,020	100.0%	$246,956,612	100.0%

	December 31, 2021
	Amortized Cost		Fair Value
Midwest	$12,522,150	12.5%	$12,875,181	12.4%
Northeast	18,991,567	18.9	20,274,350	19.6
Southeast	21,298,932	21.2	21,267,640	20.5
Southwest	10,188,992	10.1	10,383,035	10.0
West	26,101,626	26.0	27,466,799	26.5
East	11,357,895	11.3	11,373,360	11.0
Total	$100,461,162	100.0%	$103,640,365	100.0%

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Financial Statements – (continued)
(Unaudited)

Note 3. Investments (continued)

The following tables show the composition of the Company’s investment portfolio by industry, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	September 30, 2022
	Amortized Cost		Fair Value
Aerospace & Defense	$6,274,519	2.5%	$5,793,932	2.3%
Commercial Services & Supplies	10,615,437	4.3	10,739,989	4.3
Construction & Engineering	30,793,992	12.6	29,253,068	11.8
Consumer Finance	3,469,359	1.4	3,862,783	1.6
Diversified Consumer Services	11,851,834	4.8	12,000,399	4.9
Diversified Financials	2,089,200	0.9	2,211,775	0.9
Diversified Telecommunication Services	11,715,412	4.8	13,241,967	5.4
Entertainment	11,222,924	4.6	11,862,003	4.8
Food Products	6,868,855	2.8	7,044,696	2.9
Healthcare Providers & Services	16,071,207	6.6	16,028,566	6.5
Hotels, Restaurants & Leisure	4,942,119	2.0	4,942,119	2.0
Household Durables	4,258,021	1.7	2,548,171	1.0
Household Products	4,053,486	1.7	2,960,714	1.2
IT Services	14,022,192	5.7	14,153,340	5.7
Leisure Products	4,775,948	2.0	4,839,454	2.0
Machinery	5,980,517	2.4	6,399,796	2.6
Media	28,555,691	11.7	30,817,450	12.5
Personal Products	4,510,988	1.8	4,388,791	1.8
Professional Services	32,416,494	13.2	33,313,472	13.5
Road & Rail	14,600,381	6.0	14,600,381	5.9
Software	6,044,415	2.5	6,038,746	2.4
Trading Companies & Distributors	9,772,029	4.0	9,915,000	4.0
Total	$244,905,020	100.0%	$246,956,612	100.0%

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

The inputs used by management in estimating the fair value of Level 3 investments may include valuations and other reporting provided by representatives of the portfolio companies, original transaction prices, recent transactions for identical or similar instruments, and comparisons to fair values of comparable investments, and may include adjustments to reflect illiquidity or non-transferability. The Company has policies with respect to its investments, which may assist the Advisor in assessing the quality of information provided by, or on behalf of, each portfolio investment and in determining whether such information continues to be provided by a reliable source or whether further investigation is necessary. Any such investigation, as applicable, may or may not require the Advisor to forego its normal reliance on the value supplied by, or on behalf of, such portfolio investment and to independently recommend the fair value of the Company’s interest in such portfolio investments for approval by the Board, consistent with the Company’s valuation procedures.

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

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Those estimated values do not necessarily represent the amounts that may be ultimately realized due to the occurrence of future circumstances that cannot be reasonably determined. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for securities categorized in Level 3.

The determination of what constitutes “observable” requires significant judgment by the Company. The Company considers observable data to be market data which is readily available, regularly distributed or updated, reliable and verifiable, not proprietary, which may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement. The categorization of an investment within the hierarchy is based upon the pricing transparency of the investment and observability of prices and inputs may be reduced for many investments. This condition could cause the investment to be reclassified to a lower level within the fair value hierarchy.

The financial statements include portfolio investments at fair value of $246,956,612 and $103,640,365 as of September 30, 2022 and December 31, 2021, respectively. On December 3, 2020, the SEC announced its adoption of Rule 2a-5 under the 1940 Act, which establishes an updated regulatory framework for determining the fair value of assets for which market quotations are not readily available in good faith for purposes of the 1940 Act. The new rule had a compliance date of September 8, 2022 and clarifies how fund boards can satisfy their valuation obligations for such assets and permits boards, subject to board oversight and certain other conditions, to designate certain parties to perform the fair value determinations for such assets. As of the date of this quarterly report on Form 10-Q, the Board has not designated any party to perform the fair valuation determinations for such assets and continues to determine the fair value of such assets in compliance with relevant provisions of the 1940 Act. The Company will continue to review the new rule and its impact on the Company and its valuation policies.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Financial Statements – (continued)
(Unaudited)

Note 4. Fair Value Measurements (continued)

The following tables present fair value measurements of investments, by major class according to the fair value hierarchy.

	Fair Value Measurements
September 30, 2022	Level 1	Level 2	Level 3	Total
First Lien Senior Secured Loan	$-	$-	$201,235,860	$201,235,860
Second Lien Senior Secured Loan	-	-	15,229,278	15,229,278
Preferred Equity Securities	-	-	22,769,730	22,769,730
Warrants and Other Equity Securities	-	-	5,509,969	5,509,969
Fund Investments	-	-	2,211,775	2,211,775
Total Investments	$-	$-	$246,956,612	$246,956,612

	Fair Value Measurements
December 31, 2021	Level 1	Level 2	Level 3	Total
First Lien Senior Secured Loan	$-	$-	$79,686,882	$79,686,882
Second Lien Senior Secured Loan	-	-	9,748,549	9,748,549
Preferred Equity Securities	-	-	10,604,516	10,604,516
Warrants and Other Equity Securities	-	-	3,600,418	3,600,418
Total Investments	$-	$-	$103,640,365	$103,640,365

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

The following tables provide a reconciliation of the beginning and ending balances for investments at fair value that use Level 3 inputs for the three and nine months ended September 30, 2022:

	Investments
	First Lien Senior Secured Loan	Second Lien Senior Secured Loan	Preferred Equity Securities	Warrants and Other Equity Securities	Fund Investments	Total Investments
Balance as of June 30, 2022	$159,480,217	$14,333,808	$20,687,501	$4,606,218	$2,061,838	$201,169,582
Net realized gain (loss) on investments	-	-	-	-	-	-
Net change in unrealized gain (loss) on investments	(2,751,973)	(46,562	686,442	855,570	149,937	(1,106,586)
Purchases of investments and other adjustments to cost (1)	46,751,635	992,929	1,395,787	48,181	-	49,188,532
Proceeds from sales of investments	-	-	-	-	-	-
Proceeds from principal repayments (2)	(2,244,019)	(50,897	-	-	-	(2,294,916)
Balance as of September 30, 2022	$201,235,860	$15,229,278	$22,769,730	$5,509,969	$2,211,775	$246,956,612

(1)	Includes purchases of new investments, premium and discount accretion and amortization and PIK interest.
(2)	Includes change in paydowns receivable from the Statements of Assets and Liabilities

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Financial Statements – (continued)
(Unaudited)

Note 4. Fair Value Measurements (continued)

	Investments
	First Lien Senior Secured Loan	Second Lien Senior Secured Loan	Preferred Equity Securities	Warrants and Other Equity Securities	Fund Investments	Total Investments
Balance as of December 31, 2021	$79,686,882	$9,748,549	$10,604,516	$3,600,418	$-	$103,640,365
Net realized gain on investments	23,917	-	-	-	-	23,917
Net change in unrealized gain (loss) on investments	(3,700,457)	(411,356)	1,060,256	1,801,371	122,575	(1,127,611)
Purchases of investments and other adjustments to cost (1)	135,578,887	6,043,033	11,104,958	108,180	2,089,200	154,924,258
Proceeds from sales of investments	(2,803,043)	-	-	-	-	(2,803,043)
Proceeds from principal repayments (2)	(7,550,326)	(150,948)	-	-	-	(7,701,274)
Balance as of September 30, 2022	$201,235,860	$15,229,278	$22,769,730	$5,509,969	$2,211,775	$246,956,612

(1)	Includes purchases of new investments, premium and discount accretion and amortization and PIK interest.
(2)	Includes paydowns receivable from the Statements of Assets and Liabilities

The following tables provide a reconciliation of the beginning and ending balances for investments at fair value that use Level 3 inputs for the three months ended September 30, 2021 and for the period May 14, 2021 (date of formation) to September 30, 2021:

	Investments
	First Lien Senior Secured Loan	Second Lien Senior Secured Loan	Preferred Equity Securities	Warrants and Other Equity Securities	Total Investments
Balance as of June 30, 2021	$38,150,684	$845,256	$7,591,319	$2,017,448	48,604,707
Net change in unrealized gain (loss) on investments	(805,656)	951,528	587,919	276,892	1,010,683
Purchases of investments and other adjustments to cost (1)	11,877,758	6,945,628	1,637,049	767,609	21,228,044
Proceeds from sales of investments	-	-	-	-	-
Proceeds from principal repayments (2)	(385,369)	(35,755	-	-	(421,124)
Balance as of September 30, 2021	$48,837,417	$8,706,657	$9,816,287	$3,061,949	70,422,310

(1)	Includes purchases of new investments, premium and discount accretion and amortization and PIK interest.
(2)	Includes paydowns receivable from the Statements of Assets and Liabilities

	Investments
	First Lien Senior Secured Loan	Second Lien Senior Secured Loan	Preferred Equity Securities	Warrants and Other Equity Securities	Total Investments
Balance as of May 14, 2021	$32,804,029	$854,681	$7,468,793	$1,737,755	$42,865,258
Net change in unrealized gain (loss) on investments	(1,010,561)	964,893	645,700	20,871	620,903
Purchases of investments and other adjustments to cost (1)	17,812,907	6,946,675	1,701,794	1,303,323	27,764,699
Proceeds from sales of investments	-	-	-	-	-
Proceeds from principal repayments (2)	(768,958)	(59,592)	-	-	(828,550)
Balance as of September 30, 2021	$48,837,417	$8,706,657	$9,816,287	$3,061,949	$70,422,310

(1)	Includes purchases of new investments, premium and discount accretion and amortization and PIK interest.
(2)	Includes paydowns receivable from the Statements of Assets and Liabilities

The net change in unrealized gain (loss) on investments included on the Statements of Operations for the three and nine months ended September 30, 2022, the three months ended September 30, 2021 and for the period from May 14, 2021 (date of formation) to December 31, 2021, attributable to Level 3 investments still held on September 30, 2022, was $(1,106,586), $(1,127,611), $1,010,683 and $620,903, respectively.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Financial Statements – (continued)
(Unaudited)

Note 4. Fair Value Measurements (continued)

Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period which the reclassifications occur. There were no transfers among Levels 1, 2 and 3 during the three and nine months ended September 30, 2022, for the three months ended September 30, 2021 or for the period from May 14, 2021 (date of formation) to December 31, 2021.

Purchases (including accretion, amortization, PIK interest) for the three and nine months ended September 30, 2022 amounted to $49,188,532 and $154,924,258 of fair value, respectively. Purchases (including accretion, amortization, PIK interest) and transfers for the period from May 14, 2021 (date of formation) to December 31, 2021 amounted to $64,171,739 and $42,865,258 of fair value, respectively.

For the nine months ended September 30, 2022, the Company invested (net of original issue discount) $34.9 million in 5 new portfolio companies and $13.9 million in 9 existing portfolio companies as reflected in the Schedule of Investments. For the period ended September 30, 2021, the Company invested (net of original issue discount) $18.5 million in three new portfolio companies and $1.4 million in two existing portfolio companies as reflected in the Schedule of Investments.

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

The table below summarizes the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy as of September 30, 2022.

						Range
	Fair Value	Valuation Technique	Unobservable Input	Weighted Average Mean		Minimum		Maximum
Assets:
First Lien Senior Secured Loan	$155,017,866	Discounted Cash Flow	Market Yields	15.7%		6.5%		24.7%
			EBITDA Multiple	7.51	x	3.50	x	13.00	x
First Lien Senior Secured Loan	9,925,133	Discounted Cash Flow	Market Yields	25.4%		18.4%		32.3%
			Revenue Multiple	1.30	x	0.23	x	3.00	x
First Lien Senior Secured Loan	2,548,171	Enterprise Value Method	Revenue Multiple	1.00	x	0.50	x	1.50	x
First Lien Senior Secured Loan	33,744,690	Recent Transaction	N/A	N/A		N/A		N/A
Second Lien Senior Secured Loan	15,229,278	Discounted Cash Flow	Market Yields	14.1%		13.2%		15.2%
			EBITDA Multiple	6.90	x	6.25	x	7.50	x
Preferred Equity Securities	3,307,391	Enterprise Value Method	Revenue Multiple	0.55	x	0.35	x	0.65	x
			EBITDA Multiple	10.69	x	5.75	x	11.25	x
Preferred Equity Securities	151,155	Enterprise Value Method	Revenue Multiple	0.48	x	0.38	x	0.59	x
Preferred Equity Securities	18,246,668	Enterprise Value Method	EBITDA Multiple	7.52	x	3.50	x	13.00	x
Preferred Equity Securities	1,064,516	Recent Transaction	N/A	N/A		N/A		N/A
Warrants and Other Equity Securities	714	Enterprise Value Method	Revenue Multiple	0.70	x	0.60	x	0.80	x
			EBITDA Multiple	6.00	x	5.50	x	6.50	x
Warrants and Other Equity Securities	2,143,616	Enterprise Value Method	Revenue Multiple	2.46	x	0.23	x	3.00	x
Warrants and Other Equity Securities	3,365,639	Enterprise Value Method	EBITDA Multiple	6.25	x	3.50	x	10.50	x
Fund Investments	2,211,775	Other	N/A	N/A		N/A		N/A
Total Level 3 Assets	$246,956,612

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

An affiliated company is a company in which the Company has an ownership interest of 5% or more of its voting securities. A controlled affiliate company is a company in which the Company has an ownership interest of more than 25% of its voting securities. Please see the Company’s Schedule of Investments for the type of investment, principal amount, interest rate including the spread, and the maturity date. For the three and nine months ended September 30, 2022, the Company had an ownership interest of 5% or more in one company’s voting securities. For the three months ended September 30, 2021 and for the period from May 14, 2021 (date of formation) to December 31, 2021, the Company did not have one ownership interest of 5% or more of any companies’ voting securities.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Financial Statements – (continued)
(Unaudited)

Note 5. Transactions with Affiliated Companies (continued)

Transactions related to the Company’s investments with controlled affiliates for the three and nine months ended September 30, 2022 and for the period from May 14, 2021 (date of formation) to December 31, 2021, were as follows:

September 30, 2022	Equity Ownership Held by the Company	Equity Ownership Held by Star Mountain Affiliate Funds
Issuer:
Arrow Home Health LLC	2.2%	55.5%

PQT Ayaquhs, LLC (dba WWC Global)	6.4%	19.9%

December 31, 2021	Equity Ownership Held by the Company	Equity Ownership Held by Star Mountain Affiliate Funds
Issuer:
Arrow Home Health LLC	2.2%	55.5%

Note 6. Transactions with Related Parties

Star Mountain Lower Middle-Market (Offshore) Ltd. (the “Feeder Fund”) was formed as a Cayman Islands exempted company and commenced operations on August 17, 2021.  The Feeder Fund has been formed to invest all or substantially all of its investable assets in the common stock of the Company. As of September 30, 2022 and December 31, 2021, the Feeder Fund had $12,470,000 and $5,338,000 in capital committed to the Company, respectively, and an ownership percentage in the Company of 6.24% and 3.72%, respectively. As of September 30, 2022, the Feeder Fund had no contributions payable to the Company.

Management Fees

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

Management fees for the three and nine months ended September 30, 2022 were $995,180 and $2,242,172, respectively. For the nine months ended September 30, 2022, Star Mountain Fund Management, LLC elected to voluntarily waive $104,726 of such management fees.  The management fees waived are not recoupable by Star Mountain Fund Management, LLC. For the three months ended September 30, 2021 and for the period from May 14, 2021 (date of formation) to September 30, 2021, the Company incurred Management Fee expenses of $263,221 and $363,761, respectively. There is no guarantee that Star Mountain Fund Management, LLC will waive management fees in the future, and Star Mountain Fund Management, LLC may discontinue or modify any such waivers in the future at its discretion. As of September 30, 2022 and December 31, 2021, $2,172,660 and $757,520 of management fees remained payable, respectively.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Financial Statements – (continued)
(Unaudited)

Note 6. Transactions with Related Parties (continued)

Incentive Fees

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

Incentive fees for the three and nine months ended September 30, 2022 were $578,218 and $1,085,908, respectively. For three months ended September 30, 2021 and for the period from May 14, 2021 (date of formation) to September 30, 2021, the Company incurred incentive fees of $124,180 respectively in each period, which were subsequently waived. For the three and nine months ended September 30, 2022 Star Mountain Fund Management, LLC elected to voluntarily waive $578,218 and $1,311,791 of such incentive fees, respectively. Incentive fees for the period from May 14, 2021 (date of formation) to September 30, 2022 were $1,311,791. The incentive fees waived for the three and nine months ended September 30, 2022 are not recoupable and there is no guarantee that Star Mountain Fund Management, LLC will waive incentive fees in the future, and Star Mountain Fund Management, LLC may discontinue or modify any such waivers in the future at its discretion. As of September 30, 2022 no incentive fees remained payable and as of December 31, 2021, $225,883 remained payable which had subsequently been waived.

Administration Fees

The Company has entered into the Administration Agreement with Star Mountain Fund Management, LLC, under which the Company reimburses the Administrator for its allocable portion of overhead and other expenses, including the costs of furnishing the Company with office facilities and equipment and providing clerical, bookkeeping, record-keeping and other administrative services at such facilities, and the Company’s allocable portion of the cost of the chief financial officer and chief compliance officer and their respective staffs. To the extent that the Administrator outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis, without incremental profit, to the Administrator. For the three and nine months ended September 30, 2022 the Company incurred reimbursement expenses of $24,960 and $177,926 included under General and Administrative fees on the Statements of Operations, respectively. For the three months ended September 30, 2021 and for the period from May 14, 2021 (date of formation) to September 30, 2021 reimbursement expense was $(6,917) and $115,068 as shown under General and Administrative fees on the Statements of Operations, respectively. As of September 30, 2022, $85,683 of reimbursement expense was payable as shown in the Statements of Assets and Liabilities as reimbursement expense payable and as of December 31, 2021 no reimbursement expense was payable.

Directors’ Fees

The Company incurs certain fees and expenses paid to the Company’s independent directors (including expenses and costs related to meetings of the independent directors); for the three and nine months ended September 30, 2022, directors’ expenses were $20,165 and $59,836, as shown on the Statements of Operations, respectively. For the three months ended September 30, 2021 and the period from May 14, 2021 (date of formation) to September 30, 2021 director expense was $20,164 and 30,685, as shown on the Statements of Operations, respectively. As of September 30, 2022 and December 31, 2021, $10,685 and $10,849 of directors’ expenses remained payable, respectively, which is included in professional fees payable as shown on the Statements of Assets and Liabilities.

The Administrator has entered into a sub-administration agreement with SS&C Technologies, Inc. (the “Sub-Administrator”), under which the Sub-Administrator provides various accounting and administrative services to the Company. Administrative services may include maintenance of the Company’s books and records, processing of investor transactions, and calculation of the NAV. For the three and nine months ended September 30, 2022, the Company incurred expenses for services provided by the Sub-Administrator of $117,226 and $245,427, respectively, which is included in professional fees on the Statements of Operations. For three months ended September 30, 2021 and for the period from May 14, 2021 (date of formation) to September 30, 2021 the Company incurred expenses for services provided by the Sub-Administrator of $39,228 and $55,292, respectively, which is included in professional fees on the Statements of Operations. As of September 30, 2022 and December 31, 2021 $45,496 and $7,139 remained payable, respectively, which are included in professional fees payable on the Statements of Assets and Liabilities.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Financial Statements – (continued)
(Unaudited)

Note 7. Borrowings

On July 2, 2021, the Company entered into a Loan and Servicing Agreement (the “Loan Agreement”) with Sterling National Bank (“SNB”), which provides for a $50 million senior secured revolving credit facility (“Secured Credit Facility”). In February 2022, SNB was subsequently acquired by Webster Bank (“Webster”), which took over the relationship with the Company. Webster serves as administrative agent and collateral agent. On January 12, 2022, the Company entered into a second amendment to the Secured Credit Facility to upsize the Secured Credit Facility to $80 million, with Webster committing $50 million ($10 million incremental), Investors Bank committing $15 million ($7.5 million incremental), and Blue Ridge Bank committing $15 million ($7.5 million incremental). On May 6, 2022, the Company entered into an amendment to the Secured Credit Facility to upsize the Secured Credit Facility to $125 million. Forbright Bank and First Foundation Bank joined the Secured Credit Facility with commitments of $17.5 million and $15.0 million, respectively. In conjunction with Forbright Bank and First Foundation Bank being admitted into the Secured Credit Facility, Webster increased its commitment by $12.5 million to $62.5 million. On July 21, 2022 Investors Bank transferred its commitment of $15 million to Apple Bank for Savings. On September 16, 2022, the Company entered into an amendment to the Secured Credit Facility to upsize the Secured Credit Facility to $200 million. In conjunction with this amendment, Mitsubishi HC Capital America, Inc., Woodforest National Bank, and Peapack-Gladstone Bank agreed to become lenders with $20 million, $20 million, and $15 million commitments, respectively, in the Secured Credit Facility. Additionally, Webster increased its commitment by $5 million to $67.5 million, Blue Ridge Bank increased its commitment by $10 million to $25 million and First Foundation Bank increased its commitment by $5 million to $20 million.

Borrowings can be increased to a maximum of $350 million in accordance with the Secured Credit Facility accordion feature terms and conditions and are limited by various advance rates and concentration limits.

As of September 30, 2022, and December 31, 2021, the total fair value of the borrowings outstanding under the Secured Credit Facility was $119,000,000 and $34,000,000, respectively.

Advances under the Secured Credit Facility bear interest at a per annum rate equal to the Prime rate in effect on such day minus 0.35%. Inclusive of syndication, agency, and administrative fees paid to Webster, the total annualized cost of capital is estimated to be 4.25%. The Company will also pay a non-utilization fee on the average daily unused amount of the aggregate commitments until the commitment termination date (as defined in the Loan Agreement). As of September 30, 2022, the total commitments under the Secured Credit Facility were $200 million. Proceeds from borrowings under the Secured Credit Facility may be used to finance certain investments, fulfill payment obligations under the Secured Credit Facility, make distributions/payments permitted by the Loan Agreement. All amounts outstanding under the Secured Credit Facility must be repaid by the fourth anniversary of the initial closing of the Secured Credit Facility. The Company’s obligations to the lenders under the Secured Credit Facility are secured by a first priority security interest in substantially all of the Company’s assets, subject to certain exclusions.

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

On June 22, 2022 the Company entered into a Loan and Security Agreement with East West Bank, which provides for cash or credit advances of up to $25 million (the “Revolving Credit Line”) pursuant to the terms and conditions of the Revolving Credit Line. On September 26, 2022, the Company entered into an amendment with East West Bank, to downsize the Revolving Credit Line to $21 million. All amounts outstanding under the Revolving Credit Line must be repaid by June 22, 2023. As of September 30, 2022, and December 31, 2021, the total fair value of the borrowings outstanding under the Revolving Credit Line was $16,000,000 and $0, respectively.

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

The components of the Company’s interest expense and other debt financing expenses, average outstanding balances and average stated interest rates (i.e. the rate in effect plus spread) were as follows:

	For the three months ended September 30, 2022	For the three months ended September 30, 2021
Interest expense - Secured Credit Facility	$1,321,447	$13,586
Interest expense - Revolving Credit Line	226,872	-
Unused commitment fees	54,776	91,229
Amortization of deferred financing costs	165,612	17,532
Utilization fees	233,252	1,188
Total interest and other debt financing fees	$2,001,959	$123,535
Average debt outstanding	$120,184,783	$1,869,565
Average stated interest rate	5.11%	2.88%

	For the nine months ended September 30, 2022	Period from May 14, 2021 to September 30, 2021
Interest expense - Secured Credit Facility	$2,242,628	$13,586
Interest expense - Revolving Credit Line	236,632	-
Unused commitment fees	152,638	91,229
Amortization of deferred financing costs	264,230	17,532
Utilization fees	348,064	1,188
Total interest and other debt financing fees	$3,244,192	$123,535
Average debt outstanding	$77,025,641	$1,228,571
Average stated interest rate	4.30%	2.88%

The fair value of the borrowings outstanding under the Secured Credit Facility and the Revolving Credit Line are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. Interest expense incurred for the three and nine months ended September 30, 2022, totaled $1,548,319 and $2,479,260, respectively, which is included in interest and other financing fees on the Statements of Operations. Interest expense incurred for the three months ended September 30, 2021 and for the period from May 14, 2021 (date of formation) to September 30, 2021, totaled $13,586, which is included in interest and other financing fees on the Statements of Operations. The unused commitment fees, amortization of deferred financing costs, and utilization fees for the three and nine months ended September 30, 2022, amounted to $453,640 and $764,932, respectively, which is included in interest and other financing fees on the Statements of Operations. The unused commitment fees, amortization of deferred financing costs, and utilization fees for the period from May 14, 2021 (date of formation) to September 30, 2021, amounted to $109,949, which is included in interest and other financing fees on the Statements of Operations. The unused fees payable and interest expense payable as of September 30, 2022, and December 31, 2021, are included in the credit facility interest payable on the Statements of Assets and Liabilities. The utilization fees payable as of September 30, 2022, and December 31, 2021, are included in other payables on the Statements of Assets and Liabilities.

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

The following table sets forth the tax cost basis and the estimated aggregate gross unrealized appreciation and depreciation from investments for federal income tax purposes as of and for the period ended September 30, 2022 and December 31, 2021:

	As of September 30, 2022	As of December 31, 2021
Tax Cost of Investments	$244,887,705	$100,461,162

	As of September 30, 2022	As of December 31, 2021
Unrealized appreciation	$9,736,902	$4,230,974
Unrealized depreciation	(7,667,995)	(1,051,771)
Net unrealized appreciation/(depreciation) from investments	2,068,907	3,179,203

Note 9. Stock Issuances

As of September 30, 2022 and December 31, 2021, the total number of shares of all classes of capital stock that the Company has the authority to issue was 200,000,000 shares of Common Stock, par value $0.001 per share.

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

For the nine months ended September 30, 2022, the Company entered into subscription agreements (collectively, the “Subscription Agreements”) with new investors, providing for the private placement of common shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase common shares up to the amount of their respective capital commitments on an as-needed basis with a minimum of 8 business days’ prior notice. As of September 30, 2022 and December 31, 2021, the Company had received capital commitments totaling $199,683,470 and $143,588,000, respectively.

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

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Financial Statements – (continued)
(Unaudited)

Note 9. Stock Issuances (continued)

Pursuant to a capital drawdown notice to its investors, the Company issued and sold 441,121 shares of the Company’s Common Stock, par value $0.001 per share, on September 12, 2022, for an aggregate offering price of $11,283,885.

As of September 30, 2022 net contributions of $110,207,229 had been made by Stockholders and $89,476,241 remained available to be drawn by the Company.

The following tables summarize the issuance of shares for the three and nine months ended September 30, 2022 and for the period from May 14, 2021 (date of formation) to September 30, 2021:

Date	Price per share	Shares Issued	Proceeds
For the nine months ended September 30, 2022:
March 25, 2022	$25.59	708,935	$18,142,000
April 21, 2022	25.73	446,880	11,448,234
September 12, 2022	25.58	441,121	11,283,885
		1,596,936	$40,874,119

Stock issued in connection with dividend reinvestment plan
January 14, 2022	25.32	24,306	615,437
May 20, 2022	25.64	21,875	560,883
July 29, 2022	25.51	36,141	921,955
		82,322	$2,098,275
Total		1,679,258	$42,972,394

Date	Price per share	Shares Issued	Proceeds
Period from May 14, 2021 to September 30, 2021:
May 14, 2021	$25.00	1,688,601	$42,215,029
June 11, 2021	25.191	629,240	15,851,000
August 17, 2021	25.10	244,608	6,139,651
Total		2,562,449	$64,205,680

Stock issued in connection with dividend reinvestment plan
August 20, 2021	25.07	11,997	300,751
Total		2,574,446	$64,506,431

Note 10. Discretionary Repurchase of Shares of Common Stock and Distributions

Beginning with the quarter ended September 30, 2022, the Company began to conduct quarterly tender offers, at the Board’s discretion, in accordance with the requirements of Rule 13e-4 under the Exchange Act and the 1940 Act, to permit Stockholders to tender their shares of common stock at a specific per share price (“Purchase Price”) based on the Company’s net asset value as of the last date of the quarter in which the tender offer is conducted. The Company intends to conduct each tender offer to repurchase up to 2.5% of the number of shares of common stock outstanding as of the end of the prior quarter in which the tender offer is conducted, subject to numerous restrictions that limit Stockholders’ ability to sell their shares of common stock.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Financial Statements – (continued)
(Unaudited)

Note 10. Discretionary Repurchase of Shares of Common Stock and Distributions (continued)

During the quarter ended September 30, 2022, the Company commenced a tender offer (the “Q3 2022 Tender Offer”) pursuant to which the Company offered to repurchase up to 99,486 shares of common stock for $2,564,753 from the Stockholders at a Purchase Price of $25.78, which represented 2.5% of the Company’s outstanding shares of common stock as of June 30, 2022. Stockholders who tendered shares of common stock in the Q3 2022 Tender Offer received, at the expiration of the Q3 2022 Tender Offer, a non-interest bearing, non-transferable promissory note entitling such Stockholders to an amount in cash equal to the number of shares of common stock accepted for purchase multiplied by the Purchase Price. The Q3 2022 Tender Offer expired on September 23, 2022.

The following table summarizes shares of common stock purchased during the nine months ended September 30, 2022: Quarter Ended Payment Date Shares of Common Stock Dollar Amount September 30, 2022 November 15, 2022 99,486 $2,564,753

Quarter Ended	Payment Date	Shares of Common Stock	Dollar Amount
September 30, 2022	November 15, 2022	99,486	$2,564,753

The Company’s distributions are recorded on the record date. For the nine months ended September 30, 2022 distributions declared to Stockholders totaled $3,455,555, of which $1,972,717 was paid as a cash distribution and $1,482,838 was paid in the form of 58,016 shares of the Company’s common stock issued to existing Stockholders. Distribution payments have been made in accordance with Stockholders DRP payment election as disclosed in Note 2.

The following table summarizes the settlement of distributions declared and recorded as of December 31, 2021 and for the nine months ended September 30, 2022 and the subsequent payment and issuance of those distributions for the nine months ended September 30, 2022:

Date Declared	Record Date	Payment/Issuance Date	Amount Per Share	Amount Paid in Cash	Amount Settled via Newly Issued Shares	Total
Nine months ended September 30, 2022
December 31, 2021	December 31, 2021	January 14, 2022	$0.46	$662,190	$615,437	$1,277,627
May 18, 2022	May 18, 2022	May 20, 2022	0.30	626,388	560,883	1,187,271
June 30, 2022	June 30, 2022	July 29, 2022	0.57	1,346,329	921,955	2,268,284
Total			$1.33	$2,634,907	$2,098,275	$4,733,182

The following table summarizes the settlement of distributions declared and recorded as of September 30, 2021 and the subsequent payment and issuance of those distributions for the period from May 14, 2021 (date of formation) to September 30, 2021:

Date Declared	Record Date	Payment/Issuance Date	Amount Per Share	Amount Paid in Cash	Amount Settled via Newly Issued Shares	Total
Period from May 14, 2021 to September 30, 2021:
August 10, 2021	August 10, 2021	August 20, 2021	$0.13	$568	$300,751	$301,319
Total			$0.13	$568	$300,751	$301,319

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Financial Statements – (continued)
(Unaudited)

Note 11. Commitments, Contingencies, and Risks

Commitments: As of September 30, 2022, the Company had $23,772,273 in outstanding commitments to direct investments and $1,887,375 in outstanding commitments to fund investments.

September 30, 2022	Outstanding Commitments
Direct Investments
PPC Event Services, Inc.	$3,159,041
Rock Gate Capital, LLC (dba 160 Driving Academy)	3,890,543
TCP Acquisition, LLC	10,000,000
The Range NYC, LLC (dba Five Iron Golf)	6,722,689
Total Direct Investments	$23,772,273

Fund Investments
Madryn Select Opportunities, LP	$1,887,375
Total Fund Investments	$1,887,375

Management believes that the Company’s available cash balances provide sufficient funds to cover its unfunded commitments as of September 30, 2022.

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

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Financial Statements – (continued)
(Unaudited)

Note 12. Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2022 and for the period May 14, 2021 (date of formation) to September 30, 2021:

	Nine months ended September 30, 2022	For the period May 14, 2021 to September 30, 2021
Per share data:
Net asset value at beginning of period	$25.26	$25.00
Net investment income (loss) (1)	1.73	0.35
Net realized and unrealized gain (loss) (1)	(0.30)	0.27
Net increase (decrease) in net assets resulting from operations (1)	1.43	0.62
Stockholder distributions (2)	(0.50)	(0.13)
Dividend reinvestment plan distributions (2)	(0.37)	-
Other (3)	(0.04)	-
Net asset value at end of period	$25.78	$25.49
Net assets at end of period	$112,317,046	$65,621,497
Shares outstanding at end of period	4,357,221	2,574,446
Total return (4)	5.55%	1.96%
Ratio/Supplemental data:
Ratio of expenses to average net assets before incentive fees and waivers(5)	10.21%	6.56%
Ratio of expenses to average net assets after incentive fees and before waivers(5)	11.35%	6.56%
Ratio of expenses to average net assets after incentive fees and waivers (5)	9.86%	6.56%
Ratio of net investment income (loss) to average net assets before incentive fees and waivers(5)	8.62%	4.46%
Ratio of net investment income (loss) to average net assets after incentive fees and before waivers(5)	7.47%	4.46%
Ratio of net investment income (loss) to average net assets after incentive fees and waivers(5)	8.97%	4.46%
Portfolio turnover (6)	5.57%	1.17%

(1)	The per share data was derived by using the weighted average shares outstanding during the period presented.
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

(4)	Total return is calculated as the change in NAV per share during the period, divided by the beginning NAV per share and assumes reinvestment of dividends at NAV. Total return is not annualized.
(5)	Ratios are annualized. To the extent incentive fees and waivers are included within the ratio, they are not annualized.
(6)	Ratio is not annualized.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Financial Statements – (continued)
(Unaudited)

13. Subsequent Events

The Company has evaluated subsequent events through November 14, 2022, the date on which the financial statements were issued.

On October 4, 2022 the Company declared a dividend of $0.66 per share with a record date of October 4, 2022 to be paid in the form of cash and shares on November 4, 2022, the distribution payment date. On November 4, 2022 the Company paid a total distribution of $2,875,766, of which $1,630,216 was paid in cash and $1,245,550 in the form of shares.

On October 4, 2022, the Company issued a capital call of $55,697,812.

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

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

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

Management fees for the three and nine months ended September 30, 2022 were $995,180 and $2,242,172, respectively. During the nine months ended September 30, 2022, Star Mountain Fund Management, LLC elected to voluntarily waive $104,726 of such management fees. The management fees waived are not recoupable by Star Mountain Fund Management, LLC.  For the three months ended September 30, 2021 and for the period from May 14, 2021 (date of formation) to September 30, 2021, the Company incurred Management Fee expenses of $263,221 and $363,761, respectively. As of September 30, 2022 and December 31, 2021, $2,172,200 and $757,520 of management fees remained payable, respectively. There is no guarantee that Star Mountain Fund Management, LLC will waive management fees in the future, and Star Mountain Fund Management, LLC may discontinue or modify any such waivers in the future at its discretion.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Incentive fees for the three and nine months ended September 30, 2022 were $578,218 and $1,085,908, respectively. For the three months ended September 30, 2021 and for the period from May 14, 2021 (date of formation) to September 30, 2021, the Company incurred incentive fees of $124,180 and $124,180, respectively, which were subsequently waived. Star Mountain Fund Management, LLC elected to voluntarily waive $578,218 and $1,311,791 of such incentive fees for the three and nine months ended September 30, 2022, respectively. Incentive fees for the period from May 14, 2021 (date of formation) to September 30, 2022 were $1,311,791. The incentive fees waived for the three and nine months ended September 30, 2022 are not recoupable and there is no guarantee that Star Mountain Fund Management, LLC will waive incentive fees in the future, and Star Mountain Fund Management, LLC may discontinue or modify any such waivers in the future at its discretion. As of September 30, 2022 no incentive fees remained payable and as of December 31, 2021, $225,883 remained payable which have subsequently been waived.

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

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Portfolio and Investment Activity:

For the three months ended September 30, 2022, the Company invested (net of original issue discount) $34.9 million in 5 new portfolio companies and $13.9 million in 9 existing portfolio companies as reflected in the Schedule of Investments.

Purchases (including accretion, amortization, PIK interest) for the three and nine months ended September 30, 2022 amounted to $49,188,532 and $154,924,258 of fair value, respectively. Purchases (including accretion, amortization, PIK interest) and transfers for the period from May 14, 2021 (date of formation) to December 31, 2021 amounted to $64,171,739 and $42,865,258 of fair value, respectively.

The Company had $2,294,916 and $7,701,274 in principal repayments for the three and nine months ended September 30, 2022, respectively, of which $6,483,030 was paid in cash as of September 30, 2022 (with the remaining balance as receivable).

As of September 30, 2022 and December 31, 2021, the Company’s investments consisted of the following:

	September 30, 2022		December 31, 2021
Fair Value:
First Lien Senior Secured Loan	$201,235,860	81.5%	$79,686,882	76.9%
Second Lien Senior Secured Loan	15,229,278	6.2	9,748,549	9.4
Preferred Equity Securities	22,769,730	9.2	10,604,516	10.2
Warrants and Other Equity Securities	5,509,969	2.2	3,600,418	3.5
Fund Investments	2,211,775	0.9	-	-
Total	$246,956,612	100.0%	$103,640,365	100.0%

The table below describes investments by industry composition based on fair value as of September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
Fair Value:
Aerospace & Defense	$5,793,932	2.3%	$3,406,449	3.3%
Commercial Services & Supplies	10,739,989	4.3	9,446,485	9.1
Construction & Engineering	29,253,068	11.8	21,566,475	20.9
Consumer Finance	3,862,783	1.6	2,872,016	2.8
Diversified Consumer Services	12,000,399	4.9	4,707,478	4.5
Diversified Financials	2,211,775	0.9	8,835,342	8.5
Diversified Telecommunication Services	13,241,967	5.4	9,903,617	9.6
Entertainment	11,862,003	4.8	1,464,446	1.4
Food Products	7,044,696	2.9	4,229,816	4.1
Healthcare Providers & Services	16,028,566	6.5	3,716,607	3.6
Hotels, Restaurants & Leisure	4,942,119	2.0	-	-
Household Durables	2,548,171	1.0	1,999,150	1.9
Household Products	2,960,714	1.2	4,632,103	4.5
IT Services	14,153,340	5.7	7,094,439	6.8
Leisure Products	4,839,454	2.0	4,590,821	4.4
Machinery	6,399,796	2.6	-	-
Media	30,817,450	12.5	8,029,455	7.7
Personal Products	4,388,791	1.8	1,013,686	1.0
Professional Services	33,313,472	13.5	6,131,980	5.9
Road & Rail	14,600,381	5.9	-	-
Software	6,038,746	2.4	-	-
Trading Companies & Distributors	9,915,000	4.0	-	-
Total	$246,956,612	100.0%	$103,640,365	100.0%

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

The following tables show the distribution of the Company’s investments on the 1 to 5 investment performance risk rating scale as of September 30, 2022:

Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$28,942,821	11.7%
2	187,470,582	76.0
3	27,995,038	11.3
4	-	-
5	2,548,171	1.0
Total	$246,956,612	100.0%

The following tables show the distribution of the Company’s investments on the 1 to 5 investment performance risk rating scale as of December 31, 2021:

Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$-	-%
2	92,427,602	89.2
3	11,212,763	10.8
4	-	-
5	-	-
Total	$103,640,365	100.0%

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Results of Operations:

The following tables represent the operating results for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021 and for the period May 14, 2021 (date of formation) to September 30, 2021:

	For the three months ended September 30, 2022	For the three months ended September 30, 2021
Total investment income	$6,389,840	$1,598,588
Total expenses	4,074,160	1,126,956
Net investment income before fee waivers	2,315,680	471,632
Management fee waiver	-	-
Incentive fee waiver	(578,218)	-
Net investment income after fee waivers	2,893,898	471,632
Net realized gain (loss) on investments	-	-
Net change in unrealized gain (loss) on investments	(1,106,586)	1,010,683
Net increase (decrease) in net assets resulting from operations	$1,787,312	$1,482,315

	For the nine months ended September 30, 2022	Period from May 14, 2021 to September 30, 2021
Total investment income	$13,293,652	$2,294,413
Total expenses	8,292,751	1,498,931
Net investment income before fee waivers	5,000,901	795,482
Management fee waiver	(104,726)	-
Incentive fee waiver	(1,311,791)	-
Net investment income after fee waivers	6,417,418	795,482
Net realized gain (loss) on investments	23,917	-
Net change in unrealized gain (loss) on investments	(1,127,611)	620,903
Net increase (decrease) in net assets resulting from operations	$5,313,724	$1,416,385

Investment Income:

The composition of the Company’s investment income was as follows for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021 and for the period May 14, 2021 (date of formation) to September 30, 2021:

	For the three months ended September 30, 2022	For the three months ended September 30, 2021
Non-controlled/non-affiliate investment income
Interest income	$5,778,321	$1,434,199
PIK interest income	119,128	86,232
Dividend income	114,888	52,343
Other income	206,674
Controlled/affiliate investment income
Interest income	170,829	25,814
Total investment income	$6,389,840	$1,598,588

	For the nine months ended September 30, 2022	For the period May 14, 2021 to September 30, 2021
Non-controlled/non-affiliate investment income
Interest income	$12,315,970	$2,041,073
PIK interest income	348,977	156,937
Dividend income	152,690	56,413
Other income	257,368	-
Controlled/affiliate investment income
Interest income	218,647	39,990
Total investment income	$13,293,652	$2,294,413

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Operating Expenses:

The composition of the Company’s operating expenses was as follows for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021 and for the period May 14, 2021 (date of formation) to September 30, 2021:

	For the three months ended September 30, 2022	For the three months ended September 30, 2021
Interest and other financing fees	$2,001,959	$123,535
Management fees	995,180	263,221
Incentive fees	578,218	124,180
Professional fees	285,537	164,258
General and administrative fees	125,601	22,181
Legal expenses	67,500	199,114
Directors’ expenses	20,165	20,164
Organizational expenses	-	210,303
Expenses	4,074,160	1,126,956
Management fee waiver	-	-
Incentive fee waiver	(578,218)	-
Total Expenses	$3,495,942	$1,126,956

	For the nine months ended September 30, 2022	For the period May 14, 2021 to September 30, 2021
Interest and other financing fees	$3,244,192	$123,535
Management fees	2,242,172	363,761
Incentive fees	1,085,908	124,180
Professional fees	961,601	229,099
General and administrative fees	496,542	156,002
Legal expenses	202,500	199,114
Directors’ expenses	59,836	30,685
Organizational expenses	-	272,555
Expenses	8,292,751	1,498,931
Management fee waiver	(104,726)	-
Incentive fee waiver	(1,311,791)	-
Total Expenses	$6,876,234	$1,498,931

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

To qualify as a RIC under Subchapter M of the Code, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its Stockholders, for each taxable year, at least 90.0% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses. In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98.0% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4.0% nondeductible U.S. federal excise tax on this income. For the three and nine months ended September 30, 2022, the Company did not record a net expense on the statements of operations for U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company did not record any uncertain income tax positions for the period ending September 30, 2022 on the Statements of Assets and Liabilities.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Net Increase (Decrease) in Net Assets Resulting from Operations:

For the three and nine months ended September 30, 2022, the net increase (decrease) in net assets resulting from operations was $1,787,312 and $5,313,724, respectively. Based on the weighted average shares of Common Stock outstanding for the three and nine months ended September 30, 2022, the Company’s per share net increase (decrease) in net assets resulting from operations was $0.44 and $1.43, respectively.

For the three months ended September 30, 2021 and for the period from May 14, 2021 (date of formation) to September 30, 2021, the net increase (decrease) in net assets resulting from operations was $1,482,315 and $1,416,385, respectively. Based on the weighted average shares of Common Stock outstanding for the three months ended September 30, 2021 and for the period from May 14, 2021 (date of formation) to September 30, 2021, the Company’s per share net increase (decrease) in net assets resulting from operations was $0.61 and $0.62, respectively.

Financial Condition, Liquidity and Capital Resources:

The Company will generate cash primarily from the net proceeds generated from private offerings, and from cash flows from fees, interest and dividends earned from investments and principal repayments, proceeds from sales of investments, borrowings under the Company’s Secured Credit Facility and borrowings under the Company’s Revolving Credit Line. The Company’s primary use of funds will be direct credit and equity investments in SMBs, payments of expenses and distributions to holders of the Company’s Common Stock and, to a lesser extent, the Company may invest in limited partnership interests of funds focused on making investments in SMBs. As of September 30, 2022 and December 31, 2021, the Company had approximately $4.4 million in cash on hand and $135.0 million debt outstanding and $2.5 million in cash on hand and $34.0 million in debt outstanding, respectively.

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

Capital Contributions:

For the nine months ended September 30, 2022, the Company entered into subscription agreements (collectively, the “Subscription Agreements”) with new investors, providing for the private placement of common shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase common shares up to the amount of their respective capital commitments on an as-needed basis with a minimum of 8 business days’ prior notice. As of September 30, 2022 and December 31, 2021, the Company had received capital commitments totaling $199.7 million and $143.6 million, respectively.

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

Pursuant to a capital drawdown notice to its investors, the Company issued and sold 441,121 shares of the Company’s Common Stock, par value $0.001 per share, on September 12, 2022, for an aggregate offering price of $11,283,885.

On October 4, 2022, the Company issued a capital call of $55,697,812.

As of September 30, 2022 net contributions of $110,207,229 had been made by Stockholders and $89,476,241 remained available to be drawn by the Company.

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

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

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

Pursuant to a distribution notice to its investors, the Company distributed $0.30 per share, on May 20, 2022, for an aggregate cash distribution of $626,388 to Stockholders that opted-out of the DRP.

Pursuant to a distribution notice to its investors, the Company issued 36,141 shares of the Company’s Common Stock, par value $0.001 per share, on July 29, 2022, for an aggregate offering price of $921,955.

Pursuant to a distribution notice to its investors, the Company distributed $0.57 per share, on July 29, 2022, for an aggregate cash distribution of $1,346,329 to Stockholders that opted-out of the DRP.

Contractual Obligations:

On July 2, 2021, the Company entered into a Loan and Servicing Agreement (the “Loan Agreement”) with Sterling National Bank (“SNB”), which provides for a senior secured revolving credit facility (“Secured Credit Facility”). In February 2022, SNB was subsequently acquired by Webster Bank (“Webster”), which took over the relationship with the Company. Webster serves as administrative agent and collateral agent. On January 12, 2022, the Company entered into a second amendment to the Secured Credit Facility to upsize the Secured Credit Facility to $80 million, with Webster committing $50 million ($10 million incremental), Investors Bank committing $15 million ($7.5 million incremental), and Blue Ridge Bank committing $15 million ($7.5 million incremental). On May 6, 2022, the Company entered into an amendment to the Secured Credit Facility to upsize the Secured Credit Facility to $125 million. Forbright Bank and First Foundation Bank joined the Secured Credit Facility with commitments of $17.5 million and $15.0 million, respectively. In conjunction with Forbright Bank and First Foundation Bank being admitted into the Secured Credit Facility, Webster increased its commitment by $12.5 million to $62.5 million. On July 21, 2022 Investors Bank transferred its commitment of $15 million to Apple Bank for Savings. On September 16, 2022, the Company entered into an amendment to the Secured Credit Facility to upsize the Secured Credit Facility to $200 million. In conjunction with this amendment, Mitsubishi HC Capital America, Inc., Woodforest National Bank, and Peapack-Gladstone Bank agreed to become lenders with $20 million, $20 million, and $15 million commitments, respectively, in the Secured Credit Facility. Additionally, Webster increased its commitment by $5 million to $67.5 million, Blue Ridge Bank increased its commitment by $10 million to $25 million and First Foundation Bank increased its commitment by $5 million to $20 million.

Borrowings can be increased to a maximum of $350 million in accordance with the Secured Credit Facility accordion feature terms and conditions and are limited by various advance rates and concentration limits.

As of September 30, 2022, and December 31, 2021, the total fair value of the borrowings outstanding under the Secured Credit Facility was $119,000,000 and $34,000,000, respectively.

Advances under the Secured Credit Facility bear interest at a per annum rate equal to the Prime rate in effect on such day minus 0.35%. Inclusive of syndication, agency, and administrative fees paid to Webster, the total annualized cost of capital is estimated to be 4.25%. The Company will also pay a non-utilization fee on the average daily unused amount of the aggregate commitments until the commitment termination date (as defined in the Loan Agreement). As of September 30, 2022, the total commitments under the Secured Credit Facility were $200 million. Proceeds from borrowings under the Secured Credit Facility may be used to finance certain investments, fulfill payment obligations under the Secured Credit Facility, make distributions/payments permitted by the Loan Agreement. All amounts outstanding under the Secured Credit Facility must be repaid by the fourth anniversary of the initial closing of the Secured Credit Facility. The Company’s obligations to the lenders under the Secured Credit Facility are secured by a first priority security interest in substantially all of the Company’s assets, subject to certain exclusions.

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

On June 22, 2022 the Company entered into a Loan and Security Agreement with East West Bank, which provides for cash or credit advances of up to $25 million (the “Revolving Credit Line”) pursuant to the terms and conditions of the Revolving Credit Line. On September 26, 2022, the Company entered into an amendment with East West Bank, to downsize the Revolving Credit Line to $21 million. All amounts outstanding under the Revolving Credit Line must be repaid by June 22, 2023. As of September 30, 2022, and December 31, 2021, the total fair value of the borrowings outstanding under the Revolving Credit Line was $16,000,000 and $0, respectively.

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

The fair value of the borrowings outstanding under the Secured Credit Facility and the Revolving Credit Line are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. Interest expense incurred for the three and nine months ended September 30, 2022, totaled $1,548,319 and $2,479,260, respectively, which is included in interest and other financing fees on the Statements of Operations. Interest expense incurred for the three months ended September 30, 2021 and for the period from May 14, 2021 (date of formation) to September 30, 2021, totaled $13,586, which is included in interest and other financing fees on the Statements of Operations. The unused commitment fees, amortization of deferred financing costs, and utilization fees for the three and nine months ended September 30, 2022, amounted to $454,825 and $655,366, respectively, which is included in interest and other financing fees on the Statements of Operations. The unused commitment fees, amortization of deferred financing costs, and utilization fees for the period from May 14, 2021 (date of formation) to September 30, 2021, amounted to $109,949, which is included in interest and other financing fees on the Statements of Operations. The unused fees payable and interest expense payable as of September 30, 2022, and December 31, 2021, are included in the credit facility interest payable on the Statements of Assets and Liabilities. The utilization fees payable as of September 30, 2022, and December 31, 2021, are included in other payables on the Statements of Assets and Liabilities.

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

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

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

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Those estimated values do not necessarily represent the amounts that may be ultimately realized due to the occurrence of future circumstances that cannot be reasonably determined. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for securities categorized in Level 3.

The determination of what constitutes “observable” requires significant judgment by the Company. The Company considers observable data to be market data, which is readily available, regularly distributed or updated, reliable and verifiable, not proprietary, which may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement. The categorization of an investment within the hierarchy is based upon the pricing transparency of the investment and observability of prices and inputs may be reduced for many investments. This condition could cause the investment to be reclassified to a lower level within the fair value hierarchy.

In addition, on December 3, 2020, the SEC announced its adoption of Rule 2a-5 under the 1940 Act, which establishes an updated regulatory framework for determining the fair value of assets for which market quotations are not readily available in good faith for purposes of the 1940 Act. The new rule had a compliance date of September 8, 2022 and clarifies how fund boards can satisfy their valuation obligations for such assets and permits boards, subject to board oversight and certain other conditions, to designate certain parties to perform the fair value determinations for such assets. As of the date of this quarterly report on Form 10-Q, the Board has not designated any party to perform the fair valuation determinations for such assets and continues to determine the fair value of such assets in compliance with relevant provisions of the 1940 Act. The Company will continue to review the new rule and its impact on the Company and its valuation policies.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

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

Assuming that the Statements of Assets and Liabilities as of September 30, 2022, was to remain constant and that we took no actions to alter the Company’s existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change in Interest Rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in net investment income
Down 25 basis points	$(545,021)	$(337,500)	$(207,521)
Up 100 basis points	2,230,020	1,350,000	880,020
Up 200 basis points	4,476,245	2,700,000	1,776,245
Up 300 basis points	6,722,469	4,050,000	2,672,469

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

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2022. It should be noted that any system of controls, regardless of design and execution, can provide only reasonable assurance of achieving the desired control objectives.

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

10.9
Loan and Servicing Agreement, dated as of June 22, 2022 by and among Star Mountain Lower Middle-Market Capital Corp., as borrower, the lenders party thereto and East West Bank, in its capacity as lender

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
Star Mountain Lower Middle-Market Capital Corp.

Date: November 14, 2022:	By	/s/ Brett A. Hickey
	Name:	Brett A. Hickey
	Title:	Chief Executive Officer and President

Date: November 14, 2022	By:	/s/ Christopher J. Gimbert
	Name:	Christopher J. Gimbert
	Title:	Chief Financial Officer