Form 10-K
period 2022-12-31
Star Mountain Lower Middle-Market Capital Corp
filed 2023-03-31
CIK 1786835

The UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2022

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

As of June 30, 2022, there was no established public market for the registrant’s common stock.

As of March 31, 2023, the registrant had 7,482,233, shares of common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to the registrant’s 2023 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the registrant’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

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

Although the Company believes that the assumptions on which these forward-looking statements are based are reasonable, some of those assumptions are based on the work of third parties and any of those assumptions could prove to be inaccurate; as a result, the forward-looking statements based on those assumptions also could prove to be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Annual Report on Form 10-K should not be regarded as a representation by us that the Company’s plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K. Investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report on Form 10-K. The Company does not undertake any obligation to update or revise any forward-looking statements or any other information contained herein, except as required by applicable law. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this Annual Report on Form 10-K because the Company is an investment company.

The following factors are among those that may cause actual results to differ materially from the Company’s forward-looking statements:

•	the Company’s future operating results;

•	increasing interest rates and interest rate volatility, including volatility associated with the decommissioning of London Interbank Offered Rate (“LIBOR”) and the transition to new reference rates;

•	inflation could adversely affect the business, results of operations and financial condition of the Company’s portfolio companies;

•	the Company’s business prospects and the prospects of the Company’s prospective portfolio companies;

•	the impact of increased competition;

•	the Company’s contractual arrangements and relationships with third parties;

•	the dependence of the Company’s future success on the general economy and its impact on the industries in which the Company invests;

•	the ability of the Company’s prospective portfolio companies to achieve their objectives;

•	the relative and absolute performance of the Advisor;

•	the ability of the Advisor and its affiliates to retain talented professionals;

•	the Company’s expected financings and investments;

•	the Company’s ability to pay dividends or make distributions;

•	the adequacy of the Company’s cash resources;

•	risks associated with possible disruptions in the Company’s operations or the economy generally due to war or terrorism or other disruptive geopolitical events domestically and/or globally;

•
the ongoing conflict in Ukraine and Russia, including sanctions and market volatility related to such conflict, may adversely impact the industries and portfolio companies in which the Company invests;

•	the impact of future acquisitions and divestitures;

•	the Company’s regulatory structure as a business development company (“BDC”) and tax status as a regulated investment company (a “RIC”); and

•	future changes in laws or regulations and conditions in the Company’s operating areas.

PART I

Item 1.	Business

(a)	General Development of Business

Star Mountain Lower Middle-Market Capital Corp. (the “Company”) is an externally managed, closed-end management investment company and has elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company’s investment objectives are to generate current income and capital appreciation.

Star Mountain Credit Opportunities Fund, LP (the “Private Fund”) was formed as a Delaware limited partnership on August 7, 2019 to make investments in lower middle-market companies and commenced operations on September 16, 2019. On May 14, 2021, Star Mountain Credit Opportunities Fund, LP converted to Star Mountain Lower Middle-Market Capital Corp., via a filing with the State of Delaware of a Certificate of Conversion to a Corporation (“BDC Conversion”). Following the BDC Conversion, the existing limited partners of the Private Fund became Stockholders of the Company by operation of law, and the value of an investor’s limited partnership interest in the Private Fund was converted into a corresponding number of shares of Common Stock in the Company at a net asset value (“NAV”) per share of $25.00. Net asset value at the time of the BDC Conversion was $42,215,029, which consisted of investments at fair value of $42,865,258, cash of $620,015, carried interest payable of $990,732, organizational cost payable of $413,685, and other receivables and payables, which had a net value of $134,173. The historical cost basis of investments was carried forward during the BDC Conversion.

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

The Company filed an election with the SEC to be treated as a BDC under the 1940 Act. The Company has elected and intends to continue to qualify annually to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a BDC and a RIC, the Company is required to comply with certain regulatory requirements. See “Item 1(b). Description of Business— Regulation as a Business Development Company” and “Item 1(b). Description of Business—Certain U.S. Federal Income Tax Consequences.”

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

Following the BDC Conversion, the Company became a Delaware corporation structured as an externally managed, non-diversified closed-end management investment company. The Company has elected to be treated as a BDC under the 1940 Act. In addition, the Company elected to be treated as a RIC for U.S. federal income tax purposes under Subchapter M of the Code. Investors whose subscriptions for Common Stock are accepted will be admitted as Stockholders in the Company. Following the BDC Conversion, all existing investors became Stockholders of the Company by operation of law, and the value of an investor’s limited partnership interest in the Company was converted into a corresponding number of shares of Common Stock in the Company.

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

The Company’s investments are subject to a number of risks. See “Item 1A. Risk Factors.” The Company utilizes leverage to help the Company meet its investment objectives. Any such leverage, if incurred, would be expected to increase the total capital available for investment by the Company.

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

The Private Offering

The Company has and expects to enter into separate Subscription Agreements with a number of Stockholders for a private offering (the “Private Offering”). Each Stockholder will make a Capital Commitment to purchase shares of our Common Stock pursuant to the Subscription Agreement. Stockholders will be required to make Capital Contributions to purchase shares of the Company’s Common Stock each time the Company delivers a drawdown notice (as further described below). For the year ended December 31, 2022, the Company had four subsequent closes admitting 186 additional Stockholders including upsize for existing Stockholders with a total Capital Commitment of $76,320,470. For the period from May 14, 2021 to December 31, 2021, the Company had three subsequent closes admitting 124 additional Stockholders with a total Capital Commitment of $83,005,950.

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

All current income and realization proceeds will be retained by the Company and be available for re-investment. Distributions will be made to Stockholders at such times and in such amounts as determined by the Company’s Board. In addition, the Company has adopted a dividend re-investment program and each Stockholder will receive dividends in the form of additional shares of the Company’s Common Stock unless they notify the Company that they instead desire to receive cash. If a Stockholder elects to receive dividends in the form of shares, dividend proceeds that otherwise would have been distributed in cash will be retained by the Company for re-investment. Stockholders who elect to receive dividends and other distributions in the form of shares of Common Stock generally are subject to the same U.S. federal tax consequences as Stockholders who elect to receive their distributions in cash; however, such reinvesting investors will not receive cash with which to pay any applicable taxes on re-invested dividends.

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

In addition, on December 3, 2020, the SEC announced its adoption of Rule 2a-5 under the 1940 Act, which establishes an updated regulatory framework for determining the fair value of assets for which market quotations are not readily available in good faith for purposes of the 1940 Act. The new rule had a compliance date of September 8, 2022 and clarifies how fund boards can satisfy their valuation obligations for such assets and permits boards, subject to board oversight and certain other conditions, to designate certain parties to perform the fair value determinations for such assets. As of the date of this annual report on Form 10-K, the Board has not designated any party to perform the fair valuation determinations for such assets and continues to determine the fair value of such assets in compliance with relevant provisions of the 1940 Act. The Board, with the assistance of the Advisor, the Company’s Audit Committee, and independent third-party valuation firm(s) engaged at the direction of the Board, will determine the fair value of the Company’s assets, including such assets that are not publicly traded or whose market prices are not readily available, on at least a quarterly basis, in accordance with the terms of FASB Accounting Standards Codification Topic 820, Fair Value Measurement and Disclosures. The Audit Committee is comprised of the Independent Directors.

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

Repurchases of Shares

Until such time as the Board determines to cause the Company to conduct a Liquidity Event, the Company will remain a privately offered BDC and, in its commercially reasonable judgment, will conduct quarterly repurchases of its shares of Common Stock. Prior to an IPO, and subject to market conditions and the Advisor’s commercially reasonable judgment, the Company intends from time to time to offer to repurchase shares pursuant to written tenders by Stockholders. The Advisor expects that, generally, it will cause the Company to offer to repurchase shares from Stockholders quarterly, with such repurchases to occur as of each March 31, June 30, September 30 and December 31. At the discretion of the Board, the Company commenced a share repurchase program in which the Advisor will, in its commercially reasonable judgment subject to market conditions, cause the Company to offer to repurchase shares from Stockholders on a quarterly basis in an amount not to exceed 2.5% of the Company’s net asset value. Each repurchase offer will generally commence approximately 90 days prior to the applicable quarter end repurchase date or as disclosed in the Company’s tender offer. With respect to any such repurchase offer, Stockholders tendering shares must do so by a date specified in the notice describing the terms of the repurchase offer (the “Notice Period”). The Notice Period shall conclude 5 days prior to the applicable quarter end repurchase date or as disclosed in the Company’s tender offer. Notwithstanding the foregoing, pursuant to the terms of any credit facility the Company enters into, the Company may be prohibited from repurchasing its shares of common stock from its investors during a quarter if, in the prior quarter, repurchase requests from the Company’s investors exceed 10% of the Company’s total Capital Commitments.

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

In light of liquidity constraints associated with the Company’s investments, the Company expects to employ the following repurchase procedures:

•
Each repurchase offer will generally commence approximately 90 days prior to the applicable repurchase date or as disclosed in the Company’s tender offer. A Stockholder choosing to tender shares for repurchase must do so by the applicable deadline, which generally will be five days before the applicable quarter end repurchase date. Stockholders will be informed in each repurchase offer that tendered Shares will be valued at the net asset value per share calculated as of the applicable valuation date. The valuation dates are generally expected to be March 31, June 30, September 30 or December 31. Tenders will be revocable upon written notice to the Company until the end of the Notice Period. Payments will be made to Stockholders within 60 days of the end of the Notice Period.

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

Senior Securities

As a corporation, the Company will be permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to its Common Stock if the Company’s asset coverage, as defined in the 1940 Act, is at least equal to 150% for indebtedness and 150% for preferred equity immediately after each such issuance. On May 14, 2021, shareholders of the Company approved the adoption of the 150% threshold pursuant to Section 61(a)(2) of the Investment Company Act and such election became effective that same day. As of December 31, 2022 and December 31, 2021, the Company's asset coverage for total borrowings and other senior securities was 209% and 306%, respectively. In addition, while any preferred stock or publicly traded debt securities are outstanding, the Company may be prohibited from making distributions to its Stockholders or the repurchasing of such securities or shares unless it meets the applicable asset coverage ratios at the time of the distribution or repurchase. The Company may also borrow amounts up to 5% of the value of its total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see, e.g. “Item 1A. Risk Factors – Borrowing Risk.” The 1940 Act imposes limitations on a BDC’s issuance of preferred shares, which are considered “senior securities” subject to the 150% asset coverage requirement described above. In addition, (i) preferred shares must have the same voting rights as the common Stockholders (one share one vote); and (ii) preferred Stockholders must have the right, as a class, to appoint directors to the board of directors.

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

Anti-Takeover Measures

State corporate law as well as the Company’s certificate of incorporation and bylaws include provisions that could have the effect of limiting the ability of other entities or persons to acquire control of the Company by means of a tender offer, proxy contest or otherwise or to change the composition of the Company’s Board. These provisions discourage certain coercive takeover practices and inadequate takeover bids and to encourage persons seeking to acquire control of the Company to negotiate first with the board of directors. These measures, however, may delay, defer or prevent a transaction or a change in control that might otherwise be in the best interests of the Company’s Stockholders and could have the effect of depriving Stockholders of an opportunity to sell their shares at a premium over prevailing market prices. Such attempts could have the effect of increasing the Company’s expenses and disrupting its normal operation. Until the consummation of an IPO, the Company will continue its investment activities and operations as a privately held BDC whose shares are subject to transfer restrictions. Accordingly, these anti-takeover measures will have limited practical effect until such time as the Company consummates an IPO.

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

THIS SUMMARY DOES NOT DISCUSS ALL OF THE FEDERAL INCOME TAX CONSIDERATIONS THAT MAY BE RELEVANT TO A PARTICULAR INVESTOR OR TO INVESTORS SUBJECT TO SPECIAL TREATMENT AND DOES NOT CONSTITUTE LEGAL OR TAX ADVICE. ACCORDINGLY, PROSPECTIVE INVESTORS SHOULD CONSULT THEIR OWN TAX ADVISORS REGARDING THE SPECIFIC FEDERAL, STATE, LOCAL, ESTATE AND FOREIGN TAX CONSEQUENCES OF INVESTING IN THE COMPANY.

Taxation of RIC Operations Generally. The Company has elected and intends to qualify annually as a RIC for U.S. federal income tax purposes. As a RIC, the Company will be able to deduct qualifying distributions to its Stockholders, so that it is subject to U.S. federal income taxation only in respect of earnings that it retains and does not distribute. In addition, certain distributions made to the Company’s Stockholders may be eligible for look-through tax treatment determined by reference to the earnings from which the distribution is made.

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

The Company is generally expected to distribute substantially all of its earnings on a quarterly basis, though one or both of the considerations described below could result in the deferral of dividend distributions until the end of the fiscal year:

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

Taxation of U.S. Holders

Distributions from the Company’s investment company taxable income (consisting generally of net investment income, net short-term capital gain, and net gains from certain foreign currency transactions) generally will be taxable to U.S. Holders as ordinary income to the extent made out of the Company’s current or accumulated earnings and profits. Distributions generally will not be eligible for the dividends received deduction allowed to corporate Stockholders or for the reduced rates applicable to certain qualified dividend income received by non-corporate Stockholders. Distributions that the Company designates as net capital gain distributions will be taxable to U.S. Holders as long-term capital gain regardless of how long such U.S. Holders have held their shares. Distributions in excess of the Company’s current and accumulated earnings and profits first will reduce a U.S. Holder’s adjusted tax basis in such U.S. Holder’s Common Stock and, after the adjusted tax basis is reduced to zero, will constitute capital gains to such U.S. Holder.

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

Limitations on Deductibility of Certain Losses and Expenses. If the Company is not treated as a “publicly offered regulated investment company” for any calendar year, then a U.S. Holder that is an individual, estate or trust may be subject to limitations on miscellaneous itemized deductions in respect of its share of expenses that the Company incurs, to the extent that the expenses would have been subject to limitations if the holder had incurred them directly. In particular, for taxable years beginning before January 1, 2026, non-corporate shareholders, including individuals, trusts, and estates generally will not be entitled to a deduction for such expenses, and for taxable years beginning after December 31, 2025, these expenses will be deductible to non-corporate taxpayers only to the extent they exceed 2% of such a shareholder’s adjusted gross income for U.S. federal income tax purposes and not deductible for purposes of the alternative minimum tax. In this case, the Company would be required to report the relevant income and expenses, including the Management Fee, on Form 1099-DIV, and affected holders will be required to take into account their allocable share of such income and expenses. There is no assurance that the Company will be treated as a “publicly offered regulated investment company” at all times.

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

Non-U.S. Holders. Subject to the exceptions described below, dividends that the Company pays to a non-U.S. Holder generally will be subject to U.S. withholding tax at a 30% rate unless the holder qualifies for, and complies with the procedures for claiming, an exemption or reduced rate under an applicable income tax treaty, or the holder qualifies, and complies with the procedures for claiming, an exemption by reason of its status as a foreign government-related entity, which will generally be withheld form such dividends

Certain properly reported dividends are generally exempt from withholding of U.S. federal income tax where paid in respect of a RIC’s (i) “qualified net interest income” (generally, its U.S.-source interest income, other than certain contingent interest and interest from obligations of a corporation or partnership in which the RIC or the non-U.S. Stockholder are at least a 10% Stockholder, reduced by expenses that are allocable to such income) or (ii) “qualified short-term capital gains” (generally, the excess of the RIC’s net short-term capital gain, other than short-term capital gains recognized on the disposition of U.S. real property interests, over the RIC’s long-term capital loss), as well as if certain other requirements are satisfied. Nevertheless, no assurance can be given as to whether any of the Company’s distributions will be eligible for this exemption from withholding of U.S. federal income tax or, if eligible, will be reported as such by the Company. Furthermore, in the case of shares of Company stock held through an intermediary, the intermediary may have withheld U.S. federal income tax even if the Company reported the payment as an interest-related dividend or short-term capital gain dividend. Since the Company’s Common Stock is subject to significant transfer restrictions, and an investment in the Company’s Common Stock will generally be illiquid, non-U.S. Stockholders whose distributions on the Company’s Common Stock are subject to withholding of U.S. federal income tax may not be able to transfer their shares of the Company’s Common Stock easily or quickly or at all.

Non-U.S. Holders generally are not subject to U.S. tax on capital gain dividends, any amounts retained by the Company that are designated as undistributed capital gains and capital gains realized on the sale of the Company’s shares or on actual or deemed distributions of the Company’s net capital gains unless such income or gains are effectively connected with the conduct of a U.S. trade or business by the holder and, if an income tax treaty applies, are attributable to a permanent establishment in the United States, or the holder is present in the United States for 183 or more days during the taxable year; and the holder is a former citizen or resident of the United States.

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

FATCA Compliance. Additional requirements will apply to Non-U.S. Holders that are considered for U.S. federal income tax purposes to be foreign financial institutions or non-financial foreign entities, as well as to Non-U.S. Holders that hold their shares through such an institution or entity. In general, an exemption from U.S. withholding tax will be available only if the foreign financial institution has entered into an agreement with the U.S. government, or under certain intergovernmental agreements collects and provides to the U.S. tax authorities information about its accountholders (including certain investors in such institution) and if the non-financial foreign entity has provided the withholding agent with a certification identifying certain of its direct and indirect U.S. owners. Any U.S. taxes withheld pursuant to the aforementioned requirements from distributions paid to affected Non-U.S. Holders who are otherwise eligible for an exemption from, or reduction of, U.S. federal withholding taxes on such distributions may only be reclaimed by such Non-U.S. Holders by timely filing a U.S. tax return with the IRS to claim the benefit of such exemption or reduction.

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
•
Increasing interest rates and interest rate volatility, including volatility associated with the decommissioning of London InterBank Offered Rate (“LIBOR”) and the transition to new reference rates may adversely affect the value of the financial obligations to be held or issued by us.

•	Inflation could adversely affect the business, results of operations and financial condition of the Company’s portfolio companies.
•
Our investment portfolio is and will continue to be recorded at fair value as determined in good faith by our Board of Directors and, as a result, there is and will continue to be uncertainty as to the value of our portfolio investments.

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
•
The ongoing conflict in Ukraine and Russia, including sanctions and market volatility related to such conflict, may adversely impact the industries and portfolio companies in which the Company invests.

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

Risks Related to the Company’s Investments

The interest rates of our loans to our portfolio companies that extend beyond 2023 might be subject to change based on recent regulatory changes, including the discontinuation of LIBOR.

The London Interbank Offered Rate (“LIBOR”) is the basic rate of interest used in lending transactions between banks on the London interbank market and has been widely used as a reference for setting the interest rate on loans globally. In July 2017, the Financial Conduct Authority announced its intention to cease sustaining the LIBOR by the end of 2021. As of January 1, 2023, USD LIBOR is available in five settings (overnight, one-month, three-month, six-month and 12-month). The ICE Benchmark Administration has stated that it will cease to publish all remaining USD LIBOR settings immediately following their publication on June 30, 2023.

In April 2018, the Federal Reserve Bank of New York began publishing its alternative rate, the Secured Overnight Financing Rate (“SOFR”). The Bank of England followed suit in April 2018 by publishing its proposed alternative rate, the Sterling Overnight Index Average (“SONIA”). Each of SOFR and SONIA significantly differ from LIBOR, both in each actual rate and how each rate is calculated, and therefore it is unclear whether and when markets will adopt either of these rates as a widely accepted replacement for LIBOR.

As such, when LIBOR is discontinued, if a replacement rate is not widely agreed upon or if a replacement rate is significantly different from LIBOR, it could cause a disruption in the credit markets generally. Such a disruption could have an adverse impact on the market value of and/or transferability of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. It is not possible to predict the effect of any of these developments, and any future initiatives to regulate, reform or change the manner of administration of LIBOR could result in adverse consequences to the rate of interest payable and receivable on, market value of and market liquidity for LIBOR-based financial instruments.

Most of our new investments are indexed to SOFR; however, we have material contracts that are indexed to LIBOR. Certain contracts have an orderly market transition already in process; however, other contracts, will need to be renegotiated to replace LIBOR with an alternative reference rate. Following the replacement of LIBOR, some or all of our credit agreements with our portfolio companies may bear interest at a lower interest rate, which could have an adverse impact on the value and liquidity of our investment in these portfolio companies and, as a result, on our results of operations.

In addition, the transition from LIBOR to SOFR, SONIA or other alternative reference rates may also introduce operational risks in our accounting, financial reporting, loan servicing, liability management and other aspects of our business.

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

The Transition away from LIBOR and Changes in Interest Rates May Affect Net Investment Income

The Company’s debt investments may be based on floating rates, such as the LIBOR, Secured Overnight Financing Rate (“SOFR”), EURIBOR, the Federal Funds Rate or the Prime Rate. General interest rate fluctuations may have a substantial negative impact on the Company’s investments, the value of its interests and the rate of return on invested capital. The Company’s floating rate investments may be linked to LIBOR and it is unclear how increased regulatory oversight and changes in the method for determining LIBOR may affect the value of the financial obligations to be held by or issued to the Company that are linked to LIBOR, or how such changes could affect the Company’s results of operations or financial condition. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to the Company or on its overall financial condition or results of operations.

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

In recent years, the number of unsecured interbank funding transactions in the LIBOR markets has declined substantially and public and private sector industry initiatives have focused on identifying new or alternative reference rates that could be used in place of IBORs. These initiatives have gained momentum, particularly in light of the announcement in July 2017 by the UK Financial Conduct Authority (“FCA”) that it would no longer use its influence or legal powers to persuade or compel contributing banks to make LIBOR submissions after the end of 2021. On March 5, 2021, the FCA confirmed that all LIBOR settings will either cease to be provided by any administrator or no longer be representative: (a) immediately after December 31, 2021, in the case of Sterling, Euro, Swiss Franc and Japanese Yen LIBOR benchmark settings, and the 1-week and 2-month U.S. Dollar LIBOR benchmark settings; and (b) immediately after June 30, 2023, in the case of the remaining U.S. Dollar LIBOR benchmark settings (the “March 2021 Announcement”).

In the United States, the Alternative Reference Rate Committee (“ARRC”), which is sponsored by the Board of Governors of the Federal Reserve System, has designated the Secured Overnight Financing Rate (“SOFR”) as the best rate to replace U.S. dollar LIBOR as a benchmark rate, and the Federal Reserve Bank of New York began publishing SOFR on April 3, 2018. SOFR is an overnight rate based on trade-level data from various segments of the U.S. Treasury repo market. However, unlike LIBOR, SOFR is a secured (and, accordingly, a more risk-free) rate, and is a “backward-looking” overnight rate (and therefore does not include forward-looking term maturities (such as 1-month, 3-month, and 6-month rates)). On July 29, 2021, the ARRC formally recommended the use of the CME Group’s forward-looking SOFR term rates. The CME Term SOFR reference rates provide forward-looking term rate estimates derived from SOFR, calculated and published for One-Month, Three-Month, Six-Month and Twelve-Month tenors (referred to as Term SOFR). Working groups in other countries for Sterling LIBOR, Euro LIBOR, Yen LIBOR and Swiss LIBOR have also designated alternative reference rates for use in lieu of LIBOR in those currencies.

U.S. dollar LIBOR continues to be published; however, there is no assurance that LIBOR will continue to exist as a representative rate until the date set forth in the March 2021 Announcement, or at any time thereafter. Although some LIBOR benchmark settings may continue until the dates set forth in the March 2021 Announcement and some LIBOR benchmark settings may continue to be available on a synthetic, non-representative basis thereafter, some regulators have prohibited the use of any LIBOR benchmarks in new contracts and have required that regulated entities transition existing contracts to another benchmark prior to the dates set forth in the March 2021 Announcement. Although settings of such LIBOR benchmarks may continue to be available, such prohibitions and requirements may adversely affect the value of the Company’s adjustable rate investments.

Although market participants, together with regulators, are working diligently to construct a viable alternative benchmark rate to LIBOR rates, there is no assurance that appropriate and usable alternative reference rates will be developed, or that there will be sufficient liquidity in the markets using those alternative reference rates. Benchmark-related developments are on-going and fast moving and the potential effects of the move away from LIBOR and other global benchmarks on certain types of investments or products can be difficult to ascertain. There remains uncertainty regarding the future use of LIBOR, the timing of the transition to other benchmarks and the nature of the other benchmarks to be utilized (including any alternative reference rates). Factors to consider include the existing fallback provisions (if any) in relevant contracts and if, how and when other benchmarks (including alternative reference rates) and the related fallbacks are adopted for new and legacy products.

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

Inflation Could Adversely Affect the Business, Results of Operations, and Financial Condition of our Portfolio Companies

Certain of the Company’s portfolio companies are in industries that could be impacted by inflation. If such portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results and impact their ability to pay interest and principal on the Company’s loans, particularly if interest rates rise in response to inflation. In addition, any projected future decreases in the Company’s portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of the Company’s investments could result in future realized or unrealized losses and therefore reduce the Company’s net assets resulting from operations.

Potential for Volatile Markets

The valuations of the Company’s investments can be volatile. In addition, price movements may also be influenced by, among other things, changing supply and demand relationships, interest rates, inflationary pressures, trade, fiscal, monetary and exchange control programs and national and international political and economic events and policies. In addition, governments from time to time intervene in certain markets. Such intervention often is intended directly to influence prices and may cause or contribute to rapid fluctuations in asset prices, which may adversely affect the Company’s returns.

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

Uncertainty as to the Value of Certain Portfolio Investments

The Company expects that many of its Portfolio Investments will take the form of securities that are not publicly traded. The fair value of loans, securities and other investments that are not publicly traded may not be readily determinable, and will be valued at fair value as determined in good faith by the Board, based on, among other considerations, the input of the Advisor, the Company’s Audit Committee and independent third party firm(s) engaged at the direction of the Board. Most, if not all, of the Company’s investments (other than cash and cash equivalents) will be classified as Level 3 assets under Topic 820 of the U.S. Financial Accounting Standards Board’s Accounting Standards Codification, as amended, Fair Value Measurements and Disclosures (“ASC Topic 820”). This means that the Company’s portfolio valuations will be based on unobservable inputs and the Company’s assumptions about how market participants would price the asset or liability in question. The Company expects that inputs into the determination of fair value of Portfolio Investments will require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information. The Company expects to retain the services of one or more independent service providers to review the valuation of these loans and securities. The types of factors that may be taken into account in determining the fair value of investments generally include, as appropriate, comparison to publicly-traded securities including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, determinations of fair value may differ materially from the values that would have been used if a ready market for these loans and securities existed. The Company’s net asset value could be adversely affected if determinations regarding the fair value of the Company’s investments were materially higher than the values that the Company ultimately realizes upon the disposal of such loans and securities. In addition, the method of calculating the Management Fee (and the Incentive Compensation) may result in conflicts of interest between the Advisor, on the one hand, and Stockholders on the other hand, with respect to the valuation of investments.

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

Possibility of the Need to Raise Additional Capital

The Company may need additional capital to fund new investments and grow its portfolio of investments once it has fully invested the net proceeds it has received. Unfavorable economic conditions could increase the Company’s funding costs or limit its access to the capital. A reduction in the availability of new capital could limit the Company’s ability to grow. In addition, the Company will be required to distribute at least 90% of its net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to Stockholders to maintain its qualification as a RIC. As a result, these earnings will not be available to fund new investments. An inability on the Company’s part to access the capital successfully could limit its ability to grow its business and execute its business strategy fully and could decrease its earnings, if any, which would have an adverse effect on the value of its securities.

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

If general interest rates rise, there is a risk that the portfolio companies in which we hold floating rate securities will be unable to pay escalating interest amounts, which could result in a default under their loan documents with us. Rising interest rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. In addition, rising interest rates may increase pressure on us to provide fixed rate loans to our portfolio companies, which could adversely affect our net investment income, as increases in our cost of borrowed funds would not be accompanied by increased interest income from such fixed-rate investments.

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

The success of any hedging transactions the Company may enter into will depend on the Company’s ability to correctly predict movements in currencies and interest rates. Therefore, while the Company may enter into such transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates may result in poorer overall investment performance than if the Company had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, the Company may not seek to (or be able to) establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent the Company from achieving the intended hedge and expose it to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations. For the year ended December 31, 2022 the Company has not engaged in hedging transactions.

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

Public Health Emergencies, Epidemics or Pandemics, Terrorist Attacks, Acts of War, and Natural Disasters may Impact Our Portfolio Companies and Our Adviser and Harm Our Business, Operating Results and Financial Condition

Terrorist acts, acts of war, global health emergencies or natural disasters may disrupt our operations, as well as the operations of the businesses in which we invest. Such acts have created, and continue to create, economic and political uncertainties and have contributed to global economic instability. Future terrorist activities, military or security operations, global health emergencies or natural disasters could further weaken the domestic/global economies and create additional uncertainties, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition. Losses from terrorist attacks, global health emergencies and natural disasters are generally uninsurable.

Political, Social and Economic Uncertainty

U.S. and non-U.S. markets could experience political uncertainty and/or change that subjects investments to heightened risks, including, for instance, risks related to the elections in the U.S., the large-scale invasion of Ukraine by Russia that began in February 2022, or the effect on world leaders and governments of the COVID-19 pandemic. These heightened risks could also include: increased risk of default (by both government and private issuers); greater social, trade, economic and political instability (including the risk of war or terrorist activity); greater governmental involvement in the economy; greater governmental supervision and regulation of the securities markets and market participants resulting in increased expenses related to compliance; greater fluctuations in currency exchange rates; controls or restrictions on foreign investment and/or trade, capital controls and limitations on repatriation of invested capital and on the ability to exchange currencies; inability to purchase and sell investments or otherwise settle security or derivative transactions (i.e., a market freeze); unavailability of currency hedging techniques; and slower clearance.

During times of political uncertainty and/or change, global markets often become more volatile. There could also be a lower level of monitoring and regulation of markets while a country is experiencing political uncertainty and/or change, and the activities of investors in such markets and enforcement of existing regulations could become more limited. Markets experiencing political uncertainty and/or change could have substantial, and in some periods extremely high, rates of inflation for many years. Inflation and rapid fluctuations in inflation rates typically have negative effects on such countries’ economies and markets. Tax laws could change materially, and any changes in tax laws could have an unpredictable effect on us, our investments and our investors. There can be no assurance that political changes will not cause us or our investors to suffer losses.

It is impossible to predict the precise nature and consequences of these events, or of any political or policy decisions and regulatory changes occasioned by emerging events or uncertainty on applicable laws or regulations that impact the Company and its Portfolio Investments. In many instances, the impact will be adverse and profound.

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

Item 4.	Mine Safety Disclosures

Not applicable.
PART II

Item 5.	Market for Registrant’s Common Equity Related Stockholder Matters and Issuer Purchase of Equity Securities

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

Holders

As of December 31, 2022 and December 31, 2021, there were 310 and 124 Stockholders of the Company, respectively.

Valuation of Investments

Debt and equity securities that are not publicly traded or whose market prices are not readily available are valued at fair value, subject at all times to the oversight and approval of the Company’s Board. Such determination of fair values are based on, among other considerations, the input of the Advisor, the Company’s Audit Committee and independent third party firm(s) engaged at the direction of the Board, and may involve subjective judgments and estimates. With respect to unquoted securities, the Advisor, together with independent valuation advisors, and subject at all times to the oversight and approval of the Company’s Board, values each investment considering, among other measures, discounted cash flow models, comparisons of financial ratios of peer companies that are public and other factors. The Company retains one or more independent providers of financial advisory services to assist the Advisor and the Board by performing certain third-party valuation services. The Company may appoint additional or different third-party valuation firms in the future.

When an external event such as a purchase transaction, public offering or subsequent equity sale occurs with respect to a fair-valued portfolio company or comparable company, the Company’s Board will use the pricing indicated by the external event to corroborate and/or assist the Company in the valuation of such portfolio company. Because there are not readily available market quotations for many of the investments in its portfolio, the Company values many of its investments at fair value as determined in good faith by the Board using a documented valuation policy and a consistently applied valuation process. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may differ significantly from the values that would have been used had readily available market quotations existed for such investments, and the differences could be material.

On a quarterly basis, with respect to investments for which market quotations are not readily available, the Advisor will undertake a multi-step valuation process each quarter, as described below:

•	Securities for which no such market prices are available or reliable will be preliminarily valued at such value as the Advisor may reasonably determine, which may include third-party valuations;

•	The Audit Committee of the Board will then review these preliminary valuations;

•
At least once annually, the valuation for each investment that constitutes a material portion of the Company’s portfolio and that does not have a readily available market quotation will be reviewed by an independent valuation firm; and

•
The Board will then discuss valuations and determine the fair value of each investment in the Company’s portfolio in good faith, based on the input of the Advisor, the respective independent valuation firms and the Audit Committee.

All values assigned to securities and other assets by the Board will be binding on all Company Stockholders. When pricing of the Company’s shares is necessary outside of the normal quarterly process, the Advisor among other things, reviews whether, to its knowledge, significant events have occurred since the last quarterly valuation which might affect the fair value of any of the Company’s portfolio securities.

Distributions

The Company generally intends to make quarterly distributions to its Stockholders out of assets legally available for distribution. Quarterly distributions, if any, will be determined by the Board.

All current income and realization proceeds are retained by the Company and are available for re-investment. Distributions will be made to Stockholders at such times and in such amounts as determined by the Company’s Board. In addition, the Company has adopted a dividend re-investment program and each Stockholder will receive dividends in the form of additional shares of the Company’s Common Stock unless they notify the Company that they instead desire to receive cash. If a Stockholder elects to receive dividends in the form of shares, dividend proceeds that otherwise would have been distributed in cash will be retained by the Company for re-investment. Stockholders who elect to receive dividends and other distributions in the form of shares of Common Stock generally are subject to the same U.S. federal tax consequences as Stockholders who elect to receive their distributions in cash; however, such reinvesting investors will not receive cash with which to pay any applicable taxes on re-invested dividends.

Unregistered Sales of Equity Securities

Except as previously reported by the Company on its current reports on Form 8-K, the Company did not sell any securities during the period covered by this Annual Report that were not registered under the Securities Act.

Issuer Purchases of Equity Securities

The following table sets forth information regarding repurchases of the Company’s common stock for the three months ended December 31, 2022.

	Total Number of Shares Purchased	Average Price per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
October 1, 2022 - October 31, 2022	-	-	-
November 1, 2022 - November 30, 2022	99,486.137	$25.78	99,486.137
December 1, 2022 - December 31, 2022	-	-	-

Total	99,486.137	$25.78	99,486.137

ITEM 6.	[Reserved]

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Operating and Regulatory Structure:

The Company’s investment activities are managed by Star Mountain Fund Management, LLC and supervised by the Board, a majority of whom are independent. Under the Investment Advisory Agreement, the Company pays Star Mountain Fund Management, LLC a quarterly management fee based on the Company’s average gross assets (excluding cash or cash equivalents but including assets purchased with borrowed amounts) as of the end of each of the two most recently completed calendar quarters as well as incentive fees based on the Company’s performance.

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

Board Approval of the Investment Advisory Agreement:

The Investment Advisory Agreement was initially approved by the Board at a meeting of the Board called, in part, for such purpose, on February 24, 2021. The Board, including a majority of the directors that are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act, approved the renewal of the Investment Advisory Agreement on February 23, 2023. Such approvals were made in accordance with, and on the basis of an evaluation satisfactory to the Board as required by, Section 15(c) of the 1940 Act and applicable rules and regulations thereunder, including a consideration of, among other factors, (i) the nature, quality and extent of the advisory and other services to be provided under the agreement, (ii) the investment performance of the personnel who manage investment portfolios with objectives similar to the Company’s, (iii) comparative data with respect to advisory fees or similar expenses paid by other BDCs with similar investment objectives and (iv) information about the services to be performed and the personnel performing such services under the agreement.

Net Gain (Loss)

We recognize realized gains or losses on investments based on the difference between the net proceeds from the disposition and the cost basis of the investment without regard to unrealized gains or losses previously recognized. We record current period changes in fair value of investments within net change in unrealized gain (loss) on the statements of operations.

Portfolio and Investment Activity:

For the year ended December 31, 2022, the Company invested (net of original issue discount) $150,843,665 in 22 new portfolio companies and $66,668,982 in sixteen existing portfolio companies as reflected in the Schedule of Investments. For the period ended December 31, 2021, the Company invested (net of original issue discount) $50,487,790 in ten new portfolio companies and $13,332,543 in sixteen existing portfolio companies as reflected in the Schedule of Investments.

The Company had $10,570,051 in principal repayments for the year ended December 31, 2022, of which $10,026,750 was received in cash as of December 31, 2022 (with the remaining balance as the change in receivable from December 31, 2021). The Company had $2,860,756 in principal repayments for the period from May 14, 2021 (the commencement of operations) to December 31, 2021, of which $2,559,788 was received in cash as of December 31, 2021 (with the remaining balance as receivable).

As of December 31, 2022 and December 31, 2021, the Company’s investments consisted of the following:

	December 31, 2022		December 31, 2021
Fair Value:
First Lien Senior Secured Loan	$260,982,122	86.10%	$79,686,882	76.90%
Second Lien Senior Secured Loan	6,250,270	2.10	9,748,549	9.40
Preferred Equity Securities	27,088,732	8.90	10,604,516	10.20
Warrants and Other Equity Securities	5,829,429	1.90	3,600,418	3.50
Fund Investments	3,045,128	1.00	-	-
Total	$303,195,681	100.00%	$103,640,365	100.00%

The table below describes investments by industry composition based on fair value as of December 31, 2022 and December 31, 2021:

	December 31, 2022		December 31, 2021
Fair Value:
Aerospace & Defense	$5,877,696	1.80%	$3,406,449	3.30%
Commercial Services & Supplies	10,629,012	3.50	9,446,485	9.10
Construction & Engineering	36,895,770	12.20	21,566,475	20.90
Consumer Finance	3,836,822	1.30	2,872,016	2.80
Distributors	14,383,702	4.70	-	-
Diversified Consumer Services	14,502,291	4.80	4,707,478	4.50
Diversified Financials	3,045,128	1.00	-	-
Diversified Telecommunication Services	17,241,546	5.70	8,835,342	8.50
Electrical Equipment	9,836,785	3.20	-	-
Entertainment	19,165,339	6.30	9,903,617	9.60
Food Products	6,953,360	2.30	-	-
Healthcare Providers & Services	15,185,883	5.00	1,464,446	1.40
Hotels, Restaurants & Leisure	4,919,446	1.60	-	-
Household Durables	2,586,687	0.90	4,229,816	4.10
Household Products	4,073,972	1.30	3,716,607	3.60
IT Services	14,001,990	4.60	1,999,150	1.90
Leisure Products	4,793,707	1.60	4,632,103	4.50
Machinery	6,635,785	2.20	-	-
Media	25,659,236	8.50	7,094,439	6.80
Personal Products	4,335,304	1.40	4,590,821	4.40
Professional Services	34,425,860	11.40	8,029,455	7.70
Road & Rail	14,752,716	4.90	1,013,686	1.00
Software	5,961,468	2.00	6,131,980	5.90
Specialty Retail	6,318,303	2.10	-	-
Trading Companies & Distributors	17,177,873	5.70	-	-
Total	$303,195,681	100.00%	$103,640,365	100.00%

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

The following table shows the distribution of the Company’s investments on the 1 to 5 investment performance risk rating scale as of December 31, 2022 and December 31, 2021:

	December 31, 2022		December 31, 2021
Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments	Investments at Fair Value	Percentage of Total Investments
1	$24,011,980	7.90%	$-	-%
2	230,159,492	75.90	92,427,602	89.20
3	39,811,785	13.10	11,212,763	10.80
4	6,625,737	2.20	-	-
5	2,586,687	0.90	-	-
Total	$303,195,681	100.00%	$103,640,365	100.00%

Results of Operations:

The following table represents the operating results for the year ended December 31, 2022 and for the period May 14, 2021 to December 31, 2021:

	For the year ended December 31, 2022	For the period May 14, 2021* to December 31, 2021
Total investment income	$21,975,603	$4,499,992
Total expenses	13,673,237	2,493,580
Net investment income before fee waivers	8,302,366	2,006,412
Management fee waiver	279,725	-
Incentive fee waiver	2,185,968	-
Net investment income after fee waivers	10,768,059	2,006,412
Net realized gain (loss) on investments	43,607	240,492
Net change in unrealized gain (loss) on investments	(817,733)	67,642
Net increase (decrease) in net assets resulting from operations	$9,993,933	$2,314,546

Investment Income:

The composition of the Company’s investment income was as follows for the year ended December 31, 2022 and for the period from May 14, 2021 to December 31, 2021:

	For the year ended December 31, 2022	For the period May 14, 2021* to December 31, 2021
Non-controlled/non-affiliate investment income
Interest income	$20,937,595	$4,091,514
PIK interest income	495,426	249,427
Dividend income	181,458	94,628
Other income	257,368	-
Controlled/affiliate investment income
Interest income	103,756	64,423
Total investment income	$21,975,603	$4,499,992

Operating Expenses:

The composition of the Company’s operating expenses was as follows for the year ended December 31, 2022 and for the period from May 14, 2021 to December 31, 2021:

	For the year ended December 31, 2022	For the period May 14, 2021* to December 31, 2021
Interest and other financing fees	$5,798,315	$325,901
Management fees	3,467,163	757,520
Incentive fees	1,960,085	225,883
Professional fees	1,356,001	387,308
General and administrative fees	609,391	206,855
Legal expenses	393,131	266,709
Directors' expenses	89,151	50,849
Organizational expenses	-	272,555
Expenses	13,673,237	2,493,580
Management fee waiver	(279,725)	-
Incentive fee waiver	(2,185,968)	-
Total Expenses	$11,207,544	$2,493,580

Income Taxes, Including Excise Tax:

The Company has elected to be regulated as a BDC under the 1940 Act. The Company has also elected to be treated as a RIC under Subchapter M of the Code and intends to qualify annually as a RIC.  As long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its Stockholders.  Rather, any tax liability related to income earned by the Company represents obligations of the Company’s Stockholders and will not be reflected in the financial statements of the Company.

To qualify as a RIC under Subchapter M of the Code, the Company must, among other things, meet certain source-of-income and asset diversification requirements.  In addition, to qualify for RIC tax treatment, the Company must distribute to its Stockholders, for each taxable year, at least 90.0% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses.  In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98.0% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one year period ending October 31 in that calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years.  The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4.0% nondeductible U.S. federal excise tax on this income. For the for the year ended December 31, 2022 and for the period from May 14, 2021 to December 31, 2021, the Company did not record a net expense on the Statements of Operations for U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”).  ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year.  It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense.  The Company did not record any uncertain income tax positions for the year ended December 31, 2022 and for the period ending December 31, 2021 on the Statements of Assets and Liabilities.

Net Increase (Decrease) in Net Assets Resulting from Operations:

For the year ended December 31, 2022 and for the period from May 14, 2021 to December 31, 2021, the net increase (decrease) in net assets resulting from operations was $9,993,933 and $2,314,546, respectively. Based on the weighted average shares of Common Stock outstanding for the year ended December 31, 2022 and for the period from May 14, 2021 to December 31, 2021, the Company’s per share net increase (decrease) in net assets resulting from operations was $2.29 and $0.92, respectively.

Financial Condition, Liquidity and Capital Resources:

The Company will generate cash primarily from the net proceeds generated from private offerings, and from cash flows from fees, interest and dividends earned from investments and principal repayments, proceeds from sales of investments and borrowings under the Company’s Secured Credit Facility. The Company’s primary use of funds will be direct credit and equity investments in SMBs, payments of expenses and distributions to holders of the Company’s Common Stock and, to a lesser extent, the Company may invest in limited partnership interests of funds focused on making investments in SMBs. As of December 31, 2022 and December 31, 2021, the Company had approximately $19.0 million and $2.5 million, respectively, in cash on deposit with financial institutions and $153.0 million and $34.0 million, respectively, in debt outstanding.

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

Capital Contributions:

For the year ended December 31, 2022 and for the period from May 14, 2021 to December 31, 2021, the Company entered into subscription agreements (collectively, the “Subscription Agreements”) with new investors, providing for the private placement of common shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase common shares up to the amount of their respective capital commitments on an as-needed basis with a minimum of 8 business days’ prior notice. As of December 31, 2022 and December 31, 2021, the Company had received capital commitments totaling $219.9 million and $143.6 million, respectively.

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

Pursuant to a capital drawdown notice to its investors, the Company issued and sold 740,397 shares of the Company’s Common Stock, par value $0.001 per share, on November 4, 2021, for an aggregate offering price of $19,161,474.

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

Pursuant to a capital drawdown notice to its investors, the Company issued and sold 2,186,113 shares of the Company’s Common Stock, par value $0.001 per share, on November 22, 2022, for an aggregate offering price of $55,199,312.

As of December 31, 2022, net contributions of $165,406,541 had been made by Stockholders and $54,501,929 remained available to be drawn by the Company.

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

Pursuant to a distribution notice to its investors, the Company issued 49,214 shares of the Company’s Common Stock, par value $0.001 per share, on November 4, 2022, for an aggregate offering price of $1,247,052.

Pursuant to a distribution notice to its investors, the Company distributed $0.66 per share, on November 4, 2022, for an aggregate cash distribution of $1,628,714 to Stockholders that opted-out of the DRP.

Pursuant to a distribution notice to its investors issued on December 31, 2022, 86,086 shares of the Company’s Common Stock, par value $0.001 per share are to be issued, for an aggregate offering price of $2,181,430.

Pursuant to a distribution notice to its investors issued on December 31, 2022, the Company distributed $0.66 per share, on January 19, 2023, for an aggregate cash distribution of $2,169,650 to Stockholders that opted-out of the DRP.

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

On July 2, 2021, the Company entered into a Loan and Servicing Agreement (the “Loan Agreement”) with Sterling National Bank (“SNB”), which provides for a $55 million senior secured revolving credit facility (“Secured Credit Facility”). In February 2022, SNB was subsequently acquired by Webster Bank (“Webster”), which took over the relationship with the Company. On January 12, 2022, the Company entered into a second amendment to the Secured Credit Facility to upsize the Secured Credit Facility to $80 million. On May 6, 2022, the Company entered into an amendment to the Secured Credit Facility to upsize the Secured Credit Facility to $125 million. On September 16, 2022, the Company entered into an amendment to the Secured Credit Facility to upsize the Secured Credit Facility to $200 million.

As of December 31, 2022, the Secured Credit Facility commitment amounts were as follows:

Secured Credit Facility Lender	Commitment
Webster Bank	$67,500,000
Blue Ridge Bank	25,000,000
First Foundation Bank	20,000,000
Mitsubishi HC Capital America, Inc.	20,000,000
Woodforest National Bank	20,000,000
Forbright Bank	17,500,000
Apple Bank	15,000,000
Peapack-Gladstone Bank	15,000,000
Total Commitment	$200,000,000

Borrowings can be increased to a maximum of $350 million in accordance with the Secured Credit Facility accordion feature terms and conditions and are limited by various advance rates and concentration limits.

As of December 31, 2022 and December 31, 2021, the total fair value of the borrowings outstanding under the Secured Credit Facility was  $145,000,000 and $34,000,000, respectively.

Advances under the Secured Credit Facility bear interest at a per annum rate equal to the Prime rate in effect on such day minus 0.35%. Inclusive of syndication, agency, and administrative fees paid to Webster, the total annualized cost of capital is estimated to be 8.0%. The Company will also pay a non-utilization fee on the average daily unused amount of the aggregate commitments until the commitment termination date (as defined in the Loan Agreement). As of December 31, 2022, the total commitments under the Secured Credit Facility were $200 million. Proceeds from borrowings under the Secured Credit Facility may be used to finance certain investments, fulfill payment obligations under the Secured Credit Facility, make distributions/payments permitted by the Loan Agreement. All amounts outstanding under the Secured Credit Facility must be repaid by the fourth anniversary of the initial closing of the Secured Credit Facility. The Company’s obligations to the lenders under the Secured Credit Facility are secured by a first priority security interest in substantially all of the Company’s assets, subject to certain exclusions.

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

On June 22, 2022 the Company entered into a Loan and Security Agreement with East West Bank, which provides for cash or credit advances of up to $25 million (the “Revolving Credit Line”) pursuant to the terms and conditions of the Revolving Credit Line. On September 26, 2022, the Company entered into an amendment with East West Bank, to downsize the Revolving Credit Line to $21 million. All amounts outstanding under the Revolving Credit Line must be repaid by June 22, 2023. As of December 31, 2022 and December 31, 2021, the total fair value of the borrowings outstanding under the Revolving Credit Line was $8,000,000 and $0, respectively.

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

The fair value of the borrowings outstanding under the Secured Credit Facility and the Revolving Credit Line are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. Interest expense incurred for the year ended December 31, 2022 and for the period from May 14, 2021 to December 31, 2021, totaled $4,655,479 and $129,638, respectively, which is included in interest and other financing fees on the Statements of Operations. The unused commitment fees, amortization of deferred financing costs, and utilization fees for the year ended December 31, 2022 and for the period from May 14, 2021 to December 31, 2021, amounted to $1,142,836 and $196,263, respectively, which is included in interest and other financing fees on the Statements of Operations. The unused fees payable and interest expense payable as of December 31, 2022, and December 31, 2021, are included in the credit facility interest payable on the Statements of Assets and Liabilities. The utilization fees payable as of December 31, 2022 and December 31, 2021, are included in other payables on the Statements of Assets and Liabilities.

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

Valuation of Portfolio Investments:

Investments for which market quotations are readily available are typically valued at those market quotations. To validate market quotations, the Company utilizes a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available are valued quarterly at fair value as determined in good faith by the Board, based on, among other considerations, the input of the Advisor, the Company’s Audit Committee and an independent third-party valuation firm, engaged at the direction of the Board.

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

In addition, on December 3, 2020, the SEC announced its adoption of Rule 2a-5 under the 1940 Act, which establishes an updated regulatory framework for determining the fair value of assets for which market quotations are not readily available in good faith for purposes of the 1940 Act. The new rule had a compliance date of September 8, 2022 and clarifies how fund boards can satisfy their valuation obligations for such assets and permits boards, subject to board oversight and certain other conditions, to designate certain parties to perform the fair value determinations for such assets. As of the date of this annual report on Form 10-K, the Board has not designated any party to perform the fair valuation determinations for such assets and continues to determine the fair value of such assets in compliance with relevant provisions of the 1940 Act. The Board, with the assistance of the Advisor, the Company’s Audit Committee, and independent third-party valuation firm(s) engaged at the direction of the Board, will determine the fair value of the Company’s assets, including such assets that are not publicly traded or whose market prices are not readily available, on at least a quarterly basis, in accordance with the terms of ASC Topic 820, Fair Value Measurement and Disclosures. The Audit Committee is comprised of the Independent Directors.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to financial market risks, including changes in interest rates. The Company invests primarily in illiquid debt securities of private companies. Most of the Company’s investments do not have a readily available market price, and the Company values these investments at fair value as determined in good faith by the Board, based on, among other considerations, the input of the Advisor, the Company’s Audit Committee and an independent third-party valuation firm, engaged at the direction of the Board in accordance with the Company’s valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each Portfolio Investment while employing a consistently applied valuation process for the types of investments the Company makes.

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

In recent years, the number of unsecured interbank funding transactions in the LIBOR markets has declined substantially and public and private sector industry initiatives have focused on identifying new or alternative reference rates that could be used in place of IBORs. These initiatives have gained momentum, particularly in light of the announcement in July 2017 by the UK Financial Conduct Authority (“FCA”) that it would no longer use its influence or legal powers to persuade or compel contributing banks to make LIBOR submissions after the end of 2021. On March 5, 2021, the FCA confirmed that all LIBOR settings will either cease to be provided by any administrator or no longer be representative: (a) immediately after December 31, 2021, in the case of Sterling, Euro, Swiss Franc and Japanese Yen LIBOR benchmark settings, and the 1-week and 2-month U.S. Dollar LIBOR benchmark settings; and (b) immediately after June 30, 2023, in the case of the remaining U.S. Dollar LIBOR benchmark settings (the “March 2021 Announcement”).

In the United States, the Alternative Reference Rate Committee (“ARRC”), which is sponsored by the Board of Governors of the Federal Reserve System, has designated the Secured Overnight Financing Rate (“SOFR”) as the best rate to replace U.S. dollar LIBOR as a benchmark rate, and the Federal Reserve Bank of New York began publishing SOFR on April 3, 2018. SOFR is an overnight rate based on trade-level data from various segments of the U.S. Treasury repo market. However, unlike LIBOR, SOFR is a secured (and, accordingly, a more risk-free) rate, and is a “backward-looking” overnight rate (and therefore does not include forward-looking term maturities (such as 1-month, 3-month, and 6-month rates)). On July 29, 2021, the ARRC formally recommended the use of the CME Group’s forward-looking SOFR term rates. The CME Term SOFR reference rates provide forward-looking term rate estimates derived from SOFR, calculated and published for One-Month, Three-Month, Six-Month and Twelve-Month tenors (referred to as Term SOFR). Working groups in other countries for Sterling LIBOR, Euro LIBOR, Yen LIBOR and Swiss LIBOR have also designated alternative reference rates for use in lieu of LIBOR in those currencies.

U.S. dollar LIBOR continues to be published; however, there is no assurance that LIBOR will continue to exist as a representative rate until the date set forth in the March 2021 Announcement, or at any time thereafter. Although some LIBOR benchmark settings may continue until the dates set forth in the March 2021 Announcement and some LIBOR benchmark settings may continue to be available on a synthetic, non-representative basis thereafter, some regulators have prohibited the use of any LIBOR benchmarks in new contracts and have required that regulated entities transition existing contracts to another benchmark prior to the dates set forth in the March 2021 Announcement. Although settings of such LIBOR benchmarks may continue to be available, such prohibitions and requirements may adversely affect the value of the Company’s adjustable rate investments.

Although market participants, together with regulators, are working diligently to construct a viable alternative benchmark rate to LIBOR rates, there is no assurance that appropriate and usable alternative reference rates will be developed, or that there will be sufficient liquidity in the markets using those alternative reference rates. Benchmark-related developments are on-going and fast moving and the potential effects of the move away from LIBOR and other global benchmarks on certain types of investments or products can be difficult to ascertain. There remains uncertainty regarding the future use of LIBOR, the timing of the transition to other benchmarks and the nature of the other benchmarks to be utilized (including any alternative reference rates). Factors to consider include the existing fallback provisions (if any) in relevant contracts and if, how and when other benchmarks (including alternative reference rates) and the related fallbacks are adopted for new and legacy products.

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

Assuming that the Statements of Assets and Liabilities as of December 31, 2022, was to remain constant and that we took no actions to alter the Company’s existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change in Interest Rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in net investment income
Down 25 basis points	$(687,629)	$(382,500)	$(305,129)
Up 100 basis points	2,750,515	1,530,000	1,220,515
Up 200 basis points	5,501,031	3,060,000	2,441,031
Up 300 basis points	8,251,546	4,590,000	3,661,546

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

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2022. It should be noted that any system of controls, regardless of design and execution, can provide only reasonable assurance of achieving the desired control objectives.

Management’s Report on Internal Control over Financial Reporting

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the SEC, internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

The Company’s internal control over financial reporting is supported by written policies and procedures, that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management of the Company (with participation of the Chief Executive Officer and Chief Financial Officer) conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022.

Attestation Report of the Registered Public Accounting Firm

This annual report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of the Company’s internal control over financial reporting as of December 31, 2022 pursuant to the rules of the SEC that permit us to provide only management's report in this annual report on Form 10-K.

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

Not Applicable

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

Except as set forth above, the information required by this Item with respect to our directors, executive officers and corporate governance matters is incorporated by reference from our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. We expect to file our definitive Proxy Statement with the SEC within 120 days after the date of our fiscal year-end, which was December 31, 2022.

ITEM 11.	Executive Compensation

The information required by this Item with respect to compensation of executive officers and directors is incorporated by reference from our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. We expect to file our definitive Proxy Statement with the SEC within 120 days after the date of our fiscal year-end, which was December 31, 2022.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item with respect to security ownership of certain beneficial owners and management is incorporated by reference from our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. We expect to file our definitive Proxy Statement with the SEC within 120 days after the date of our fiscal year-end, which was December 31, 2022.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item with respect to certain relationships and related transactions and director independence is incorporated by reference from our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. We expect to file our definitive Proxy Statement with the SEC within 120 days after the date of our fiscal year-end, which was December 31, 2022.

ITEM 14.	Principal Accountant Fees and Services

The information required by this Item with respect to principal accountant fees and services is incorporated by reference from our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. We expect to file our definitive Proxy Statement with the SEC within 120 days after the date of our fiscal year-end, which was December 31, 2022.

PART IV
ITEM 15.	Exhibits and Financial Statement Schedules

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2022 and for the period from May 14, 2021 to December 31, 2021 (and are numbered in accordance with Item 601 of Regulation S-K).

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
10.3
Loan and Servicing Agreement, dated as of July 2, 2021, by and among Star Mountain Lower Middle-Market Capital Corp., as borrower, the lenders party thereto and Sterling National Bank, in its capacities as collateral agent and administrative agent (7)

10.4
First Amendment to Revolving Credit Agreement, dated as of November 10, 2021, by and among the Company, as Borrower, and Sterling National Bank, as Administrative Agent and the Letter of Credit Issuer, and the Lenders party thereto. (8)

10.5
Second Amendment to Revolving Credit Agreement, dated as of January 12, 2022, by and among the Company, as Borrower, and Sterling National Bank, as Administrative Agent and the Letter of Credit Issuer, and the Lenders party thereto. (9)

10.6
Amendment to Loan and Servicing Agreement and Joinder Agreement, dated as of May 6, 2022, by and among the Company, as Borrower, and Webster Bank, N.A. (f/k/a Sterling National Bank), as Administrative Agent and the Letter of Credit Issuer, and the Lenders party thereto (10)

10.7	Loan and Security Agreement, dated as of June 22, 2022, by and among the Company, as Borrower, and East West Bank, as Lender (11)
10.8
Second Amendment to Loan and Servicing Agreement, dated as of September 16, 2022, by and among the Company, as Borrower, and Webster Bank, N.A. (f/k/a Sterling National Bank), as Collateral Agent, Administrative Agent, Swing Lender, and Sole Lead Arranger, and the Lenders party thereto (12)

14.1	Code of Ethics (13)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

(1)	Previously filed as Exhibit 3.1 to the Company’s Registration Statement on Form 10 (File No. 000-56259), filed with the SEC on May 7, 2021.
(2)	Previously filed as Exhibit 10.4 to the Company’s Registration Statement on Form 10 (File No. 000-56259), filed with the SEC on May 7, 2021.
(3)	Previously filed as Exhibit 3.2 to the Company’s Registration Statement on Form 10 (File No. 000-56259), filed with the SEC on May 7, 2021.
(4)	Previously filed as Exhibit 10.3 to the Company’s Registration Statement on Form 10 (File No. 000-56259), filed with the SEC on May 7, 2021.
(5)	Previously filed as Exhibit 10.1 to the Company’s Registration Statement on Form 10 (File No. 000-56259), filed with the SEC on May 7, 2021.
(6)	Previously filed as Exhibit 10.2 to the Company’s Registration Statement on Form 10 (File No. 000-56259), filed with the SEC on May 7, 2021.
(7)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 15, 2021.
(8)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 12, 2021.
(9)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 14, 2022.
(10)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 12, 2022.
(11)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 23, 2022.
(12)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 20, 2022.
(13)	Previously filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2022.
*	Filed herewith

(a) (1) and (2) Financial Statements and Schedules

See the Index to Financial Statements at page F-1 of this report.

Report of Independent Registered Public Accounting Firm

Ernst & Young LLP One Manhattan West New York, NY 10001	Tel: +1 704 372 6300 www.ey.com

To the Shareholders and the Board of Directors of Star Mountain Lower Middle-Market Capital Corp.

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities of Star Mountain Lower Middle-Market Capital Corp. (the “Company”), including the schedules of investments, as of December 31, 2022 and December 31, 2021, the related statements of operations, changes in net assets, and cash flows for the year ended December 31, 2022 and for the period from May 14, 2021 (commencement of operations) to December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and December 31, 2021, and the results of its operations, changes in its net assets, and its cash flows for the year ended December 31, 2022 and for the period from May 14, 2021 (commencement of operations) to December 31, 2021, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2022 and December 31, 2021, by correspondence with the custodian, brokers, portfolio companies or others; when replies were not received from brokers or others, we performed other auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2021.

New York, New York
March 31, 2023

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Statements of Assets and Liabilities

	December 31, 2022	December 31, 2021
ASSETS
Non-controlled/non-affiliate investments at fair value (amortized cost of $299,401,792 and $99,008,447 as of December 31, 2022 and December 31, 2021, respectively)	$301,766,151	$102,175,919
Controlled/affiliate investments at fair value (amortized cost of $1,432,419 and $1,452,715 as of December 31, 2022 and December 31, 2021, respectively)	1,429,530	1,464,446
Cash	18,958,445	2,491,307
Interest receivable	2,873,029	630,372
Deferred financing cost	1,474,527	291,219
Paydown receivable	844,269	300,968
Total assets	327,345,951	107,354,231

LIABILITIES

Credit facility payable	153,000,000	34,000,000
Distributions payable	4,351,080	1,277,627
Credit facility interest payable	2,283,546	172,096
Management fees payable, net of fee waivers (Note 6)	1,049,992	757,520
Professional fees payable	195,076	111,252
Other payables	187,230	140,409
Reimbursement expense payable	35,877	-
Legal fees payable	26,377	25,132
Subscriptions received in advance	-	482,185
Incentive fees payable (Note 6)	-	225,883
Total liabilities	161,129,178	37,192,104

Commitments and contingencies (Note 11)

Net assets	$166,216,773	$70,162,127

NET ASSETS
Common shares, $0.001 par value (200,000,000 shares authorized, 6,592,546 and 2,777,449 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively)	$6,593	$2,777
Contribution receivable	(110,891)	-
Additional paid-in capital	164,074,076	67,021,165
Accumulated undistributed (overdistributed) earnings	2,246,995	3,138,185
Total net assets	$166,216,773	$70,162,127

Net asset value per share	$25.21	$25.26

See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Statements of Operations

	For the year ended December 31, 2022	For the period May 14, 2021* to December 31, 2021
Non-controlled/non-affiliate investment income:
Interest income	$20,937,595	$4,091,514
PIK interest income	495,426	249,427
Dividend income	181,458	94,628
Other income	257,368	-
Controlled/affiliate investment income:
Interest income	103,756	64,423
Total investment income:	21,975,603	4,499,992

Operating expenses:
Interest and other financing fees	5,798,315	325,901
Management fees (Note 6)	3,467,163	757,520
Incentive fees (Note 6)	1,960,085	225,883
Professional fees	1,356,001	387,308
General and administrative fees	609,391	206,855
Legal expenses	393,131	266,709
Director expenses	89,151	50,849
Organizational expenses	-	272,555
Total expenses before fee waivers	13,673,237	2,493,580
Management fee waiver (Note 6)	(279,725)	-
Incentive fee waiver (Note 6)	(2,185,968)	-
Total expenses after fee waivers	11,207,544	2,493,580
Net investment income	10,768,059	2,006,412

Net gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliate investments	43,607	240,492
Net realized gain (loss) on investments	43,607	240,492

Net change in unrealized gain (loss):
Non-controlled/non-affiliate investments	(803,113)	55,911
Controlled/affiliate investments	(14,620)	11,731
Net change in unrealized gain (loss) on investments	(817,733)	67,642

Net gain (loss)	(774,126)	308,134

Net increase (decrease) in net assets resulting from operations	$9,993,933	$2,314,546

Per common share data:
Net investment income per share - basic and diluted	$2.47	$0.80
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$2.29	$0.92
Weighted average shares outstanding - basic and diluted	4,351,453	2,502,175

*Date of Formation of the Company

See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Statements of Changes in Net Assets

	Common Stock			Accumulated undistributed (overdistributed) earnings
For the period from May 14, 2021* (commencement of operations) to December 31, 2021	Number of shares	Par value of shares	Additional paid-in capital		Total net assets
Balance, May 14, 2021*	-	$-	$-	$-	$-
Net investment income	-	-	-	2,006,412	2,006,412
Net realized gain (loss)	-	-	-	240,492	240,492
Net change in unrealized gain (loss) on investments	-	-	-	67,642	67,642
Issuance of common shares	3,302,846	3,302	83,363,852	-	83,367,154
Redemption of common shares (1)	(543,025)	(543)	(13,922,611)	-	(13,923,154)
Distributions declared to stockholders	-	-	-	(2,042,346)	(2,042,346)
Stock issued in connection with dividend reinvestment plan	17,628	18	445,909	-	445,927
Return of capital and other tax related adjustments	-	-	(2,865,985)	2,865,985	-
Balance, December 31, 2021	2,777,449	$2,777	$67,021,165	$3,138,185	$70,162,127

For the year ended December 31, 2022
Balance, December 31, 2021	2,777,449	$2,777	$67,021,165	$3,138,185	$70,162,127
Net investment income	-	-	-	10,768,059	10,768,059
Net realized gain (loss)	-	-	-	43,607	43,607
Net change in unrealized gain (loss) on investments	-	-	-	(817,733)	(817,733)
Issuance of common shares	3,783,049	3,783	96,069,648	-	96,073,431
Contribution receivable	-	-	(110,891)	-	(110,891)
Purchases of shares in repurchase offer (2)	(99,486)	(99)	(2,564,654)	-	(2,564,753)
Distributions declared to stockholders	-	-	-	(10,682,401)	(10,682,401)
Stock issued in connection with dividend reinvestment plan	131,534	132	3,345,195	-	3,345,327
Return of capital and other tax related adjustments	-	-	202,722	(202,722)	-
Balance, December 31, 2022	6,592,546	$6,593	$163,963,185	$2,246,995	$166,216,773

*	Date of Formation of the Company

(1)	On November 29, 2021, the Company redeemed 543,025 shares of common stock, representing an aggregate value of $13,923,154.
(2)	For further details please reference Note 10 in the accompanying Notes to Financial Statements.

 See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Statements of Cash Flows

	For the year ended December 31, 2022	For the period May 14, 2021* to December 31, 2021
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$9,993,933	$2,314,546
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided (used in) operating activities:
Net realized (gain) loss on investments	(43,607)	(240,492)
Net change in unrealized (gain) loss on investments	817,733	(67,642)
Net accretion of discounts and amortization of premiums	(862,570)	(101,958)
Purchases of investments	(217,512,647)	(63,820,333)
Proceeds from sales of investments	7,971,150	844,010
Proceeds from principal payments	10,026,750	2,559,788
Amortization of deferred financing costs	440,322	37,131
Payment-in-kind interest income	(495,426)	(249,427)
Changes in operating assets and liabilities:
Interest receivable	(2,242,657)	(419,381)
Carried interest payable	-	(990,732)
Management fees payable, net of fee waivers (Note 6)	292,472	757,520
Incentive fees payable (Note 6)	(225,883)	225,883
Credit facility interest payable	2,111,450	172,096
Other payables	46,821	107,127
Professional fees payable	83,824	117,959
Organizational cost payable	-	(413,685)
Legal fees payable	1,245	(25,132)
Reimbursement expense payable	35,877	-
Net cash provided by (used in) operating activities	(189,561,213)	(59,192,722)

Cash flows from financing activities:
Proceeds from issuance of common shares, including subscriptions received in advance	95,480,355	41,634,310
Redemption of common shares	-	(13,923,154)
Payments in repurchase of shares	(2,564,753)	-
Proceeds from credit facility	188,000,000	35,000,000
Repayments of credit facility	(69,000,000)	(1,000,000)
Distributions paid	(4,263,621)	(318,792)
Deferred financing and debt issuance costs paid	(1,623,630)	(328,350)
Net cash provided by (used in) financing activities	206,028,351	61,064,014

Net increase (decrease) in Cash	16,467,138	1,871,292
Cash, beginning of period	2,491,307	620,015
Cash, end of period	$18,958,445	$2,491,307

Supplemental disclosures of cash flow information:
Non cash operating activities:
Transfer of investments (see Note 1)	$-	$(42,865,258)
Transfer of cash (see Note 1)	-	(620,015)
Transfer of carried interest payable (see Note 1)	-	990,732
Transfer of organizational costs payable (see Note 1)	-	413,685
Transfer of other receivables and payables (see Note 1)	-	(134,173)
Interest received in kind	495,426	249,427

Supplemental and non cash financing activities:
Shares issued from BDC conversion (see Note 1)	-	42,215,029
Shares issued from dividend reinvestment plan (see Note 10)	3,345,327	445,927

Supplemental Information:
Cash paid for interest	$2,731,891	$13,586

*Date of Formation of the Company

See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Schedule of Investments
December 31, 2022

Portfolio Company (1)(2)(3)(4)(5)(6)	Footnotes	Spread Above Index (7)	Interest Rate	Acquisition Date	Maturity	Principal, Shares, Units	Amortized Cost (8)	Fair Value (9)	% of Net Assets
Investments
First lien senior secured term loan
Aerospace & Defense
Consolidated Machine & Tool Holdings, LLC	(10)(11)	L+7.25%	12.02%	1/15/2020	1/15/2025	6,175,748	$6,094,051	$5,844,055	3.4%
						6,175,748	6,094,051	5,844,055	3.4
Commercial Services & Supplies
PPC Event Services, Inc.	(20)(21)	S+6.76%	11.35%	9/22/2022	9/22/2027	6,555,917	6,470,731	6,429,432	3.8
Swyft AcquireCo LLC (dba Swyft Filings)	(17)(19)	S+2.75%	7.11%	12/20/2021	12/20/2027	306,030	301,457	304,224	0.1
Swyft AcquireCo LLC (dba Swyft Filings)	(11)(19)	S+5.50%	9.86%	12/20/2021	12/20/2027	3,682,383	3,625,692	3,609,840	2.1
						10,544,330	10,397,880	10,343,496	6.0
Construction & Engineering
DCCM, LLC	(10)	L+6.90%	11.67%	8/6/2021	12/30/2026	18,938,595	18,603,528	18,838,220	11.3
Fremont-Wright, LLC	(12)	L+9.00%	13.39%	12/2/2020	12/2/2024	4,615,535	4,579,554	4,580,171	2.8
MechanAir, LLC	(10)	L+10.50%	15.27%	9/2/2021	9/2/2026	8,085,096	7,904,767	6,625,737	4.0
Watt Acquisition, LLC	(11)(20)	S+11.25%	15.84%	4/15/2022	4/15/2027	3,601,334	3,534,629	3,588,009	2.2
						35,240,560	34,622,478	33,632,137	20.3
Consumer Finance
Microf, LLC	(10)	L+10.75%	15.52%	3/29/2019	6/30/2023	3,481,009	3,460,009	3,481,008	2.2
						3,481,009	3,460,009	3,481,008	2.2
Distributors
48forty Intermediate Holdings, Inc.	(20)	S+6.15%	10.74%	10/11/2022	12/1/2026	14,962,500	14,383,702	14,383,702	8.7
						14,962,500	14,383,702	14,383,702	8.7
Diversified Consumer Services
Rock Gate Capital, LLC (dba 160 Driving Academy)	(10)(21)	L+7.50%	12.27%	10/16/2019	10/16/2024	14,456,337	14,281,403	14,400,081	8.8
						14,456,337	14,281,403	14,400,081	8.8
Diversified Telecommunication Services
Caregility Corporation	(10)(18)	L+9.00%	13.77%	12/29/2021	12/29/2024	5,757,839	5,362,503	4,599,360	2.8
Gridsource Incorporated, LLC	(10)(20)	S+8.00%	12.59%	12/16/2022	12/16/2027	4,444,444	4,281,250	4,281,250	2.6
YTC Holdings, Inc. (dba Yorktel)	(10)	L+9.75%	14.52%	9/23/2019	9/23/2024	3,753,200	3,725,056	3,753,200	2.3
						13,955,483	13,368,809	12,633,810	7.7
Electrical Equipment
Masterwork Electronics, Inc.	(20)	S+7.65%	12.24%	11/17/2022	11/17/2027	8,260,870	8,099,828	8,099,828	4.9
						8,260,870	8,099,828	8,099,828	4.9
Entertainment
Chicken Soup For The Soul, LLC	(12)	L+8.50%	12.89%	10/29/2021	3/31/2024	6,547,551	6,498,009	6,547,551	3.9
Linden Research, Inc. (dba Linden Labs)	(10)(11)	L+10.59% + 1.62% PIK	14.77% Cash + 1.62% PIK	12/31/2020	12/31/2025	4,690,085	4,618,458	4,703,236	2.8
NW Entertainment, LLC	(20)	S+7.76%	12.35%	11/4/2022	11/4/2027	6,529,601	6,415,333	6,415,979	3.9
						17,767,237	17,531,800	17,666,766	10.6
Food Products
Uncle John's Pride, LLC	(20)	S+9.11% + 1.00% PIK	13.47% Cash + 1.00% PIK	3/31/2022	3/31/2027	5,469,309	5,368,762	5,370,764	3.2
						5,469,309	5,368,762	5,370,764	3.2
Healthcare Providers & Services
Arrow Home Health, LLC (dba Acara Home Health)	(10)(13)	L+8.50%	13.27%	3/19/2021	3/19/2026	883,775	869,498	851,429	0.5
Klein Hersh, LLC	(11)(20)	S+7.76%	12.35%	4/27/2022	4/27/2027	14,824,494	14,582,709	13,756,353	8.3
						15,708,269	15,452,207	14,607,782	8.8
Hotels, Restaurants & Leisure
The Range NYC, LLC (dba Five Iron Golf)	(20)(21)	S+7.61%	12.20%	9/15/2022	9/15/2027	5,042,017	4,876,933	4,848,856	2.9
						5,042,017	4,876,933	4,848,856	2.9
Household Durables
SkyBell Technologies, Inc.	(22)	0.00%	0.00%	12/13/2019	12/13/2024	4,839,432	4,380,844	2,586,687	1.6
						4,839,432	4,380,844	2,586,687	1.6
Household Products
Coop Home Goods LLC (dba Coop Home Goods)	(11)(20)	S+8.26%	12.85% Cash	6/18/2021	6/18/2026	4,385,303	4,319,885	3,917,365	2.4
						4,385,303	4,319,885	3,917,365	2.4
IT Services
CSI IT, LLC (dba Consulting Solutions)	(10)	L+10.50%	15.27%	1/29/2021	1/29/2026	14,100,695	13,842,228	14,001,990	8.4
						14,100,695	13,842,228	14,001,990	8.4
Leisure Products
MPUSA, LLC (dba Mission)	(10)	L+8.50%	13.27%	12/9/2021	12/9/2026	4,247,780	4,186,414	4,229,089	2.5
						4,247,780	4,186,414	4,229,089	2.5
Machinery
Texas Contract Manufacturing Group, Inc.	(20)	S+12.11%	16.70%	4/27/2022	4/27/2027	6,096,210	5,983,378	5,384,172	3.2
						6,096,210	5,983,378	5,384,172	3.2
Media
PadSquad, LLC	(20)	S+9.00%	13.59%	3/30/2022	3/30/2027	4,814,168	4,727,179	4,814,168	2.9
Trailer Park Group Holdings LLC	(11)(20)	S+7.76%	12.35%	8/2/2021	8/2/2026	14,416,682	14,135,147	14,389,290	8.7
						19,230,850	18,862,326	19,203,458	11.6
Personal Products
Japonesque, LLC	(10)(11)	L+8.00%	12.77%	11/23/2021	11/23/2026	4,549,112	4,480,452	4,335,304	2.6
						4,549,112	4,480,452	4,335,304	2.6
Professional Services
Lasalle Staffing, LLC	(11)(19)	S+7.11%	11.47%	2/15/2022	2/15/2027	7,925,000	7,753,501	7,925,000	4.8
NSC Technologies, LLC	(10)	L+8.50%	13.27%	4/26/2019	4/26/2024	4,394,398	4,352,849	4,160,176	2.5
PQT Ayaquhs, LLC (dba WWC Global)	(20)	S+8.26%	12.85%	8/1/2022	8/1/2027	7,804,435	7,656,886	7,656,151	4.6
						20,123,833	19,763,236	19,741,327	11.9
Software
Proactive Dealer Solutions, LLC	(10)	L+10.00%	14.77%	12/27/2021	12/26/2026	3,253,483	3,186,456	3,253,483	2.0
PureCars Technologies, LLC	(10)(11)	L+6.25%	11.02%	4/18/2019	4/18/2024	1,300,000	1,300,000	1,236,820	0.7
						4,553,483	4,486,456	4,490,303	2.7
Specialty Retail
Clearview Systems, LLC (dba Rip-It)	(20)	S+7.65%	12.24%	10/11/2022	10/11/2027	6,452,101	6,314,472	6,318,303	3.8
						6,452,101	6,314,472	6,318,303	3.8
Trading Companies & Distributors
Gateway Dealer Network, LLC	(11)(19)	S+7.85%	12.21%	6/30/2022	6/30/2027	9,831,500	9,696,610	9,831,500	6.0
USBid Inc.	(11)(19)	S+7.26%	11.62%	11/3/2022	11/3/2027	7,031,250	6,877,623	6,877,623	4.2
						16,862,750	16,574,233	16,709,123	10.2
Road & Rail
TCP Acquisition, LLC	(20)(21)	S+7.61%	12.20%	7/26/2022	7/26/2027	15,000,000	14,612,085	14,752,716	8.9
						15,000,000	14,612,085	14,752,716	8.9
Total first lien senior secured term loan							265,743,871	260,982,122	157.3

 See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Schedule of Investments – (continued)
December 31, 2022

Portfolio Company (1)(2)(3)(4)(5)(6)	Footnotes	Spread Above Index (7)	Interest Rate	Acquisition Date	Maturity	Principal, Shares, Units	Amortized Cost (8)	Fair Value (9)	% of Net Assets
Second lien senior secured loan
Professional Services
CorTech, LLC	(10)	L+6.25%	11.02%	3/13/2020	9/30/2025	6,563,134	$6,522,877	$6,250,270	3.8%
						6,563,134	6,522,877	6,250,270	3.8
Total second lien term loan							6,522,877	6,250,270	3.8

Preferred equity securities	(14)
Commercial Services and Supplies
Swyft Filings Holdings, LLC	(23)	-	-	12/20/2021	-	192,444	183,612	285,516	0.2
						192,444	183,612	285,516	0.2
Construction & Engineering
MechanAir Holdings, LLC	(15)	-	13.50% PIK	9/2/2021	-	1,219	1,219,441	-	0.0
Watt Contracting Holdings, LLC		-	15.00% PIK	4/15/2022	-	2,110,487	2,072,468	2,165,391	1.3
						2,111,706	3,291,909	2,165,391	1.3
Diversified Telecommunication Services
Caregility Corporation	(15)	-	-	12/29/2021	-	151,018	-	1,346,645	0.8
YTC Holdings, Inc. (dba Yorktel)	(15)	-	8.00% PIK	9/23/2019	-	151,018	2,191,398	1,152,729	0.7
						302,036	2,191,398	2,499,374	1.5
Electrical Equipment
HH Masterwork Intermediate, Inc.		-	15.00% PIK	11/17/2022	11/17/2027	1,771,739	1,736,957	1,736,957	1.0
						1,771,739	1,736,957	1,736,957	1.0
Entertainment
NW Entertainment, LLC		-	10.00% PIK	11/4/2022	11/4/2027	970	955,843	955,843	0.6
						970	955,843	955,843	0.6
Food Products
UJP Acquisition, LLC (dba Uncle John's Pride)	(15)	-	8.00% PIK	3/31/2022	-	1,489,362	1,489,362	1,572,766	0.9
						1,489,362	1,489,362	1,572,766	0.9
Healthcare Providers & Services
Arrow Home Health, LLC (dba Acara Home Health)	(13)	-	-	3/19/2021	-	571,080	562,921	578,101	0.3
						571,080	562,921	578,101	0.3
Leisure Products
MPUSA, LLC (dba Mission)		-	-	12/9/2021	-	13	564,645	564,618	0.3
						13	564,645	564,618	0.3
Media
Channel Factory Holdings, LLC	(15)	-	5.00% Cash + 5.00% PIK	8/27/2020	-	2,381,867	2,238,424	3,469,292	2.1
PadSquad Holdings LLC (dba Padsquad)	(15)	-	6.00% Cash + 6.00% PIK	3/30/2022	-	720,767	1,960,647	2,079,054	1.3
Trailer Park Group Holdings LLC	(15)	-	8.00% PIK	8/2/2021	-	371,822	366,100	907,432	0.5
						3,474,456	4,565,171	6,455,778	3.9
Professional Services
Capone Holdings JV, LLC (dba LaSalle Staffing)		-	-	2/15/2022	-	4,000,000	4,000,000	5,964,267	3.6
Hometown Holdings JV, LLC (dba BWG Strategy)	(15)	-	-	12/24/2020	-	666,667	657,811	844,400	0.5
PQT Ayaquhs, LLC (dba WWC Global)	(15)	-	10.50% PIK	8/1/2022	-	5,774	1,064,516	1,525,806	0.9
						4,672,441	5,722,327	8,334,473	5.0
Software
Proactive Dealer Holdings Parent, LLC		-	10% PIK	12/27/2021	-	1,263,821	1,263,821	1,384,601	0.8
PureCars Technologies Holdings, LLC	(15)	-	8.00% PIK	4/19/2019	-	514	240,065	60,036	0.0
PureCars Technologies, LLC		-	-	7/25/2022	-	78	26,948	26,528	0.0
						1,264,413	1,530,834	1,471,165	0.8
Trading Companies & Distributors
USBid Inc.		-	-	11/3/2022	11/3/2027	469	468,750	468,750	0.3
						469	468,750	468,750	0.3
Total preferred equity securities							23,263,729	27,088,732	16.1

See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Schedule of Investments – (continued)
December 31, 2022

Portfolio Company (1)(2)(3)(4)(5)(6)	Footnotes	Spread Above Index (7)	Interest Rate	Acquisition Date	Maturity	Principal, Shares, Units	Amortized Cost (8)	Fair Value (9)	% of Net Assets
Warrants and other equity securities	(14)
Aerospace & Defense
Consolidated Machine & Tool Holdings, LLC	(16)	-	-	1/15/2020	-	127	$142,485	$33,642	0.0%
						127	142,485	33,642	0.0
Construction & Engineering
DCCM, LLC		-	-	8/6/2021	-	940	939,949	907,451	0.5
Fremont-Wright, LLC		-	-	12/2/2020	-	2	-	179,048	0.1
Watt Contracting Holdings, LLC		-	-	4/15/2022	-	226	-	11,743	0.0
						1,168	939,949	1,098,242	0.6
Consumer Finance
Microf, LLC		-	-	5/5/2020	-	164,332	-	355,814	0.2
						164,332	-	355,814	0.2
Diversified Consumer Services
Rock Gate Capital, LLC (dba 160 Driving Academy)		-	-	10/16/2019	-	12,693	-	102,210	0.1
						12,693	-	102,210	0.1
Diversified Telecommunication Services
Caregility Corporation	(18)	-	-	12/29/2021	-	237,082	443,392	1,856,302	1.1
York Telecom Corporation (dba Yorktel)		-	-	9/23/2019	-	77,195	-	252,059	0.2
						314,277	443,392	2,108,361	1.3
Electrical Equipment
HH Masterwork Intermediate, Inc.		-	-	11/17/2022	11/17/2027	190,019	-	-	0.0
						190,019	-	-	0.0
Entertainment
LRI Holdco, LLC (dba Linden Labs)		-	-	12/31/2020	-	2	43,478	542,730	0.3
						2	43,478	542,730	0.3
Food Products
UJP Acquisition, LLC (dba Uncle John's Pride)		-	-	3/31/2022	-	127,215	-	9,830	0.0
						127,215	-	9,830	0.0
Hotels, Restaurants & Leisure
The Range NYC, LLC (dba Five Iron Golf)		-	-	9/15/2022	9/15/2027	21,210	71,599	70,590	0.0
						21,210	71,599	70,590	0.0
Household Durables
SkyBell Technologies, Inc.		-	-	12/13/2019	-	1,199,975	-	-	0.0
						1,199,975	-	-	0.0
Household Products
CHG Parent Holding LLC (dba Coop Home Goods)		-	-	6/18/2021	-	535,714	535,714	156,607	0.1
						535,714	535,714	156,607	0.1
Machinery
Texas Contract Manufacturing Group, Inc.		-	-	4/27/2022	-	1,602	-	1,251,613	0.8
						1,602	-	1,251,613	0.8
Professional Services
NSC Holdings, LLC		-	-	4/26/2019	-	111	271,262	34,629	0.0
PQT Ayaquhs, LLC (dba WWC Global)		-	-	8/1/2022	-	645	-	65,161	0.0
						756	271,262	99,790	0.0
Total warrants and other equity securities							2,447,879	5,829,429	3.4

Fund investments
Diversified Financials
Madryn Select Opportunities, LP	(21)	-	-	1/4/2022	-	2,855,855	2,855,855	3,045,128	1.8
						2,855,855	2,855,855	3,045,128	1.8
Total fund investments							2,855,855	3,045,128	1.8

TOTAL INVESTMENTS							$300,834,211	$303,195,681	182.4%

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

See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Schedule of Investments – (continued)
December 31, 2022

(9)
Because there is no readily available market value for these investments, the fair value of each of these investments is determined in good faith using significant unobservable inputs by the Company’s board of directors (the “Board”) as required by the 1940 Act. See Note 4 "Fair Value Measurements" in the accompanying notes to the financial statements.

(10)	The interest rate on these loans is subject to 3 month LIBOR, which was 4.77% as of December 31, 2022.
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

(12)	The interest rate on these loans is subject to 1 month LIBOR, which was 4.39% as of December 31, 2022.
(13)
As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” and has “Control” of this portfolio company as the Company and its affiliated funds collectively owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). The Company’s investment in affiliates for the year ended December 31, 2022 were Arrow Home Health, LLC which represented $1,429,530 of Fair Value and 0.9% of Net Assets of the Company. Transactions related to investments in “Controlled/Affiliate Investments” for the year ended December 31, 2022 were as follows:

Portfolio Company	Type of Investment	Amount of Realized Gain (Loss)	Amount of Interest or Dividends Credited to Income (a)	December 31, 2021 Value	Gross Additions (b)	Gross Reductions (c)	Amount of Unrealized Gains (Loss)	December 31, 2022 Value
Arrow Home Health LLC (dba Acara Home Health) (d)	First lien senior secured term loan	$-	$103,756	$880,506	$2,507	$(24,607)	$(6,977)	$851,429
	Preferred equity securities (571,080 shares)	-	-	583,940	1,804	-	(7,643)	578,101
Total Affiliate Investments		$-	$103,756	$1,464,446	$4,311	$(24,607)	$(14,620)	$1,429,530

(a)	Represents the total amount of interest, fees or dividends credited to income for the portion of the period an investment was included in the Affiliate category.
(b)	Gross additions include increase in the cost basis of investments resulting from purchases, PIK interest or amortization of original issue discount.
(c)	Gross reductions include decreases in the total cost basis of investments resulting from principal repayments or sales.
(d)	The fair value of the investment was determined using significant unobservable inputs.

(14)	Ownership of certain equity investments may occur through a holding company or partnership. In no instances are the holding companies or partnerships wholly owned by the Company.
(15)	Investment contains a fixed rate structure.
(16)	The Company has received 46 units of incentive shares, which have no Cost or Fair Value as of December 31, 2022.
(17)	Interest disclosed reflects the contractual rate of the First Out tranche under the Agreement Among Lenders (“AAL”).
(18)	Caregility Corporation is a wholly owned subsidiary of YTC Holdings, Inc.
(19)	The interest rate on these loans is subject to 1 month SOFR, which was 4.36% as of December 31, 2022.
(20)	The interest rate on these loans is subject to 3 month SOFR, which was 4.59% as of December 31, 2022.
(21)
Positions have an aggregate unfunded commitment of $26,450,607 in addition to the amounts shown in the Schedule of Investments. See Note 11 “Commitments, Contingencies, and Risks” in the accompanying notes to the financial statements. The liquidity of the Company's investment in the above portfolio funds is based solely on the liquidation events, distributions and dissolution of the underlying assets of each portfolio funds and the subsequent distributions or dissolution of each portfolio fund as and when such events occur.

(22)	The investment is on non-accrual status. See Note 2 “Significant Accounting Policies”.
(23)	Shares of common equity issued in conjunction with the preferred equity.

See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Schedule of Investments
December 31, 2021

Portfolio Company (1)(2)(3)(4)(5)(6)	Footnotes	Spread Above Index (7)	Interest Rate	Acquisition Date	Maturity	Principal, Shares, Units	Amortized Cost (8)	Fair Value (9)	% of Net Assets
Investments
First lien senior secured term loan Aerospace & Defense
Consolidated Machine & Tool Holdings, LLC	(10)(11)	L+7.25%	9.25%	1/15/2020	1/15/2025	3,465,519	$3,407,500	$3,295,361	4.6%
						3,465,519	3,407,500	3,295,361	4.6
Commercial Services & Supplies
Novinium, Inc.	(10)(11)	L+8.50%	9.25%	8/14/2020	8/14/2025	2,586,807	2,557,955	2,586,805	3.7
Swyft Filings	(18)(20)	S+2.75%	3.75%	12/20/2021	12/20/2027	3,111,252	3,056,939	3,057,130	4.4
Swyft AcquireCo LLC (dba Swyft Filings)	(11)(20)	S+5.50%	6.50%	12/20/2021	12/20/2027	3,682,383	3,617,941	3,618,326	5.2
						9,380,442	9,232,835	9,262,261	13.3
Construction & Engineering
Fremont-Wright, LLC	(12)(13)	L+9.00%	10.00%	12/2/2020	12/2/2024	4,485,294	4,444,015	4,444,015	6.3
MechanAir, LLC	(10)	L+10.50%	11.50%	9/2/2021	9/2/2026	6,964,286	6,798,522	6,868,179	9.8
						11,449,580	11,242,537	11,312,194	16.1
Consumer Finance
Microf, LLC	(10)	L+12.75	14.75%	3/29/2019	6/30/2023	2,453,071	2,431,198	2,453,071	3.5
						2,453,071	2,431,198	2,453,071	3.5
Diversified Consumer Services
Rock Gate Capital, LLC (dba 160 Driving Academy)	(10)(13)	L+9.00%	11.50%	10/16/2019	10/16/2024	4,605,268	4,533,152	4,605,268	6.6
						4,605,268	4,533,152	4,605,268	6.6
Diversified Telecommunication Services
Caregility Corporation	(10)(19)	L+9.00%	10.00%	12/29/2021	12/29/2024	1,761,590	1,292,946	1,292,478	1.8
YTC Holdings, Inc. (dba Yorktel)	(10)	L+9.75%	11.75%	9/23/2019	9/23/2024	4,051,784	4,006,622	4,013,003	5.7
						5,813,374	5,299,568	5,305,481	7.5
Entertainment
Chicken Soup For The Soul, LLC	(10)	L+8.50%	10.00%	10/29/2021	3/31/2024	4,700,000	4,655,306	4,655,306	6.6
Linden Research, Inc. (dba Linden Labs)	(10)(11)	L+10.00% +1.25% PIK	11.0% Cash + 1.25% PIK	12/31/2020	12/31/2025	4,668,816	4,586,989	4,668,816	6.7
						9,368,816	9,242,295	9,324,122	13.3
Healthcare Providers & Services
Arrow Home Health, LLC	(10)(14)	L+8.50%	10.50%	3/19/2021	3/19/2026	908,113	891,596	880,506	1.3
						908,113	891,596	880,506	1.3
Household Durables
SkyBell Technologies, Inc.	(10)	L+11.00%	13.00%	12/13/2019	12/13/2024	4,215,945	4,150,656	4,215,945	6.0
						4,215,945	4,150,656	4,215,945	6.0
Household Products
Coop Home Goods LLC (dba Coop Home Goods)	(10)(11)	L+8.00%	9.00%	6/18/2021	6/18/2026	3,571,429	3,504,119	3,310,000	4.7
						3,571,429	3,504,119	3,310,000	4.7
IT Services
CSI IT, LLC (dba Consulting Solutions)	(10)	L+10.50%	11.50%	1/29/2021	1/29/2026	1,999,150	1,962,579	1,999,150	2.8
						1,999,150	1,962,579	1,999,150	2.8
Leisure Products
MPUSA, LLC (dba Mission)	(10)	L+9.00%	10.00%	12/9/2021	12/9/2026	4,328,947	4,261,050	4,261,050	6.1
						4,328,947	4,261,050	4,261,050	6.1
Media
Trailer Park Group Holdings LLC	(10)(11)	L+6.75%	7.75%	8/2/2021	8/2/2026	3,718,220	3,630,548	3,793,700	5.4
						3,718,220	3,630,548	3,793,700	5.4
Personal Products
Japonesque, LLC	(10)	L+9.00%	10.61%	11/23/2021	11/30/2026	4,671,237	4,590,922	4,590,821	6.5
						4,671,237	4,590,922	4,590,821	6.5
Professional Services
BWG Strategy, LLC	(10)	L+9.00%	10.00%	12/24/2020	12/24/2025	1,306,932	1,284,472	1,306,932	1.9
NSC Technologies, LLC	(10)	L+8.50%	10.75%	4/26/2019	4/26/2024	4,547,461	4,495,657	4,143,192	5.9
						5,854,393	5,780,129	5,450,124	7.8
Software
Proactive Dealer Solutions, LLC	(10)	L+10.00%	11.00%	12/27/2021	12/26/2026	3,439,684	3,356,613	3,370,890	4.8
PureCars Technologies, LLC	(10)(11)	L+6.25%	7.75%	4/18/2019	4/18/2024	1,300,000	1,300,000	1,300,000	1.9
						4,739,684	4,656,613	4,670,890	6.7
Road & Rail
Southern Ag Carriers, Inc.	(10)(11)	L+7.50%	9.50%	9/22/2020	9/22/2025	956,938	938,249	956,938	1.4
						956,938	938,249	956,938	1.4
Total first lien senior secured term loan							79,755,546	79,686,882	113.6

Second lien senior secured loan
Construction & Engineering
DCCM, LLC	(10)	L+7.75%	8.75%	8/6/2021	12/30/2026	8,064,297	7,904,510	8,064,297	11.5
						8,064,297	7,904,510	8,064,297	11.5
Professional Services
CorTech, LLC	(10)	L+9.00%	13.00%	3/13/2020	2/1/2024	1,703,674	1,676,870	1,684,252	2.4
						1,703,674	1,676,870	1,684,252	2.4
Total second lien term loan							9,581,380	9,748,549	13.9

Preferred equity securities	(15)
Commercial Services and Supplies
Swyft Filings Holdings, LLC		-	-	12/20/2021	-	183,612	183,612	184,224	0.3
						183,612	183,612	184,224	0.3
Construction & Engineering
MechanAir Holdings, LLC	(16)	-	13.50% PIK	9/2/2021	-	1,190	1,190,476	1,299,524	1.9
						1,190	1,190,476	1,299,524	1.9
Diversified Telecommunication Services
YTC Holdings, Inc. (dba Yorktel)	(16)	-	8.00% PIK	9/23/2019	-	221,642	2,021,790	2,559,279	3.6
						221,642	2,021,790	2,559,279	3.6
Healthcare Providers & Services
Arrow Home Health, LLC	(14)	-	-	12/24/2020	-	571,080	561,119	583,940	0.8
						571,080	561,119	583,940	0.8
Leisure Products							-
MPUSA, LLC (dba Mission)		-	-	12/9/2021	-	9	371,053	371,053	0.5
						9	371,053	371,053	0.5
Media
Channel Factory Holdings, LLC	(16)	-	5.00% Cash/5.00% PIK	8/27/2020	-	2,381,867	2,136,667	2,859,200	4.1
Trailer Park Group Holdings, LLC		-	8.00% PIK	8/2/2021	-	371,822	364,578	441,539	0.6
						2,753,689	2,501,245	3,300,739	4.7
Professional Services
Hometown Holdings JV, LLC (dba BWG Strategy)		-	8.00% PIK	12/24/2020	-	666,667	654,936	844,667	1.2
						666,667	654,936	844,667	1.2
Software
Proactive Dealer Holdings Parent, LLC		-	-	12/27/2021	-	1,142,790	1,142,790	1,142,790	1.6
PureCars Technologies Holdings, LLC	(16)	-	8.00% PIK	4/19/2019	-	482	229,117	318,300	0.5
						1,143,272	1,371,907	1,461,090	2.1
Total preferred equity securities							8,856,138	10,604,516	15.1

See accompanying notes.

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

See accompanying notes.

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

Portfolio Company	Type of Investment	Amount of Realized Gain (Loss)	Amount of Interest or Dividends Credited to Income (a)	May 14, 2021 Value	Gross Additions (b)	Gross Reductions (c)	Amount of Unrealized Gains (Loss)	December 31, 2021 Value
Arrow Home Health LLC (d)	First lien senior secured term loan	$-	$64,423	$953,322	$3,672	$(65,398)	$(11,090)	$880,506
	Preferred equity securities (571,080 shares)	-	-	559,912	1,207	-	22,821	583,940
Total Affiliate Investments		$-	$64,423	$1,513,234	$4,879	$(65,398)	$11,731	$1,464,446

(15)	Ownership of certain equity investments may occur through a holding company or partnership. In no instances are the holding companies or partnerships wholly owned by the Company.
(16)	Investment contains a fixed rate structure.
(17)	The Company has received 46 units of incentive shares which have no Cost or Fair Value as of December 31, 2021.
(18)	Interest disclosed reflects the contractual rate of the First Out tranche under the Agreement Among Lenders (“AAL”).
(19)	Caregility Corporation is a wholly owned subsidiary of YTC Holdings, Inc.
(20)	The interest rate on these loans is subject to 1 month SOFR, which was 0.05% as of December 31, 2021.

The Company has no investments on non-accrual status as of December 31, 2021.

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

Star Mountain Credit Opportunities Fund, LP (the “Private Fund”) was formed as a Delaware limited partnership on August 7, 2019 to make investments in lower middle-market companies and commenced operations on September 16, 2019. On May 14, 2021, Star Mountain Credit Opportunities Fund, LP converted to Star Mountain Lower Middle-Market Capital Corp., via a filing with the State of Delaware of a Certificate of Conversion to a Corporation (“BDC Conversion”). Following the BDC Conversion, the existing limited partners of the Private Fund became Stockholders of the Company by operation of law, and the value of an investor’s limited partnership interest in the Private Fund was converted into a corresponding number of shares of Common Stock in the Company at a net asset value (“NAV”) per share of $25.00. Net asset value at the time of the BDC Conversion was $42,215,029, which consisted of investments at fair value of $42,865,258, cash of $620,015, carried interest payable of $990,732, organizational cost payable of $413,685, and other receivables and payables, which had a net value of $134,173. The net unrealized appreciation of $3,111,558 as of the Conversion date is included in accumulated undistributed earnings. The historical cost basis of investments was carried forward during the BDC Conversion.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of December 31, 2022, and the reported revenue generated and expenses incurred during the reporting period. Actual results could differ from those estimates.

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

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Financial Statements – (continued)
Revenue Recognition

The Company’s revenue recognition policies are as follows:

Interest income: Interest income is recorded on the accrual basis to the extent that the Company expects to collect such amounts. Interest income is accrued based upon the outstanding principal amount and contractual terms of debt investments. For the year ended December 31, 2022 and for the period from May 14, 2021 to December 31, 2021, $21,041,351 and $4,155,937, respectively, of interest income, excluding PIK interest income, has been accrued as shown on the Statements of Operations. As of December 31, 2022 and December 31, 2021, $2,873,029 and $630,372 of interest income is receivable, respectively, as shown on the Statements of Assets and Liabilities.

Payment In-Kind Income: The Company has certain investments in its portfolio that contain a payment-in-kind (“PIK”) provision, which represents contractual interest or dividends that are added to the principal balance and recorded as income. For loans and debt securities with contractual PIK, the Company generally will not accrue PIK interest for accounting purposes if the portfolio company valuation indicates that such PIK interest is not collectible. To maintain its ability to take a dividend paid deduction, the Company may need to pay out PIK non-cash income amounts in the form of distributions, even though the Company has not yet collected the cash. For the year ended December 31, 2022 and for the period from May 14, 2021 to December 31, 2021 $495,426 and $249,427, respectively, of PIK income has been accrued as shown on the Statements of Operations.

Non-accrual: Loans or preferred equity securities are placed on non-accrual status when interest or dividend payments become 90 days or more past due, or when there is reasonable doubt that principal, interest or dividends will be collected. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal, interest, or dividends are paid, and, in management’s judgment are likely to remain current. As of December 31, 2022, the Company had one investment on non-accrual status and as of December 31, 2021, the Company had no investments on non-accrual status.

Dividend Income: Dividend income to be paid in-kind on equity securities is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income paid in cash is recorded on the date declared for portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) interests is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For the year ended December 31, 2022 and for the period ended December 31, 2021, the Company did not receive any return of capital distributions from its equity investments. For the year ended December 31, 2022 and for the period from May 14, 2021 to December 31, 2021 $181,458 and $94,628, respectively, of dividend income has been accrued as shown on the Statements of Operations. As of December 31, 2022 and December 31, 2021, all dividend income has been received.

Original Issue Discount: Discounts to par on portfolio securities are accreted into income over the tenor of the instrument. Any remaining discount is accreted into income upon prepayment or redemption of the instrument and the Company then amortizes such amounts using the effective interest method as interest income over the life of the investment. The unamortized discount as of December 31, 2022 and December 31, 2021, was $7,155,487 and $1,995,864, respectively. The amount of original issue discount amortized for the year ended December 31, 2022 and for the period May 14, 2021 to December 31, 2021 was $862,570 and $101,958, respectively.

Amendment, waiver, and consent fees: In connection with modifying credit agreements with portfolio companies to provide additional operating or borrowing flexibility, the Company may be entitled to amendment, waiver and consent fees to compensate for the potentially enhanced credit risk. Such fees will be recorded as income on the date earned and accrued to the extent the fee is to be compensated in the form of additional principal balance. During the year ended December 31, 2022 $17,054 of such fees were earned and included in other income in the Statements of Operations. No such fees were earned for the period from May 14, 2021 to December 31, 2021.

Early repayment and termination fees: Upon the prepayment of a loan or debt security, any unamortized premium or discount or loan origination fees are recorded as interest income. To the extent the Company receives early repayment fees in connection with pre-maturity loan agreement termination, such income will be recorded on the date of prepayment. The Company and its Advisor generally do not structure transactions with a contractual exit fee to be collected upon loan repayment at maturity. For the year ended December 31, 2022, $240,314 of early repayment fees were earned and included in other income on the Statements of Operations. No such fees were earned for the period from May 14, 2021 to December 31, 2021.

Gains and Losses: Investment transactions are recorded on a trade-date basis. Realized gains or losses on portfolio investments are calculated based upon the difference between the net proceeds from the disposition and the amortized cost basis of the investment, without regard to unrealized gains or losses previously recognized. Realized gains and losses are recorded within net realized gain (loss) on investments on the Statements of Operations. Changes in the fair value of investments from the prior period, as approved by the Board based on fair value recommendations from the Advisor in accordance with the Advisor’s valuation policy, are included within net change in unrealized gain (loss) on investments on the Statements of Operations. For the year ended December 31, 2022 and for the period from May 14, 2021 to December 31, 2021, the Company had $43,607 and $240,492, respectively, of net realized gain (loss) on investments as represented on the Statements of Operations.

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

Earnings per Share

In accordance with the provisions of ASC Topic 260 – Earnings per Share, basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. The weighted average shares outstanding utilized in the calculation of earnings per share take into account share issues on the issuance date and the Company’s repurchases of its Common Stock on the repurchase date. See Note 9 for additional information on the Company’s share activity. For the year ended December 31, 2022 and for the period May 14, 2021 to December 31, 2021, there were no potentially dilutive common shares issued.

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

Cash Equivalents

Cash equivalents are highly liquid investments with a current maturity of three months or less at the date of acquisition, which may include temporary investments in U.S. Treasury Bills (of varying maturities) or money market funds. There were no cash equivalents outstanding on the Company’s Statements of Assets and Liabilities as of December 31, 2022 and December 31, 2021.

Unamortized Deferred Financing Costs

Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. Deferred financing costs are capitalized as incurred and amortized on a straight line basis to maturity of the Secured Credit Facility (as defined herein). For the year ended December 31, 2022 and for the period May 14, 2021 to December 31, 2021, the Company had $440,322 and $37,131, respectively, of expensed financing costs included in interest and other financing fees on the Statements of Operations. As of December 31, 2022 and December 31, 2021, the Company had $1,474,527 and $291,219, respectively, of unamortized deferred financing costs as shown in deferred financing cost on the Statements of Assets and Liabilities.

Organization and Offering Costs

Organizational and offering costs are expensed as incurred. These expenses consist primarily of legal fees and other costs incurred with Company’s share offerings, the preparation of the Company’s registration statement, and registration fees. For the year ended December 31, 2022, the Company had incurred no organizational costs, and for the period from May 14, 2021 to December 31, 2021, the Company had incurred organizational costs in the amount of $272,555. As of December 31, 2022 and December 31, 2021, no organizational costs remained payable on the Statements of Assets and Liabilities.  For the year ended December 31, 2022 and for the period from May 14, 2021 to December 31, 2021, the Company incurred offering costs in the amount of $273,988 and $57,205, respectively, as shown as a component of the general and administrative fees in the Statements of Operations, of which was $96,785 and $57,205 remained payable as of December 31, 2022 and December 31, 2021, respectively, and is included in other payables on the Statements of Assets and Liabilities.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Financial Statements – (continued)
Custodian Fees

The Company has entered into a custody agreement with State Street Bank and Trust Company (the “Custodian”). For the year ended December 31, 2022 and for the period from May 14, 2021 (date of formation) to December 31, 2021, the Company incurred expenses for services provided by the Custodian of $30,000 and $11,507, respectively, which is included in professional fees on the Statements of Operations. As of December 31, 2022 and December 31, 2021, $4,069 and $6,569, respectively, remained payable, which is included in professional fees payable on the Statements of Assets and Liabilities.

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

To qualify as a RIC under Subchapter M of the Code, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its Stockholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses. In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending October 31 in that calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. For the year ended December 31, 2022 and for the period from May 14, 2021 to December 31, 2021, the Company did not record a net expense on the Statements of Operations for U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current period. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company did not record any uncertain income tax positions for the year ended December 31, 2022 and for the period ending December 31, 2021. The aggregate amortized tax basis cost of investments included on the Schedule of Investments as of December 31, 2022 and December 31, 2021 was $300,834,211 and $100,461,162, respectively.

Recent Accounting Pronouncements

In January 2021, the FASB issued Accounting Standards Update No. 2021-01 (“ASU 2021-01”), “Reference Rate Reform (Topic 848)”. ASU 2021-01 is an update of ASU 2020-04, which is in response to concerns about structural risks of interbank offered rates, and particularly the risk of cessation of LIBOR. Regulators have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. ASU 2020-04 provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. ASU 2020- 04 is elective and applies to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The ASU 2021-01 update clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The amendments in this update are effective immediately through December 31, 2022, for all entities. On December 21, 2022, the FASB issued a new Accounting Standards Update ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848,” that extends the sunset (or expiration) date of Accounting Standards Codification (ASC) Topic 848 to December 31, 2024. This gives reporting entities two additional years to apply the accounting relief provided under ASC Topic 848 for matters related to reference rate reform. The ASU is effective immediately. The Company is currently evaluating its impact on the Company’s financial statements.

Note 3. Investments

The following tables show the composition of the Company’s investment portfolio, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	December 31, 2022
	Amortized Cost		Fair Value
First Lien Senior Secured Loan	$265,743,871	88.4%	$260,982,122	86.1%
Second Lien Senior Secured Loan	6,522,877	2.2	6,250,270	2.1
Preferred Equity Securities	23,263,729	7.7	27,088,732	8.9
Warrants and Other Equity Securities	2,447,879	0.8	5,829,429	1.9
Fund Investments	2,855,855	0.9	3,045,128	1.0
Total	$300,834,211	100.0%	$303,195,681	100.0%

	December 31, 2021
	Amortized Cost		Fair Value
First Lien Senior Secured Loan	$79,755,546	79.4%	$79,686,882	76.9%
Second Lien Senior Secured Loan	9,581,380	9.5	9,748,549	9.4
Preferred Equity Securities	8,856,138	8.8	10,604,516	10.2
Warrants and Other Equity Securities	2,268,098	2.3	3,600,418	3.5
Total	$100,461,162	100.0%	$103,640,365	100.0%

The following tables show the composition of the Company’s investment portfolio by geographic region, at amortized cost and fair value (with corresponding percentage of total portfolio investments). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business:

	December 31, 2022
	Amortized Cost		Fair Value
Southeast	$85,623,345	28.4%	$85,292,317	28.1%
Midwest	59,467,806	19.8	59,601,511	19.7
West	52,326,463	17.4	52,216,550	17.2
Northeast	44,592,174	14.8	46,433,182	15.3
Southwest	26,959,274	9.0	27,810,986	9.2
East	23,143,747	7.7	22,594,017	7.5
South	8,721,402	2.9	9,247,118	3.0
Total	$300,834,211	100.0%	$303,195,681	100.0%

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Financial Statements – (continued)
	December 31, 2021
	Amortized Cost		Fair Value
Midwest	$12,522,150	12.5%	$12,875,181	12.4%
Northeast	18,991,567	18.9	20,274,350	19.6
Southeast	21,298,932	21.2	21,267,640	20.5
Southwest	10,188,992	10.1	10,383,035	10.0
West	26,101,626	26.0	27,466,799	26.5
East	11,357,895	11.3	11,373,360	11.0
Total	$100,461,162	100.0%	$103,640,365	100.0%

The following tables show the composition of the Company’s investment portfolio by industry, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	December 31, 2022
	Amortized Cost		Fair Value
Aerospace & Defense	$6,236,534	2.0%	$5,877,696	1.8%
Commercial Services & Supplies	10,581,492	3.5	10,629,012	3.5
Construction & Engineering	38,854,336	12.9	36,895,770	12.2
Consumer Finance	3,460,009	1.2	3,836,822	1.3
Distributors	14,383,702	4.8	14,383,702	4.7
Diversified Consumer Services	14,281,403	4.7	14,502,291	4.8
Diversified Financials	2,855,855	0.9	3,045,128	1.0
Diversified Telecommunication Services	16,003,601	5.3	17,241,546	5.7
Electrical Equipment	9,836,785	3.3	9,836,785	3.2
Entertainment	18,531,121	6.2	19,165,339	6.3
Food Products	6,858,124	2.3	6,953,360	2.3
Healthcare Providers & Services	16,015,128	5.3	15,185,883	5.0
Hotels, Restaurants & Leisure	4,948,532	1.6	4,919,446	1.6
Household Durables	4,380,844	1.5	2,586,687	0.9
Household Products	4,855,599	1.6	4,073,972	1.3
IT Services	13,842,228	4.6	14,001,990	4.6
Leisure Products	4,751,059	1.6	4,793,707	1.6
Machinery	5,983,378	2.0	6,635,785	2.2
Media	23,427,497	7.8	25,659,236	8.5
Personal Products	4,480,452	1.5	4,335,304	1.4
Professional Services	32,279,702	10.7	34,425,860	11.4
Road & Rail	14,612,085	4.9	14,752,716	4.9
Software	6,017,290	2.0	5,961,468	2.0
Specialty Retail	6,314,472	2.1	6,318,303	2.1
Trading Companies & Distributors	17,042,983	5.7	17,177,873	5.7
Total	$300,834,211	100.0%	$303,195,681	100.0%

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Financial Statements – (continued)
	December 31, 2021
	Amortized Cost		Fair Value
Aerospace & Defense	$3,549,985	3.5%	$3,406,449	3.3%
Commercial Services & Supplies	9,416,447	9.4	9,446,485	9.1
Construction & Engineering	21,169,290	21.2	21,566,475	20.9
Consumer Finance	2,431,198	2.4	2,872,016	2.8
Diversified Consumer Services	4,533,152	4.5	4,707,478	4.5
Diversified Telecommunication Services	7,764,750	7.7	8,835,342	8.5
Entertainment	9,285,773	9.2	9,903,617	9.6
Healthcare Providers & Services	1,452,715	1.4	1,464,446	1.4
Household Durables	4,150,656	4.1	4,229,816	4.1
Household Products	4,039,833	4.1	3,716,607	3.6
IT Services	1,962,579	2.0	1,999,150	1.9
Leisure Products	4,632,103	4.6	4,632,103	4.5
Media	6,131,793	6.1	7,094,439	6.8
Personal Products	4,590,922	4.6	4,590,821	4.4
Professional Services	8,383,197	8.3	8,029,455	7.7
Road & Rail	938,249	0.9	1,013,686	1.0
Software	6,028,520	6.0	6,131,980	5.9
Total	$100,461,162	100.0%	$103,640,365	100.0%

Note 4. Fair Value Measurements Investments

FASB ASC 820, Fair Value Measurement (“ASC Topic 820”), clarifies the definition of fair value as the amount that would be received in the sale of an asset or paid in the transfer of a liability in an orderly transaction between market participants at the measurement date. Where available, the Company uses quoted market prices based on the last sales price on the measurement date.

In accordance with ASC 820, the Company discloses the fair value of its investments in a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to valuations based upon unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to valuations based upon unobservable inputs that are significant to the valuation (Level 3 measurements). To the extent that fair value is based on inputs that are less observable, the determination of fair value requires a significant amount of management judgment. Investments which are valued using NAV as a practical expedient are excluded from this hierarchy.

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

The financial statements include portfolio investments at fair value of $303,195,681 and $103,640,365 as of December 31, 2022 and December 31, 2021, respectively. On December 3, 2020, the SEC announced its adoption of Rule 2a-5 under the 1940 Act, which establishes an updated regulatory framework for determining the fair value of assets for which market quotations are not readily available in good faith for purposes of the 1940 Act. The new rule had a compliance date of September 8, 2022 and clarifies how fund boards can satisfy their valuation obligations for such assets and permits boards, subject to board oversight and certain other conditions, to designate certain parties to perform the fair value determinations for such assets. As of the date of this annual report on Form 10-K, the Board has not designated any party to perform the fair valuation determinations for such assets and continues to determine the fair value of such assets in compliance with relevant provisions of the 1940 Act.

The Company valued its investments in underlying funds based on its proportionate interest in NAV of the underlying funds. For the purpose of classifying the investments in underlying funds within the fair value hierarchy, the Company makes use of the practical expedient under ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or its Equivalent). As of December 31, 2022, the Company's investments in underlying funds amounted to $3,045,128.

U.S. GAAP requires that the Company disclose the Company’s pro-rata portion of individual securities, if available, that are reported to the Company by the underlying portfolio funds that exceed 5% of the Company’s capital balance.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Financial Statements – (continued)
The following tables present fair value measurements of investments, by major class according to the fair value hierarchy.

	Fair Value Measurements
December 31, 2022	Level 1	Level 2	Level 3	Total
First Lien Senior Secured Loan	$-	$-	$260,982,122	$260,982,122
Second Lien Senior Secured Loan	-	-	6,250,270	6,250,270
Preferred Equity Securities	-	-	27,088,732	27,088,732
Warrants and Other Equity Securities	-	-	5,829,429	5,829,429
Total Investments	$-	$-	$300,150,553	$300,150,553

	Fair Value Measurements
December 31, 2021	Level 1	Level 2	Level 3	Total
First Lien Senior Secured Loan	$-	$-	$79,686,882	$79,686,882
Second Lien Senior Secured Loan	-	-	9,748,549	9,748,549
Preferred Equity Securities	-	-	10,604,516	10,604,516
Warrants and Other Equity Securities	-	-	3,600,418	3,600,418
Total Investments	$-	$-	$103,640,365	$103,640,365

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

The following tables provide a reconciliation of the beginning and ending balances for investments at fair value that use Level 3 inputs for the year ended December 31, 2022:

	Investments
	First Lien Senior Secured Loan	Second Lien Senior Secured Loan	Preferred Equity Securities	Warrants and Other Equity Securities	Fund Investments	Total Investments
Balance as of December 31, 2021	$79,686,882	$9,748,549	$10,604,516	$3,600,418	$-	$103,640,365
Net realized gain on investments	43,607	-	-	-	-	43,607
Net change in unrealized gain (loss) on investments	(4,927,777)	(205,084)	2,076,625	2,049,230	189,273	(817,733)
Purchases of investments and other adjustments to cost (1)	185,559,090	15,868,326	14,407,591	179,781	2,855,855	218,870,643
Proceeds from sales of investments	(7,971,150)	-	-	-	-	(7,971,150)
Proceeds from principal repayments (2)	(10,246,750)	(323,301)	-	-	-	(10,570,051)
Lien status change	18,838,220	(18,838,220)	-	-	-	-
Balance as of December 31, 2022	$260,982,122	$6,250,270	$27,088,732	$5,829,429	$3,045,128	$303,195,681

(1)	Includes purchases of new investments, premium and discount accretion and amortization and PIK interest.
(2)	Includes paydowns receivable included in the Statements of Assets and Liabilities.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Financial Statements – (continued)
The following tables provide a reconciliation of the beginning and ending balances for investments at fair value that use Level 3 inputs for the period from May 14, 2021 to December 31, 2021:

	Investments
	First Lien Senior Secured Loan	Second Lien Senior Secured Loan	Preferred Equity Securities	Warrants and Other Equity Securities	Total Investments
Balance as of May 14, 2021*	$32,804,029	$854,681	$7,468,793	$1,737,755	$42,865,258
Net realized gain on investments	-	-	-	240,492	240,492
Net change in unrealized gain (loss) on investments	57,925	196,597	(329,718)	142,838	67,642
Purchases of investments and other adjustments to cost (1)	50,049,082	8,846,343	3,465,441	1,810,873	64,171,739
Proceeds from sales of investments	(512,470)	-	-	(331,540)	(844,010)
Proceeds from principal repayments (2)	(2,711,684)	(149,072)	-	-	(2,860,756)
Balance as of December 31, 2021	$79,686,882	$9,748,549	$10,604,516	$3,600,418	$103,640,365

*	Date of Formation of the Company.
(1)	Includes purchases of new investments, premium and discount accretion and amortization and PIK interest.
(2)	Includes paydowns receivable included in the Statements of Assets and Liabilities.

The net change in unrealized gain (loss) on investments included on the Statements of Operations for the year ended December 31, 2022 and for the period from May 14, 2021 to December 31, 2021, attributable to Level 3 investments still held as of December 31, 2022 and December 31, 2021 was $(817,733) and $67,642, respectively.

Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period which the reclassifications occur. There were no transfers among Levels 1, 2 and 3 for the year ended December 31, 2022 and for the period from May 14, 2021 to December 31, 2021.

Purchases (including accretion, amortization, PIK interest) for the year ended December 31, 2022 amounted to $218,870,643 of fair value. Purchases (including accretion, amortization, PIK interest) and transfers for the period from May 14, 2021 to December 31, 2021 amounted to $64,171,739 and $42,865,258 of fair value, respectively.

For the year ended December 31, 2022, the Company invested (net of original issue discount) $150,843,665 in 22 new portfolio companies and $66,668,982 in sixteen existing portfolio companies as reflected in the Schedule of Investments. For the period from May 14, 2021 to December 31, 2021, the Company invested (net of original issue discount) $50,487,790 in ten new portfolio companies and $13,332,543 in sixteen existing portfolio companies as reflected in the Schedule of Investments.

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

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Financial Statements – (continued)
The table below summarizes the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy as of December 31, 2022.

						Range
	Fair Value	Valuation Technique	Unobservable Input	Weighted Average Mean		Minimum		Maximum
Assets:
First Lien Senior Secured Loan	$195,396,657	Discounted Cash Flow	Market Yields	15.0%		6.5%		27.0%
			EBITDA Multiple	8.06	x	3.50	x	34.75	x
First Lien Senior Secured Loan	9,996,357	Discounted Cash Flow	Market Yields	26.8%		19.0%		32.6%
			Revenue Multiple	1.33	x	0.23	x	3.00	x
First Lien Senior Secured Loan	9,212,424	Enterprise Value Method	Revenue Multiple	0.46	x	0.25	x	1.25	x
First Lien Senior Secured Loan	46,376,684	Recent Transaction	N/A	N/A		N/A		N/A
Second Lien Senior Secured Loan	6,250,270	Discounted Cash Flow	Market Yields	15.1%		14.4%		15.8%
			EBITDA Multiple	6.75	x	6.25	x	7.25	x
Preferred Equity Securities	2,165,391	Discounted Cash Flow	Market Yields	17.8%		17.8%		17.8%
			EBITDA Multiple	3.75	x	3.50	x	4.00	x
Preferred Equity Securities	26,528	Discounted Cash Flow	Market Yields	16.8%		16.8%		16.8%
			Revenue Multiple	0.55	x	0.44	x	0.65
Preferred Equity Securities	3,469,292	Enterprise Value Method	Revenue Multiple	0.60	x	0.30	x	0.70	x
			EBITDA Multiple	10.75	x	5.75	x	11.25	x
Preferred Equity Securities	1,406,681	Enterprise Value Method	Revenue Multiple	2.42	x	0.44	x	3.00	x
Preferred Equity Securities	16,859,290	Enterprise Value Method	EBITDA Multiple	8.01	x	5.75	x	13.00	x
Preferred Equity Securities	3,161,550	Recent Transaction	N/A	N/A		N/A		N/A
Warrants and Other Equity Securities	1,890,932	Enterprise Value Method	Revenue Multiple	2.46	x	0.23	x	3.00	x
Warrants and Other Equity Securities	3,938,497	Enterprise Value Method	EBITDA Multiple	6.83	x	3.50	x	34.75	x
Fund Investments	3,045,128	Other	N/A	N/A		N/A		N/A
Total Level 3 Assets	$303,195,681

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

An affiliated company is a company in which the Company has an ownership interest of 5% or more of its voting securities. A controlled affiliate company is a company in which the Company has an ownership interest of more than 25% of its voting securities. Please see the Company’s Schedule of Investments for the type of investment, principal amount, interest rate including the spread, and the maturity date. For the year ended December 31, 2022 and for the period from May 14, 2021 to December 31, 2021, Star Mountain Fund Management, LLC’s managed funds had an ownership interest of 25% or more in one company’s voting securities.

Transactions related to the Company’s investments with controlled affiliates for the year ended December 31, 2022 and for the period from May 14, 2021 to December 31, 2021, were as follows:

December 31, 2022	Equity Ownership Held by the Company	Equity Ownership Held by Star Mountain Affiliate Funds
Issuer:
Arrow Home Health LLC	2.2%	55.5%

December 31, 2021	Equity Ownership Held by the Company	Equity Ownership Held by Star Mountain Affiliate Funds
Issuer:
Arrow Home Health LLC	3.2%	55.5%

Note 6. Transactions with Related Parties

Star Mountain Lower Middle-Market (Offshore) Ltd. (the “Feeder Fund”) was formed as a Cayman Islands exempted company and commenced operations on August 17, 2021. The Feeder Fund has been formed to invest all or substantially all of its investable assets in the common stock of the Company. As of December 31, 2022 and December 31, 2021, the Feeder Fund had $12,470,000 and $5,338,000 in capital committed to the Company, respectively, and an ownership percentage in the Company of 5.67% and 3.72%, respectively. As of December 31, 2022, the Feeder Fund had $110,891 of contributions payable to the Company. As of December 31, 2021 the Feeder Fund had no contributions payable to the Company.

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

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Financial Statements – (continued)
Management fees for the year ended December 31, 2022 and for the period from May 14, 2021 to December 31, 2021 were $3,467,163 and $757,520, respectively. For the year ended December 31, 2022 and for the period from May 14, 2021 to December 31, 2021, Star Mountain Fund Management, LLC elected to voluntarily waive $279,725 and $0, respectively, of such management fees. The management fees waived are not recoupable by Star Mountain Fund Management, LLC. There is no guarantee that Star Mountain Fund Management, LLC will waive management fees in the future, and Star Mountain Fund Management, LLC may discontinue or modify any such waivers in the future at its discretion. As of December 31, 2022 and December 31, 2021, $1,049,992 and $757,520 of management fees remained payable, respectively.

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

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Financial Statements – (continued)
Incentive fees for the year ended December 31, 2022 and for the period from May 14, 2021 to December 31, 2021 were $1,960,085 and $225,883, respectively. For the year ended December 31, 2022 and for the period from May 14, 2021 to December 31, 2021 Star Mountain Fund Management, LLC elected to voluntarily waive $2,185,968 and $0 of such incentive fees, respectively. The incentive fees waived for the year ended December 31, 2022 are not recoupable and there is no guarantee that Star Mountain Fund Management, LLC will waive incentive fees in the future, and Star Mountain Fund Management, LLC may discontinue or modify any such waivers in the future at its discretion. As of December 31, 2022, no incentive fees remained payable and as of December 31, 2021, $225,883 remained payable, which had subsequently been waived.

Administration Fees

The Company has entered into the Administration Agreement with Star Mountain Fund Management, LLC, under which the Company reimburses the Administrator for its allocable portion of overhead and other expenses, including the costs of furnishing the Company with office facilities and equipment and providing clerical, bookkeeping, record-keeping and other administrative services at such facilities, and the Company’s allocable portion of the cost of the chief financial officer and chief compliance officer and their respective staffs. To the extent that the Administrator outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis, without incremental profit, to the Administrator. For the year ended December 31, 2022 and for the period from May 14, 2021 to December 31, 2021 the Company incurred reimbursement expenses of $182,766 and $115,068, respectively, included under General and Administrative fees on the Statements of Operations. As of December 31, 2022, $35,877 of reimbursement expense was payable as shown in the Statements of Assets and Liabilities as reimbursement expense payable and as of December 31, 2021 no reimbursement expense was payable.

The Administrator has entered into a sub-administration agreement with SS&C Technologies, Inc. (the “Sub-Administrator”), under which the Sub-Administrator provides various accounting and administrative services to the Company. Administrative services may include maintenance of the Company’s books and records, processing of investor transactions, and calculation of the NAV. For the year ended December 31, 2022 and for the period from May 14, 2021 to December 31, 2021, the Company incurred expenses for services provided by the Sub-Administrator of $412,218 and $99,285, respectively, which is included in professional fees on the Statements of Operations. As of December 31, 2022, there was no amount payable for expenses incurred for services provided by the Sub-Administrator and as of December 31, 2021, $7,139 remained payable, which is included in professional fees payable on the Statements of Assets and Liabilities.

Directors’ Fees

The Company incurs certain fees and expenses paid to the Company’s independent directors (including expenses and costs related to meetings of the independent directors); for the year ended December 31, 2022 and for the period from May 14, 2021 to December 31, 2021 directors’ expenses are $89,151 and $50,849, respectively, as shown on the Statements of Operations. As of December 31, 2022 and December 31, 2021, $20,000 and $10,849 of directors’ expenses remained payable, respectively, which is included in professional fees payable as shown on the Statements of Assets and Liabilities.

Note 7. Borrowings

On July 2, 2021, the Company entered into a Loan and Servicing Agreement (the “Loan Agreement”) with Sterling National Bank (“SNB”), which provides for a $55 million senior secured revolving credit facility (“Secured Credit Facility”). In February 2022, SNB was subsequently acquired by Webster Bank (“Webster”), which took over the relationship with the Company. On January 12, 2022, the Company entered into a second amendment to the Secured Credit Facility to upsize the Secured Credit Facility to $80 million. On May 6, 2022, the Company entered into an amendment to the Secured Credit Facility to upsize the Secured Credit Facility to $125 million. On September 16, 2022, the Company entered into an amendment to the Secured Credit Facility to upsize the Secured Credit Facility to $200 million.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Financial Statements – (continued)
As of December 31, 2022, the Secured Credit Facility commitment amounts were as follows:

Secured Credit Facility Lender	Commitment
Webster Bank	$67,500,000
Blue Ridge Bank	25,000,000
First Foundation Bank	20,000,000
Mitsubishi HC Capital America, Inc.	20,000,000
Woodforest National Bank	20,000,000
Forbright Bank	17,500,000
Apple Bank	15,000,000
Peapack-Gladstone Bank	15,000,000
Total Commitment	$200,000,000

Borrowings can be increased to a maximum of $350 million in accordance with the Secured Credit Facility accordion feature terms and conditions and are limited by various advance rates and concentration limits.

As of December 31, 2022 and December 31, 2021, the total fair value of the borrowings outstanding under the Secured Credit Facility was $145,000,000 and $34,000,000, respectively.

Advances under the Secured Credit Facility bear interest at a per annum rate equal to the Prime rate in effect on such day minus 0.35%. Inclusive of syndication, agency, and administrative fees paid to Webster, the total annualized cost of capital is estimated to be 8.0%. The Company will also pay a non-utilization fee on the average daily unused amount of the aggregate commitments until the commitment termination date (as defined in the Loan Agreement). As of December 31, 2022, the total commitments under the Secured Credit Facility were $200 million. Proceeds from borrowings under the Secured Credit Facility may be used to finance certain investments, fulfill payment obligations under the Secured Credit Facility, make distributions/payments permitted by the Loan Agreement. All amounts outstanding under the Secured Credit Facility must be repaid by the fourth anniversary of the initial closing of the Secured Credit Facility. The Company’s obligations to the lenders under the Secured Credit Facility are secured by a first priority security interest in substantially all of the Company’s assets, subject to certain exclusions.

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

On June 22, 2022 the Company entered into a Loan and Security Agreement with East West Bank, which provides for cash or credit advances of up to $25 million (the “Revolving Credit Line”) pursuant to the terms and conditions of the Revolving Credit Line. On September 26, 2022, the Company entered into an amendment with East West Bank, to downsize the Revolving Credit Line to $21 million. All amounts outstanding under the Revolving Credit Line must be repaid by June 22, 2023. As of December 31, 2022 and December 31, 2021, the total fair value of the borrowings outstanding under the Revolving Credit Line was $8,000,000 and $0, respectively.

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

	For the year ended December 31, 2022	For the period May 14, 2021* to December 31, 2021
Interest expense - Secured Credit Facility	$4,222,007	$129,638
Interest expense - Revolving Credit Line	433,472	-
Unused commitment fees	277,339	149,153
Amortization of deferred financing costs	440,322	37,131
Utilization fees	425,175	9,979
Total interest and other debt financing fees	$5,798,315	$325,901
Average debt outstanding	$90,928,767	$6,810,345
Average stated interest rate	5.12%	2.99%

*	Date of Formation of the Company.

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
The following permanent differences were reclassified for tax purposes:

	For the year ended December 31, 2022	For the period May 14, 2021 to December 31, 2021
Increase (decrease) in capital in excess of par value	$202,722	$10,594,332
Increase (decrease) in accumulated undistributed (overdistributed) earnings	(202,722)	(10,594,332)

Taxable income generally differs from net increase (decrease) in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses and generally excludes unrealized gain (loss) on investments as investment gains and losses are not included in taxable income until they are realized. The temporary and permanent differences in the recognition of income and expenses for the year ended December 31, 2022 and for the period from May 14, 2021 to December 31, 2021 are primarily due to organizational cost amortization.

Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. Under the Regulated Investment Company Modernization Act of 2010, capital losses incurred after September 30, 2011 are not subject to expiration and retain their character as either short-term or long-term capital losses. As of December 31, 2022 and December 31, 2021, the Company had no short-term capital loss carryforwards. As of December 31, 2022 and December 31, 2021, the Company had no long-term capital loss carryforwards.

The following table reconciles net increase in net assets resulting from operations to taxable income:

	For the year ended December 31, 2022	For the period May 14, 2021 to December 31, 2021
Net change in unrealized (gain) loss	$2,090,736	$3,399,241
Undistributed ordinary income	399,145	-
Other cumulative effect of timing differences	(242,886)	(261,056)
Total taxable income	$2,246,995	$3,138,185

For income tax purposes, distributions paid to stockholders are reported as ordinary income, return of capital, redemption, long term capital gains or a combination thereof. The following table provides the tax character of distributions declared:

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Financial Statements – (continued)
	For the year ended December 31, 2022	For the period May 14, 2021 to December 31, 2021
Ordinary income	$10,682,401	$2,267,468
Redemption	-	13,457,540
Long-term capital gains	-	240,492
Total	$10,682,401	$15,965,500

As of December 31, 2022, the estimated cost basis of investment for U.S. federal income tax purposes was $301,104,946, resulting in estimated net unrealized gain of $2,090,736, comprised of estimated gross unrealized gains of $11,979,460 and gross unrealized losses of $9,888,724. As of December 31, 2021, the estimated cost basis of investment for U.S. federal income tax purposes was $100,461,162, resulting in estimated net unrealized gain of $3,399,241, comprised of estimated gross unrealized gains of $4,230,974, gross unrealized losses of $1,051,771 and net unrealized foreign currency gains of $220,038.

Note 9. Stock Issuances

As of December 31, 2022 and December 31, 2021, the total number of shares of all classes of capital stock that the Company has the authority to issue was 200,000,000 shares of Common Stock, par value $0.001 per share.

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

For the year ended December 31, 2022, the Company entered into subscription agreements (collectively, the “Subscription Agreements”) with new investors, providing for the private placement of common shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase common shares up to the amount of their respective capital commitments on an as-needed basis with a minimum of 8 business days’ prior notice. As of December 31, 2022 and December 31, 2021, the Company had received capital commitments totaling $219,908,470 and $143,588,000, respectively.

As of December 31, 2022, net contributions of $165,406,541 had been made by Stockholders and $54,501,929 remained available to be drawn by the Company.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Financial Statements – (continued)
The following tables summarize the issuance of shares for the year ended December 31, 2022 and for the period from May 14, 2021 to December 31, 2021:

Date	Price per share	Shares Issued	Proceeds
For the year ended December 31, 2022:
March 25, 2022	$25.59	708,935	$18,142,000
April 21, 2022	25.73	446,880	11,448,234
September 12, 2022	25.58	441,121	11,283,885
November 22, 2022	25.25	2,186,113	55,199,312
		3,783,049	$96,073,431

Stock issued in connection with dividend reinvestment plan
January 14, 2022	25.32	24,306	615,437
May 20, 2022	25.64	21,875	560,883
July 29, 2022	25.51	36,141	921,955
November 4, 2022	25.34	49,212	1,247,052
		131,534	$3,345,327
Total		3,914,583	$99,418,758

Date	Price per share	Shares Issued	Proceeds
Period from May 14, 2021* to December 31, 2021:
May 14, 2021	$25.00	1,688,601	$42,215,029
June 11, 2021	25.19	629,240	15,851,000
August 17, 2021	25.10	244,608	6,139,651
November 4, 2021	25.88	740,397	19,161,474
		3,302,846	$83,367,154

Stock issued in connection with dividend reinvestment plan
August 20, 2021	25.07	11,997	300,751
November 19, 2021	25.78	5,631	145,176
		17,628	445,927
Total		3,320,474	$83,813,081

*	Date of Formation of the Company.

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

During the quarter ended September 30, 2022, the Company commenced a tender offer (the “Q3 2022 Tender Offer”) pursuant to which the Company offered to repurchase up to 99,486 shares of common stock for $2,564,753 from the Stockholders at a Purchase Price of $25.78, which represented 2.5% of the Company’s outstanding shares of common stock as of June 30, 2022. Stockholders who tendered shares of common stock in the Q3 2022 Tender Offer received, at the expiration of the Q3 2022 Tender Offer, a non-interest bearing, non-transferable promissory note entitling such Stockholders to an amount in cash equal to the number of shares of common stock accepted for purchase multiplied by the Purchase Price. The Q3 2022 Tender Offer expired on September 23, 2022. As of December 31, 2022, the Q3 2022 Tender Offer has been fully paid.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Financial Statements – (continued)
The following table summarizes shares of common stock purchased during the year ended December 31, 2022:

Quarter Ended	Payment Date	Shares of Common Stock	Dollar Amount
September 30, 2022	November 15, 2022	99,486	$2,564,753

The Company’s distributions are recorded on the record date. For the year ended December 31, 2022, distributions declared to Stockholders totaled $10,682,401 of which $3,601,431 was paid as a cash distribution and $2,729,890 was paid in the form of 107,228 shares of the Company’s common stock issued to existing Stockholders. Subsequent to December 31, 2022, distributions of $2,169,650 will be paid out in cash and $2,181,430 will be paid in the form of 86,086 shares of Company's common stock issued to existing shareholders. Distribution payments have been made in accordance with Stockholders DRP payment election as disclosed in Note 2.

The following table summarizes the settlement of distributions declared and recorded as of December 31, 2022 and for the year ended December 31, 2022 and the subsequent payment and issuance of those distributions for the year ended December 31, 2022:

Date Declared	Record Date	Payment/Issuance Date	Amount Per Share	Amount Paid in Cash	Amount Settled via Newly Issued Shares	Total
Year ended December 31, 2022
May 18, 2022	May 18, 2022	May 20, 2022	$0.30	$626,388	$560,883	$1,187,271
June 30, 2022	June 30, 2022	July 29, 2022	0.57	1,346,329	921,955	2,268,284
October 4, 2022	October 4, 2022	November 4, 2022	0.66	1,628,714	1,247,052	2,875,766
December 31, 2022	December 31, 2022	January 26, 2023	0.66	2,169,650	2,181,430	4,351,080
Total			$2.19	$5,771,081	$4,911,320	$10,682,401

As of December 31, 2022, $4,351,080 of distributions declared and recorded remained payable as shown in distributions payable on the Statements of Assets and Liabilities. As of December 31, 2022, $3,345,327 of distributions as shown in stock issued in connection with dividend reinvestment plan on the Statements of Changes in Net Assets includes the effect of distributions payable as of December 31, 2021.

The following table summarizes the settlement of distributions declared and recorded as of December 31, 2021 and for the period from May 14, 2021 to December 31, 2021 and the subsequent payment and issuance of those distributions for the period from May 14, 2021 to December 31, 2021:

Date Declared	Record Date	Payment/Issuance Date	Amount Per Share	Amount Paid in Cash	Amount Settled via Newly Issued Shares	Total
Period from May 14, 2021* to December 31, 2021:
August 10, 2021	August 10, 2021	August 20, 2021	$0.13	$568	$300,751	$301,319
November 10, 2021	November 10, 2021	November 19, 2021	0.18	318,225	145,175	463,400
December 31, 2021	December 31, 2021	January 14, 2022	0.46	662,190	615,437	1,277,627
Total			$0.77	$980,983	$1,061,363	$2,042,346

*	Date of Formation of the Company.

On November 29, 2021 the Company redeemed 543,025 shares of common stock, representing an aggregate value of $13,923,154.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Financial Statements – (continued)
Note 11. Commitments, Contingencies, and Risks

Commitments: As of December 31, 2022 and December 31, 2021, the Company had $25,345,245 and $516,521, respectively, in outstanding commitments to direct investments. As of December 31, 2022 the Company had $1,105,362 in outstanding commitments to fund investments.

December 31, 2022	Outstanding Commitments
Direct Investments
Gridsource Incorporated, LLC	$4,166,667
PPC Event Services, Inc.	3,159,041
Rock Gate Capital, LLC (dba 160 Driving Academy)	1,296,848
TCP Acquisition, LLC	10,000,000
The Range NYC, LLC (dba Five Iron Golf)	6,722,689
Total Direct Investments	$25,345,245

Fund Investments
Madryn Select Opportunities, LP	$1,105,362
Total Fund Investments	$1,105,362

Total	$26,450,607

December 31, 2021	Outstanding Commitments
Direct Investments
Rock Gate Capital, LLC (dba 160 Driving Academy)	$516,521
Total Direct Investments	$516,521

Management believes that the Company’s available cash balances provide sufficient funds to cover its unfunded commitments as of December 31, 2022 and December 31, 2021.

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

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Financial Statements – (continued)
Note 12. Financial Highlights

The following is a schedule of financial highlights for the year ended December 31, 2022 and for the period from May 14, 2021 to December 31, 2021:

	For the year ended December 31, 2022	For the period May 14, 2021* to December 31, 2021
Per share data:
Net asset value at beginning of period	$25.26	$25.00
Net investment income (loss) (1)	2.47	0.80
Net realized and unrealized gain (loss) (1)	(0.18)	0.12
Net increase (decrease) in net assets resulting from operations (1)	2.29	0.92
Stockholder distributions (2)	(1.20)	(0.36)
Dividend reinvestment plan distributions (2)	(0.99)	(0.41)
Other (3)	(0.15)	0.11
Net asset value at end of period	$25.21	$25.26
Net assets at end of period	$166,216,773	$70,162,127
Shares outstanding at end of period	6,592,546	2,777,449
Total return (4)	5.91%	4.13%
Ratio/Supplemental data:
Ratio of expenses to average net assets before incentive fees and waivers(5)	10.53%	5.92%
Ratio of expenses to average net assets after incentive fees and before waivers(5)	12.30%	6.28%
Ratio of expenses to average net assets after incentive fees and waivers (5)	10.08%	6.28%
Ratio of net investment income (loss) to average net assets before incentive fees and waivers(5)	9.23%	5.41%
Ratio of net investment income (loss) to average net assets after incentive fees and before waivers(5)	7.47%	5.05%
Ratio of net investment income (loss) to average net assets after incentive fees and waivers(5)	9.68%	5.05%
Portfolio turnover (6)	5.17%	4.22%

*	Date of Formation of the Company.

(1)	The per share data was derived by using the weighted average shares outstanding during the period presented.
(2)
Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent the Company’s taxable earnings fall below the total amount of the Company’s distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the Company’s stockholders. The tax character of distributions was ordinary income for the year ended December 31, 2022.

(3)
Includes the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.

(4)	Total return is calculated as the change in NAV per share during the period, divided by the beginning NAV per share and assumes reinvestment of dividends at NAV. Total return is not annualized.
(5)	Ratios are annualized for periods less than one year. To the extent incentive fees are included within the ratio, they are not annualized.
(6)	Ratio is not annualized.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Financial Statements – (continued)
13. Subsequent Events

The Company has evaluated subsequent events through March 31, 2023, the date on which the financial statements were issued.

On December 31, 2022 the Company declared a dividend of $0.66 per share with a record date of December 31, 2022 to be paid in the form of cash and shares on January 26, 2023, the distribution payment date. On January 26, 2023 the Company paid a total distribution of $4,351,080, of which $2,169,650 was paid in cash and $2,181,430 in the form of 86,086 shares.

Pursuant to a capital drawdown notice to its investors, the Company issued and sold 803,600.47 shares of the Company’s common stock, par value $0.001 per share, on March 21, 2023, for an aggregate offering price of $20,339,128.

On December 15, 2022 the Company commenced a tender offer pursuant to which the Company offered to repurchase up to 108,930.54 shares of common stock for $2,746,139 from Shareholders at a Purchase Price of $25.21, which represented 2.5% of the Company’s shares outstanding as of September 30, 2022. Stockholders who tendered shares of common stock in the tender offer received, at the expiration, a non-interest bearing, non-transferable promissory note entitling such Stockholders to an amount in cash equal to the number of shares of common stock accepted for purchase multiplied by the Purchase Price. The tender offer expired on January 16, 2023. On March 16, 2023, the Company paid such stockholders a total of $2,746,139 representing the amount under the promissory notes.

ITEM 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2023	Star Mountain Lower Middle-Market Capital Corp.

	By:	/s/	Brett A. Hickey
	Name:		Brett A. Hickey
	Title:		Chief Executive Officer and President

Date: March 31, 2023	By:	/s/	Christopher J. Gimbert
	Name:		Christopher J. Gimbert
	Title:		Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the following capacities on March 31, 2023.

By:	/s/	Brett A. Hickey
Name:		Brett A. Hickey
Title:		Chief Executive Officer, President and Director

By:	/s/	Christopher J. Gimbert
Name:		Christopher J. Gimbert
Title:		Chief Financial Officer

By:	/s/	Stephen B. Paras
Name:		Stephen B. Paras
Title:		Director

By:	/s/	Jeffrey Rogers
Name:		Jeffrey Rogers
Title:		Director

By:	/s/	O. James Sterling
Name:		O. James Sterling
Title:		Director

By:	/s/	David S. Kimmel
Name:		David S. Kimmel
Title:		Director