Form 10-Q
period 2023-03-31
Star Mountain Lower Middle-Market Capital Corp
filed 2023-05-15
CIK 1786835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and, (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 15, 2023, the registrant had 7,650,244 shares of common stock, $0.001 par value, outstanding.

Part I. Financial Information
Item 1.	Financial Statements.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Schedule of Investments – (continued)

	March 31, 2023 (unaudited)	December 31, 2022
ASSETS
Non-controlled/non-affiliate investments at fair value (amortized cost of $324,594,764 and $299,401,792 as of March 31, 2023 and December 31, 2022, respectively)	$326,372,710	$301,766,151
Controlled/affiliate investments at fair value (amortized cost of $1,420,386 and $1,432,419 as of March 31, 2023 and December 31, 2022, respectively)	1,298,312	1,429,530
Interest receivable	3,160,687	2,873,029
Cash	2,146,691	18,958,445
Deferred financing cost	1,302,263	1,474,527
Paydown receivable	843,732	844,269
Prepaid expenses	32,083	-
Total assets	335,156,478	327,345,951

LIABILITIES

Credit facility payable	139,500,000	153,000,000
Redemptions payable	4,252,192	-
Credit facility interest payable	2,714,873	2,283,546
Management fees payable, net of fee waivers (Note 6)	1,183,382	1,049,992
Incentive fees payable, net of fee waivers (Note 6)	344,961	-
Professional fees payable	425,685	195,076
Other payables	300,521	187,230
Subscriptions received in advance	250,000	-
Legal fees payable	92,692	26,377
Reimbursement expense payable	80,606	35,877
Distributions payable	-	4,351,080
Total liabilities	149,144,912	161,129,178

Commitments and contingencies (Note 11)

Net assets	$186,011,566	$166,216,773

NET ASSETS
Common shares, $0.001 par value (200,000,000 shares authorized, 7,208,489 and 6,592,546 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively)	$7,209	$6,593
Contribution receivable	(110,891)	(110,891)
Additional paid-in capital	179,595,687	164,074,076
Accumulated undistributed (overdistributed) earnings	6,519,561	2,246,995
Total net assets	$186,011,566	$166,216,773

Net asset value per share	$25.80	$25.21

See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Statements of Operations
 (Unaudited)

	For the three months ended March 31,
	2023	2022
Non-controlled/non-affiliate investment income:
Interest income	$9,717,322	$2,766,301
PIK interest income	220,183	113,484
Dividend income	118,693	1,737
Other income	40,720	-
Controlled/affiliate investment income:
Dividend income	47,811	-
Interest income	28,501	23,868
Total investment income:	10,173,230	2,905,390

Operating expenses:
Interest and other financing fees	3,147,516	406,883
Management fees (Note 6)	1,382,563	513,911
Incentive fees (Note 6)	1,064,526	179,776
Professional fees	319,300	241,727
General and administrative fees	108,643	256,599
Legal expenses	69,866	66,575
Director expenses	19,726	19,726
Total expenses before fee waivers	6,112,140	1,685,197
Management fee waiver (Note 6)	(197,509)	-
Incentive fee waiver (Note 6)	(719,565)	-
Total expenses after fee waivers	5,195,066	1,685,197
Net investment income	4,978,164	1,220,193

Net gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliate investments	-	23,917
Net realized gain (loss) on investments	-	23,917

Net change in unrealized gain (loss):
Non-controlled/non-affiliate investments	(586,413)	(126,141)
Controlled/affiliate investments	(119,185)	44,778
Net change in unrealized gain (loss) on investments	(705,598)	(81,363)

Net gain (loss)	(705,598)	(57,446)

Net increase (decrease) in net assets resulting from operations	$4,272,566	$1,162,747

Per common share data:
Net investment income per share - basic and diluted	$0.75	$0.39
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.64	$0.37
Weighted average shares outstanding - basic and diluted	6,660,330	3,144,835

See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Statements of Changes in Net Assets
(Unaudited)

	Common Stock			Accumulated
For the three months ended March 31, 2022	Number of shares	Par value of shares	Additional paid- in capital	undistributed (overdistributed) earnings	Total net assets
Balance, December 31, 2021	2,777,449	$2,777	$67,021,165	$3,138,185	$70,162,127
Net investment income	-	-	-	1,220,193	1,220,193
Net realized gain (loss)	-	-	-	23,917	23,917
Net change in unrealized gain (loss) on investments	-	-	-	(81,363)	(81,363)
Issuance of common shares	708,935	709	18,141,291	-	18,142,000
Stock issued in connection with dividend reinvestment plan	24,306	24	615,413	-	615,437
Balance, March 31, 2022	3,510,690	$3,510	$85,777,869	$4,300,932	$90,082,311

For the three months ended March 31, 2023
Balance, December 31, 2022	6,592,546	$6,593	$163,963,185	$2,246,995	$166,216,773
Net investment income	-	-	-	4,978,164	4,978,164
Net change in unrealized gain (loss) on investments	-	-	-	(705,598)	(705,598)
Issuance of common shares	803,600	804	20,338,324	-	20,339,128
Purchases of shares in repurchase offer (1)	(273,743)	(274)	(6,998,057)	-	(6,998,331)
Stock issued in connection with dividend reinvestment plan	86,086	86	2,181,344	-	2,181,430
Balance, March 31, 2023	7,208,489	$7,209	$179,484,796	$6,519,561	$186,011,566

(1)	For further details please reference Note 10 in the accompanying Notes to Financial Statements.

See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Statements of Cash Flows
(Unaudited)

	For the three months ended March 31,
	2023	2022
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$4,272,566	$1,162,747
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided (used in) operating activities:
Net realized (gain) loss on investments	-	(23,917)
Net change in unrealized (gain) loss on investments	705,598	81,363
Net accretion of discounts and amortization of premiums	(329,927)	(124,053)
Purchases of investments	(26,383,056)	(33,972,860)
Proceeds from sales of investments	-	2,803,043
Proceeds from principal payments	1,752,764	2,950,038
Amortization of deferred financing costs	172,264	31,250
Payment-in-kind interest income	(220,183)	(113,484)
Changes in operating assets and liabilities:
Interest receivable	(287,658)	(96,354)
Prepaid expenses	(32,083)	-
Management fees payable, net of fee waivers (Note 6)	133,390	(208,395)
Incentive fees payable, net of fee waivers (Note 6)	344,961	179,777
Credit facility interest payable	431,327	162,010
Other payables	113,291	156,517
Professional fees payable	230,609	69,089
Legal fees payable	66,315	106,920
Reimbursement expense payable	44,729	18,932
Net cash provided by (used in) operating activities	(18,985,093)	(26,817,377)

Cash flows from financing activities:
Proceeds from issuance of common shares, including subscriptions received in advance	20,589,128	25,388,944
Payments in repurchase of shares	(2,746,139)	-
Proceeds from credit facility	23,500,000	10,000,000
Repayments of credit facility	(37,000,000)	-
Distributions paid	(2,169,650)	(662,190)
Deferred financing and debt issuance costs paid	-	(218,750)
Net cash provided by (used in) financing activities	2,173,339	34,508,004

Net increase (decrease) in Cash	(16,811,754)	7,690,627
Cash, beginning of period	18,958,445	2,491,307
Cash, end of period	$2,146,691	$10,181,934

Supplemental disclosures of cash flow information:
Non cash operating activities:
Interest received in kind	$220,183	$113,484

Supplemental and non cash financing activities:
Shares issued from dividend reinvestment plan (see Note 10)	2,181,430	615,437

Supplemental Information:
Cash paid for interest	$2,050,955	$114,173

See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Schedule of Investments
March 31, 2023
 (Unaudited)

Portfolio Company (1)(2)(3)(4)(5)(6)	Footnotes	Spread Above Index (7)	Interest Rate	Acquisition Date	Maturity	Principal, Shares, Units	Amortized Cost (8)	Fair Value (9)	% of Net Assets
Investments
First lien senior secured term loan
Aerospace & Defense
Consolidated Machine & Tool Holdings, LLC	(11)(19)	S+7.25% +5.91% PIK	10.00% Cash + 8.07% PIK	1/15/2020	1/15/2025	7,485,830	$7,369,174	$7,166,933	3.9%
						7,485,830	7,369,174	7,166,933	3.9
Commercial Services & Supplies
PPC Event Services, Inc.	(19)(20)	S+6.51%	11.42%	9/22/2022	9/22/2027	6,555,913	6,470,626	6,572,385	3.5
Swyft AcquireCo LLC (dba Swyft Filings)	(17)(18)	S+2.75%	7.55%	12/20/2021	12/20/2027	304,332	300,017	300,618	0.2
Swyft AcquireCo LLC (dba Swyft Filings)	(11)(18)	S+5.50%	10.30%	12/20/2021	12/20/2027	3,682,383	3,628,432	3,551,289	1.9
						10,542,628	10,399,075	10,424,292	5.6
Construction & Engineering
DCCM, LLC	(10)	L+6.90%	12.09%	8/6/2021	12/30/2026	18,817,139	18,510,404	18,525,473	10.0
Fremont-Wright, LLC	(12)	L+9.00%	13.86%	12/2/2020	12/2/2024	4,372,059	4,340,334	4,340,334	2.3
MechanAir, LLC	(10)	L+10.50%	15.69%	9/2/2021	9/2/2026	8,085,096	7,915,454	7,245,055	3.9
Watt Acquisition, LLC	(11)(19)	S+11.25%	16.16%	4/15/2022	4/15/2027	3,653,125	3,590,324	3,544,627	1.9
						34,927,419	34,356,516	33,655,489	18.1
Consumer Finance
Microf, LLC	(10)	L+10.75%	15.94%	3/29/2019	6/30/2025	3,462,993	3,452,533	3,462,993	1.9
						3,462,993	3,452,533	3,462,993	1.9
Distributors
48forty Intermediate Holdings, Inc.	(19)	S+6.10%	11.01%	10/11/2022	12/1/2026	14,962,406	14,415,337	14,365,313	7.7
						14,962,406	14,415,337	14,365,313	7.7
Diversified Consumer Services
Rock Gate Capital, LLC (dba 160 Driving Academy)	(10)(20)	L+7.50%	12.69%	10/16/2019	10/16/2024	14,293,117	14,144,741	14,249,250	7.7
						14,293,117	14,144,741	14,249,250	7.7
Diversified Telecommunication Services
Caregility Corporation	(10)	L+9.00%	14.19%	12/29/2021	12/29/2024	5,757,839	5,405,081	4,597,778	2.5
Gridsource Incorporated, LLC	(19)	S+8.50%	13.41%	12/16/2022	12/16/2027	14,180,912	13,787,163	13,849,078	7.4
YTC Holdings, Inc. (dba Yorktel)	(10)	L+9.75%	14.94%	9/23/2019	9/23/2024	3,682,034	3,659,805	3,682,034	2.0
						23,620,785	22,852,049	22,128,890	11.9
Electrical Equipment
Masterwork Electronics, Inc.	(19)	S+7.65%	12.56%	11/17/2022	11/17/2027	8,240,217	8,075,413	8,021,852	4.3
						8,240,217	8,075,413	8,021,852	4.3
Entertainment
Chicken Soup For The Soul, LLC	(12)	L+8.50%	13.36%	10/29/2021	3/31/2024	6,505,877	6,458,236	6,315,527	3.4
Linden Research, Inc. (dba Linden Labs)	(10)(11)	L+10.00% + 1.61% PIK	15.19% Cash + 1.61% PIK	12/31/2020	12/31/2025	4,709,801	4,620,406	4,722,740	2.5
NW Entertainment, LLC	(19)	S+7.76%	12.67%	11/4/2022	11/4/2027	6,513,277	6,399,295	6,392,130	3.4
						17,728,955	17,477,937	17,430,397	9.3
Food Products
Uncle John’s Pride, LLC	(18)	S+10.11%	14.91%	3/31/2022	3/31/2027	5,455,532	5,364,363	5,308,381	2.9
						5,455,532	5,364,363	5,308,381	2.9
Healthcare Providers & Services
Arrow Home Health, LLC (dba Acara Home Health)	(13)(19)	S+8.50%	13.41%	3/19/2021	3/19/2026	871,606	857,048	832,820	0.4
IPA Intermediate Co., LLC (dba Integrated Pain Associates)	(11)(19)	S+8.01%	12.92%	1/9/2023	1/9/2028	13,044,231	12,688,734	12,688,734	6.8
Klein Hersh, LLC	(11)(19)	S+10.76%	4.63% Cash + 11.05% PIK	4/27/2022	4/27/2027	15,204,446	14,540,331	13,363,187	7.2
						29,120,283	28,086,113	26,884,741	14.4
Hotels, Restaurants & Leisure
The Range NYC, LLC (dba Five Iron Golf)	(19)(20)	S+7.61%	12.52%	9/15/2022	9/15/2027	5,029,412	4,872,249	4,801,084	2.6
						5,029,412	4,872,249	4,801,084	2.6
Household Durables
SkyBell Technologies, Inc.	(21)	0.00%	0.00%	12/13/2019	12/13/2024	4,518,787	4,454,388	2,259,394	1.2
						4,518,787	4,454,388	2,259,394	1.2
Household Products
Coop Home Goods LLC (dba Coop Home Goods)	(11)(19)	S+8.26%	13.17%	6/18/2021	6/18/2026	4,385,303	4,326,957	3,934,477	2.1
						4,385,303	4,326,957	3,934,477	2.1
IT Services
CSI IT, LLC (dba Consulting Solutions)	(10)	L+10.50%	15.69%	1/29/2021	1/29/2026	13,907,974	13,656,612	13,907,974	7.5
						13,907,974	13,656,612	13,907,974	7.5
Leisure Products
MPUSA, LLC (dba Mission)	(10)	L+9.00%	14.19%	12/9/2021	12/9/2026	4,139,556	4,079,754	4,115,133	2.2
						4,139,556	4,079,754	4,115,133	2.2
Machinery
Texas Contract Manufacturing Group, Inc.	(19)	S+12.11%	17.02%	4/27/2022	4/27/2027	5,944,032	5,843,860	5,279,489	2.8
						5,944,032	5,843,860	5,279,489	2.8
Media
PadSquad, LLC	(19)	S+9.00%	13.91%	3/30/2022	3/30/2027	4,747,961	4,670,780	4,551,396	2.4
Trailer Park Group Holdings LLC	(11)(19)	S+7.76%	12.67%	8/2/2021	8/2/2026	14,416,682	14,142,431	14,008,690	7.5
						19,164,643	18,813,211	18,560,086	9.9
Personal Products
Japonesque, LLC	(11)(19)	S+8.18%	13.09% Cash + 2.00% PIK	11/23/2021	11/23/2026	4,580,435	4,515,269	4,422,428	2.4
						4,580,435	4,515,269	4,422,428	2.4
Professional Services
Lasalle Staffing, LLC	(11)(18)	S+7.11%	11.91%	2/15/2022	2/15/2027	7,900,000	7,740,825	7,900,000	4.2
NSC Technologies, LLC	(10)	L+8.50%	13.69%	4/26/2019	4/26/2024	4,356,132	4,319,506	4,248,100	2.3
PQT Ayaquhs, LLC (dba WWC Global)	(19)	S+8.26%	13.17%	8/1/2022	8/1/2027	7,755,040	7,617,942	7,755,040	4.2
						20,011,172	19,678,273	19,903,140	10.7
Software
Proactive Dealer Solutions, LLC	(10)	L+10.00%	15.19%	12/27/2021	12/26/2026	3,208,078	3,143,339	3,208,077	1.7
PureCars Technologies, LLC	(10)(11)	L+6.25%	11.44%	4/17/2019	4/18/2024	1,300,000	1,300,000	1,279,330	0.7
						4,508,078	4,443,339	4,487,407	2.4
Specialty Retail
Clearview Systems, LLC (dba Rip-It)	(19)	S+7.60%	12.51%	10/11/2022	10/11/2027	6,452,101	6,320,697	6,176,596	3.3
						6,452,101	6,320,697	6,176,596	3.3
Trading Companies & Distributors
Gateway Dealer Network, LLC	(11)(18)	+6.35%	11.15%	6/30/2022	6/30/2027	9,749,500	9,623,490	9,749,500	5.2
USBid Inc.	(11)(19)	+7.26%	12.17%	11/3/2022	11/3/2027	7,031,250	6,879,977	6,592,500	3.6
						16,780,750	16,503,467	16,342,000	8.8
Road & Rail
TCP Acquisition, LLC	(19)(20)	S+7.50%	12.41%	7/26/2022	7/26/2027	14,906,250	14,539,235	14,802,131	8.0
						14,906,250	14,539,235	14,802,131	8.0
Total first lien senior secured term loan							288,040,562	282,089,870	151.6

See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Schedule of Investments – (continued)
March 31, 2023
 (Unaudited)

Portfolio Company (1)(2)(3)(4)(5)(6)	Footnotes	Spread Above Index (7)	Interest Rate	Acquisition Date	Maturity	Principal, Shares, Units	Amortized Cost (8)	Fair Value (9)	% of Net Assets
Second lien senior secured loan
Professional Services
CorTech, LLC	(10)	L+6.25%	11.44%	3/13/2020	9/30/2025	6,512,236	$6,480,090	$6,241,109	3.4%
						6,512,236	6,480,090	6,241,109	3.4
Total second lien term loan							6,480,090	6,241,109	3.4

Senior unsecured notes
Electrical Equipment
HH Masterwork Intermediate, Inc.		-	15.00% PIK	11/17/2022	5/17/2028	1,838,179	1,803,397	1,628,075	0.9
						1,838,179	1,803,397	1,628,075	0.9
Total senior unsecured notes							1,803,397	1,628,075	0.9

Preferred equity securities	(14)
Commercial Services and Supplies
Swyft Filings Holdings, LLC	(15)(22)	-	8.00% PIK	12/20/2021	-	192,444	183,612	234,472	0.1
						192,444	183,612	234,472	0.1
Construction & Engineering
MechanAir Holdings, LLC	(15)	-	13.50% PIK	9/2/2021	-	1,219	1,219,441	-	0.0
Watt Contracting Holdings, LLC		-	15.00%PIK	4/15/2022	-	2,110,487	2,074,021	2,067,008	1.1
						2,111,706	3,293,462	2,067,008	1.1
Diversified Telecommunication Services
Caregility Corporation	(15)	-	-	12/31/2022	-	151,018	-	1,303,063	0.7
Gridsource Holdings, LLC		-	8.00% PIK	3/9/2023	-	3,959,977	799,597	823,020	0.4
YTC Holdings, Inc. (dba Yorktel)	(15)	-	8.00% PIK	9/23/2019	-	151,018	2,235,341	1,678,341	0.9
						4,262,013	3,034,938	3,804,424	2.0
Entertainment
NW Entertainment, LLC		-	10.00% PIK	11/4/2022	-	970	955,843	980,764	0.5
						970	955,843	980,764	0.5
Food Products
UJP Acquisition, LLC (dba Uncle John’s Pride)	(15)	-	8.00% PIK	3/31/2022	-	1,489,362	1,489,362	1,356,809	0.7
						1,489,362	1,489,362	1,356,809	0.7
Healthcare Providers & Services
Arrow Home Health, LLC (dba Acara Home Health)	(19)	-		3/19/2021	-	571,080	563,338	465,492	0.3
IPA Investors, LP		-	8.00% PIK	1/9/2023	-	1,922	1,956,410	1,956,410	1.1
						573,002	2,519,748	2,421,902	1.4
Leisure Products
MPUSA, LLC (dba Mission)		-	-	12/9/2021	-	13	564,645	564,618	0.3
						13	564,645	564,618	0.3
Media
Channel Factory Holdings, LLC	(15)	-	5.00% Cash + 5.00% PIK	8/27/2020	-	2,381,867	2,263,424	3,744,738	2.0
PadSquad Holdings LLC (dba Padsquad)	(15)	-	6.00% Cash + 6.00% PIK	3/30/2022	-	720,767	1,961,778	2,109,847	1.1
Trailer Park Group Holdings LLC	(15)	-	8.00% PIK	8/2/2021	-	371,822	366,423	786,218	0.4
						3,474,456	4,591,625	6,640,803	3.5
Professional Services
Capone Holdings JV, LLC (dba LaSalle Staffing)		-	-	2/15/2022	-	4,000,000	4,000,000	5,715,467	3.1
Hometown Holdings JV, LLC (dba BWG Strategy)	(15)	-	-	12/24/2020	-	666,667	658,436	842,400	0.5
PQT Ayaquhs, LLC (dba WWC Global)	(15)	-	10.50% PIK	8/1/2022	-	5,774	1,064,516	1,904,194	1.0
						4,672,441	5,722,952	8,462,061	4.6
Software
Proactive Dealer Holdings Parent, LLC		-	10.00% PIK	12/27/2021	-	1,141,205	1,295,417	1,521,729	0.8
PureCars Technologies Holdings, LLC	(15)	-	8.00% PIK	4/17/2019	-	514	240,065	64,615	0.0
PureCars Technologies, LLC	(15)	-	8.00% PIK	7/25/2022	7/26/2024	78	26,948	26,389	0.0
						1,141,797	1,562,430	1,612,733	0.8
Trading Companies & Distributors
USBid Inc.		-	-	11/3/2022	-	469	468,750	455,156	0.2
						469	468,750	455,156	0.2
Total preferred equity securities							24,387,367	28,600,750	15.2

See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Schedule of Investments – (continued)
March 31, 2023
 (Unaudited)

Portfolio Company (1)(2)(3)(4)(5)(6)	Footnotes	Spread Above Index (7)	Interest Rate	Acquisition Date	Maturity	Principal, Shares, Units	Amortized Cost (8)	Fair Value (9)	% of Net Assets
Warrants and other equity securities	(14)
Aerospace & Defense
Consolidated Machine & Tool Holdings, LLC	(16)	-	-	1/15/2020	-	127	$142,485	$23,482	0.0%
						127	142,485	23,482	0.0
Construction & Engineering
DCCM, LLC		-	-	8/6/2021	-	940	939,949	984,203	0.5
Fremont-Wright, LLC		-	-	12/2/2020	-	2	-	133,078	0.1
Watt Contracting Holdings, LLC		-	-	4/15/2022	-	226	-	-	0.0
						1,168	939,949	1,117,281	0.6
Consumer Finance
Microf, LLC		-	-	5/5/2020	-	164,332	-	314,155	0.2
						164,332	-	314,155	0.2
Diversified Consumer Services
Rock Gate Capital, LLC (dba 160 Driving Academy)		-	-	10/16/2019	-	12,693	-	102,210	0.1
						12,693	-	102,210	0.1
Diversified Telecommunication Services
Caregility Corporation		-	-	12/29/2021	-	237,082	443,392	1,531,450	0.8
York Telecom Corporation (dba Yorktel)		-	-	9/23/2019	-	77,195	-	458,044	0.2
						314,277	443,392	1,989,494	1.0
Electrical Equipment
HH Masterwork Intermediate, Inc.		-	-	11/17/2022	11/17/2027	190,019	-	205,044	0.1
						190,019	-	205,044	0.1
Entertainment
LRI Holdco, LLC (dba Linden Labs)		-	-	12/31/2020	-	2	43,478	523,114	0.3
						2	43,478	523,114	0.3
Food Products
UJP Acquisition, LLC (dba Uncle John’s Pride)		-	-	3/31/2022	-	127,215	-	-	0.0
						127,215	-	-	0.0
Hotels, Restaurants & Leisure
The Range NYC, LLC (dba Five Iron Golf)		-	-	9/15/2022	9/15/2027	21,210	71,599	50,422	0.0
						21,210	71,599	50,422	0.0
Household Durables
SkyBell Technologies, Inc.		-	-	12/13/2019	-	1,394,046	-	-	0.0
						1,394,046	-	-	0.0
Household Products
CHG Parent Holding LLC (dba Coop Home Goods)		-	-	6/18/2021	-	535,714	535,714	-	0.0
						535,714	535,714	-	0.0
Machinery
Texas Contract Manufacturing Group, Inc.		-	-	4/27/2022	-	1,602	-	1,296,452	0.7
						1,602	-	1,296,452	0.7
Professional Services
NSC Holdings, LLC		-	-	4/26/2019	-	111	271,262	118,649	0.1
PQT Ayaquhs, LLC (dba WWC Global)		-	-	8/1/2022	-	645	-	104,839	0.1
						756	271,262	223,488	0.2
Trading Companies & Distributors
USBid Inc.		-	-	11/3/2022	-	204	-	168,515	0.1
						204	-	168,515	0.1
Total warrants and other equity securities							2,447,879	6,013,657	3.2

Fund investments
Diversified Financials
Madryn Select Opportunities, LP	(20)	-	-	1/4/2022	-	2,855,855	2,855,855	3,097,561	1.7
						2,855,855	2,855,855	3,097,561	1.7
Total fund investments							2,855,855	3,097,561	1.7

TOTAL INVESTMENTS							$326,015,150	$327,671,022	176.0%

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
March 31, 2023
 (Unaudited)

(9)
Because there is no readily available market value for these investments, the fair value of each of these investments is determined in good faith using significant unobservable inputs by the Company’s board of directors (the “Board”) as required by the 1940 Act. See Note 4 “Fair Value Measurements” in the accompanying notes to the financial statements.

(10)	The interest rate on these loans is subject to 3 month LIBOR, which was 5.19% as of March 31, 2023.
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

(12)	The interest rate on these loans is subject to 1 month LIBOR, which was 4.86% as of March 31, 2023.
(13)
As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” and may have “Control” of this portfolio company as the Company and/or its affiliated funds collectively owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). The Company’s investment in affiliates for the three months ended March 31, 2023 were Arrow Home Health, LLC which represented $1,298,312 of Fair Value and 0.7% of Net Assets of the Company. Transactions related to investments in “Controlled/Affiliate Investments” for the three months ended March 31, 2023 were as follows:

Portfolio Company	Type of Investment	Amount of Realized Gain (Loss)	Amount of Interest or Dividends Credited to Income (a)	December 31, 2022 Value	Gross Additions (b)	Gross Reductions (c)	Amount of Unrealized Gains (Loss)	March 31, 2023 Value
Arrow Home Health LLC (dba Acara Home Health) (d)	First lien senior securred term loan	$-	$28,501	$851,429	$239	$(12,688)	$(6,160)	$832,820
	Preferred equity securities (571,080 shares)	-	47,811	578,101	834	(418)	(113,025)	465,492
Total Affiliate Investments		$-	$76,312	$1,429,530	$1,073	$(13,106)	$(119,185)	$1,298,312

(a)	Represents the total amount of interest, fees or dividends credited to income for the portion of the period an investment was included in the Affiliate category.
(b)	Gross additions include increase in the cost basis of investments resulting from purchases, PIK interest or amortization of original issue discount.
(c)	Gross reductions include decreases in the total cost basis of investments resulting from principal repayments or sales.
(d)	The fair value of the investment was determined using significant unobservable inputs.

(14)	Ownership of certain equity investments may occur through a holding company or partnership. In no instances are the holding companies or partnerships wholly owned by the Company.
(15)	Investment contains a fixed rate structure.
(16)	The Company has received 46 units of incentive shares which have no Cost or Fair Value as of March 31, 2023.
(17)	Interest disclosed reflects the contractual rate of the First Out tranche under the AAL.
(18)	The interest rate on these loans is subject to 1 month SOFR, which was 4.80% as of March 31, 2023.
(19)	The interest rate on these loans is subject to 3 month SOFR, which was 4.91% as of March 31, 2023.
(20)
Positions have an aggregate unfunded commitment of $22,283,940 in addition to the amounts shown in the Schedule of Investments. See Note 11 “Commitments, Contingencies and Risks” in the accompanying notes to the financial statements.

(21)	The investment is on non-accrual status. See Note 2 “Significant Accounting Policies”.
(22)	The investment includes the fair value and amortized cost of 1,015 shares of common equity issued in conjunction with the preferred equity.

As of March 31, 2023, the Company had one investment on non-accrual status.

See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Schedule of Investments
December 31, 2022

Portfolio Company (1)(2)(3)(4)(5)(6)	Footnotes	Spread Above Index (7)	Interest Rate	Acquisition Date	Maturity	Principal, Shares, Units	Amortized Cost (8)	Fair Value (9)	% of Net Assets
Investments
First lien senior secured term loan
Aerospace & Defense
Consolidated Machine & Tool Holdings, LLC	(10)(11)	L+7.25%	12.02%	1/15/2020	1/15/2025	6,175,748	$6,094,051	$5,844,055	3.4%
						6,175,748	6,094,051	5,844,055	3.4
Commercial Services & Supplies
PPC Event Services, Inc.	(20)(21)	S+6.76%	11.35%	9/22/2022	9/22/2027	6,555,917	6,470,731	6,429,432	3.8
Swyft AcquireCo LLC (dba Swyft Filings)	(17)(19)	S+2.75%	7.11%	12/20/2021	12/20/2027	306,030	301,457	304,224	0.1
Swyft AcquireCo LLC (dba Swyft Filings)	(11)(19)	S+5.50%	9.86%	12/20/2021	12/20/2027	3,682,383	3,625,692	3,609,840	2.1
						10,544,330	10,397,880	10,343,496	6.0
Construction & Engineering
DCCM, LLC	(10)	L+6.90%	11.67%	8/6/2021	12/30/2026	18,938,595	18,603,528	18,838,220	11.3
Fremont-Wright, LLC	(12)	L+9.00%	13.39%	12/2/2020	12/2/2024	4,615,535	4,579,554	4,580,171	2.8
MechanAir, LLC	(10)	L+10.50%	15.27%	9/2/2021	9/2/2026	8,085,096	7,904,767	6,625,737	4.0
Watt Acquisition, LLC	(11)(20)	S+11.25%	15.84%	4/15/2022	4/15/2027	3,601,334	3,534,629	3,588,009	2.2
						35,240,560	34,622,478	33,632,137	20.3
Consumer Finance
Microf, LLC	(10)	L+10.75%	15.52%	3/29/2019	6/30/2023	3,481,009	3,460,009	3,481,008	2.2
						3,481,009	3,460,009	3,481,008	2.2
Distributors
48forty Intermediate Holdings, Inc.	(20)	S+6.15%	10.74%	10/11/2022	12/1/2026	14,962,500	14,383,702	14,383,702	8.7
						14,962,500	14,383,702	14,383,702	8.7
Diversified Consumer Services
Rock Gate Capital, LLC (dba 160 Driving Academy)	(10)(21)	L+7.50%	12.27%	10/16/2019	10/16/2024	14,456,337	14,281,403	14,400,081	8.8
						14,456,337	14,281,403	14,400,081	8.8
Diversified Telecommunication Services
Caregility Corporation	(10)(18)	L+9.00%	13.77%	12/29/2021	12/29/2024	5,757,839	5,362,503	4,599,360	2.8
Gridsource Incorporated, LLC	(10)(20)	S+8.00%	12.59%	12/16/2022	12/16/2027	4,444,444	4,281,250	4,281,250	2.6
YTC Holdings, Inc. (dba Yorktel)	(10)	L+9.75%	14.52%	9/23/2019	9/23/2024	3,753,200	3,725,056	3,753,200	2.3
						13,955,483	13,368,809	12,633,810	7.7
Electrical Equipment
Masterwork Electronics, Inc.	(20)	S+7.65%	12.24%	11/17/2022	11/17/2027	8,260,870	8,099,828	8,099,828	4.9
						8,260,870	8,099,828	8,099,828	4.9
Entertainment
Chicken Soup For The Soul, LLC	(12)	L+8.50%	12.89%	10/29/2021	3/31/2024	6,547,551	6,498,009	6,547,551	3.9
Linden Research, Inc. (dba Linden Labs)	(10)(11)	L+10.59% + 1.62% PIK	14.77% Cash + 1.62% PIK	12/31/2020	12/31/2025	4,690,085	4,618,458	4,703,236	2.8
NW Entertainment, LLC	(20)	S+7.76%	12.35%	11/4/2022	11/4/2027	6,529,601	6,415,333	6,415,979	3.9
						17,767,237	17,531,800	17,666,766	10.6
Food Products
Uncle John’s Pride, LLC	(20)	S+9.11% + 1.00% PIK	13.47% Cash + 1.00% PIK	3/31/2022	3/31/2027	5,469,309	5,368,762	5,370,764	3.2
						5,469,309	5,368,762	5,370,764	3.2
Healthcare Providers & Services
Arrow Home Health, LLC (dba Acara Home Health)	(10)(13)	L+8.50%	13.27%	3/19/2021	3/19/2026	883,775	869,498	851,429	0.5
Klein Hersh, LLC	(11)(20)	S+7.76%	12.35%	4/27/2022	4/27/2027	14,824,494	14,582,709	13,756,353	8.3
						15,708,269	15,452,207	14,607,782	8.8
Hotels, Restaurants & Leisure
The Range NYC, LLC (dba Five Iron Golf)	(20)(21)	S+7.61%	12.20%	9/15/2022	9/15/2027	5,042,017	4,876,933	4,848,856	2.9
						5,042,017	4,876,933	4,848,856	2.9
Household Durables
SkyBell Technologies, Inc.	(22)	0.00%	0.00%	12/13/2019	12/13/2024	4,839,432	4,380,844	2,586,687	1.6
						4,839,432	4,380,844	2,586,687	1.6
Household Products
Coop Home Goods LLC (dba Coop Home Goods)	(11)(20)	S+8.26%	12.85% Cash	6/18/2021	6/18/2026	4,385,303	4,319,885	3,917,365	2.4
						4,385,303	4,319,885	3,917,365	2.4
IT Services
CSI IT, LLC (dba Consulting Solutions)	(10)	L+10.50%	15.27%	1/29/2021	1/29/2026	14,100,695	13,842,228	14,001,990	8.4
						14,100,695	13,842,228	14,001,990	8.4
Leisure Products
MPUSA, LLC (dba Mission)	(10)	L+8.50%	13.27%	12/9/2021	12/9/2026	4,247,780	4,186,414	4,229,089	2.5
						4,247,780	4,186,414	4,229,089	2.5
Machinery
Texas Contract Manufacturing Group, Inc.	(20)	S+12.11%	16.70%	4/27/2022	4/27/2027	6,096,210	5,983,378	5,384,172	3.2
						6,096,210	5,983,378	5,384,172	3.2
Media
PadSquad, LLC	(20)	S+9.00%	13.59%	3/30/2022	3/30/2027	4,814,168	4,727,179	4,814,168	2.9
Trailer Park Group Holdings LLC	(11)(20)	S+7.76%	12.35%	8/2/2021	8/2/2026	14,416,682	14,135,147	14,389,290	8.7
						19,230,850	18,862,326	19,203,458	11.6
Personal Products
Japonesque, LLC	(10)(11)	L+8.00%	12.77%	11/23/2021	11/23/2026	4,549,112	4,480,452	4,335,304	2.6
						4,549,112	4,480,452	4,335,304	2.6
Professional Services
Lasalle Staffing, LLC	(11)(19)	S+7.11%	11.47%	2/15/2022	2/15/2027	7,925,000	7,753,501	7,925,000	4.8
NSC Technologies, LLC	(10)	L+8.50%	13.27%	4/26/2019	4/26/2024	4,394,398	4,352,849	4,160,176	2.5
PQT Ayaquhs, LLC (dba WWC Global)	(20)	S+8.26%	12.85%	8/1/2022	8/1/2027	7,804,435	7,656,886	7,656,151	4.6
						20,123,833	19,763,236	19,741,327	11.9
Software
Proactive Dealer Solutions, LLC	(10)	L+10.00%	14.77%	12/27/2021	12/26/2026	3,253,483	3,186,456	3,253,483	2.0
PureCars Technologies, LLC	(10)(11)	L+6.25%	11.02%	4/18/2019	4/18/2024	1,300,000	1,300,000	1,236,820	0.7
						4,553,483	4,486,456	4,490,303	2.7
Specialty Retail
Clearview Systems, LLC (dba Rip-It)	(20)	S+7.65%	12.24%	10/11/2022	10/11/2027	6,452,101	6,314,472	6,318,303	3.8
						6,452,101	6,314,472	6,318,303	3.8
Trading Companies & Distributors
Gateway Dealer Network, LLC	(11)(19)	S+7.85%	12.21%	6/30/2022	6/30/2027	9,831,500	9,696,610	9,831,500	6.0
USBid Inc.	(11)(19)	S+7.26%	11.62%	11/3/2022	11/3/2027	7,031,250	6,877,623	6,877,623	4.2
						16,862,750	16,574,233	16,709,123	10.2
Road & Rail
TCP Acquisition, LLC	(20)(21)	S+7.61%	12.20%	7/26/2022	7/26/2027	15,000,000	14,612,085	14,752,716	8.9
						15,000,000	14,612,085	14,752,716	8.9
Total first lien senior secured term loan							265,743,871	260,982,122	157.3

See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Schedule of Investments – (continued)
December 31, 2022

Portfolio Company (1)(2)(3)(4)(5)(6)	Footnotes	Spread Above Index (7)	Interest Rate	Acquisition Date	Maturity	Principal, Shares, Units	Amortized Cost (8)	Fair Value (9)	% of Net Assets
Second lien senior secured loan
Professional Services
CorTech, LLC	(10)	L+6.25%	11.02%	3/13/2020	9/30/2025	6,563,134	$6,522,877	$6,250,270	3.8%
						6,563,134	6,522,877	6,250,270	3.8
Total second lien term loan							6,522,877	6,250,270	3.8

Preferred equity securities	(14)
Commercial Services and Supplies
Swyft Filings Holdings, LLC	(23)	-	-	12/20/2021	-	192,444	183,612	285,516	0.2
						192,444	183,612	285,516	0.2
Construction & Engineering
MechanAir Holdings, LLC	(15)	-	13.50% PIK	9/2/2021	-	1,219	1,219,441	-	0.0
Watt Contracting Holdings, LLC		-	15.00% PIK	4/15/2022	-	2,110,487	2,072,468	2,165,391	1.3
						2,111,706	3,291,909	2,165,391	1.3
Diversified Telecommunication Services
Caregility Corporation	(15)	-	-	12/29/2021	-	151,018	-	1,346,645	0.8
YTC Holdings, Inc. (dba Yorktel)	(15)	-	8.00% PIK	9/23/2019	-	151,018	2,191,398	1,152,729	0.7
						302,036	2,191,398	2,499,374	1.5
Electrical Equipment
HH Masterwork Intermediate, Inc.		-	15.00% PIK	11/17/2022	11/17/2027	1,771,739	1,736,957	1,736,957	1.0
						1,771,739	1,736,957	1,736,957	1.0
Entertainment
NW Entertainment, LLC		-	10.00% PIK	11/4/2022	11/4/2027	970	955,843	955,843	0.6
						970	955,843	955,843	0.6
Food Products
UJP Acquisition, LLC (dba Uncle John’s Pride)	(15)	-	8.00% PIK	3/31/2022	-	1,489,362	1,489,362	1,572,766	0.9
						1,489,362	1,489,362	1,572,766	0.9
Healthcare Providers & Services
Arrow Home Health, LLC (dba Acara Home Health)	(13)	-	-	3/19/2021	-	571,080	562,921	578,101	0.3
						571,080	562,921	578,101	0.3
Leisure Products
MPUSA, LLC (dba Mission)		-	-	12/9/2021	-	13	564,645	564,618	0.3
						13	564,645	564,618	0.3
Media
Channel Factory Holdings, LLC	(15)	-	5.00% Cash + 5.00% PIK	8/27/2020	-	2,381,867	2,238,424	3,469,292	2.1
PadSquad Holdings LLC (dba Padsquad)	(15)	-	6.00% Cash + 6.00% PIK	3/30/2022	-	720,767	1,960,647	2,079,054	1.3
Trailer Park Group Holdings LLC	(15)	-	8.00% PIK	8/2/2021	-	371,822	366,100	907,432	0.5
						3,474,456	4,565,171	6,455,778	3.9
Professional Services
Capone Holdings JV, LLC (dba LaSalle Staffing)		-	-	2/15/2022	-	4,000,000	4,000,000	5,964,267	3.6
Hometown Holdings JV, LLC (dba BWG Strategy)	(15)	-	-	12/24/2020	-	666,667	657,811	844,400	0.5
PQT Ayaquhs, LLC (dba WWC Global)	(15)	-	10.50% PIK	8/1/2022	-	5,774	1,064,516	1,525,806	0.9
						4,672,441	5,722,327	8,334,473	5.0
Software
Proactive Dealer Holdings Parent, LLC		-	10% PIK	12/27/2021	-	1,263,821	1,263,821	1,384,601	0.8
PureCars Technologies Holdings, LLC	(15)	-	8.00% PIK	4/19/2019	-	514	240,065	60,036	0.0
PureCars Technologies, LLC		-	-	7/25/2022	-	78	26,948	26,528	0.0
						1,264,413	1,530,834	1,471,165	0.8
Trading Companies & Distributors
USBid Inc.		-	-	11/3/2022	11/3/2027	469	468,750	468,750	0.3
						469	468,750	468,750	0.3
Total preferred equity securities							23,263,729	27,088,732	16.1
See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Schedule of Investments – (continued)
December 31, 2022

Portfolio Company (1)(2)(3)(4)(5)(6)	Footnotes	Spread Above Index (7)	Interest Rate	Acquisition Date	Maturity	Principal, Shares, Units	Amortized Cost (8)	Fair Value (9)	% of Net Assets
Warrants and other equity securities	(14)
Aerospace & Defense
Consolidated Machine & Tool Holdings, LLC	(16)	-	-	1/15/2020	-	127	$142,485	$33,642	0.0%
						127	142,485	33,642	0.0
Construction & Engineering
DCCM, LLC		-	-	8/6/2021	-	940	939,949	907,451	0.5
Fremont-Wright, LLC		-	-	12/2/2020	-	2	-	179,048	0.1
Watt Contracting Holdings, LLC		-	-	4/15/2022	-	226	-	11,743	0.0
						1,168	939,949	1,098,242	0.6
Consumer Finance
Microf, LLC		-	-	5/5/2020	-	164,332	-	355,814	0.2
						164,332	-	355,814	0.2
Diversified Consumer Services
Rock Gate Capital, LLC (dba 160 Driving Academy)		-	-	10/16/2019	-	12,693	-	102,210	0.1
						12,693	-	102,210	0.1
Diversified Telecommunication Services
Caregility Corporation	(18)	-	-	12/29/2021	-	237,082	443,392	1,856,302	1.1
York Telecom Corporation (dba Yorktel)		-	-	9/23/2019	-	77,195	-	252,059	0.2
						314,277	443,392	2,108,361	1.3
Electrical Equipment
HH Masterwork Intermediate, Inc.		-	-	11/17/2022	11/17/2027	190,019	-	-	0.0
						190,019	-	-	0.0
Entertainment
LRI Holdco, LLC (dba Linden Labs)		-	-	12/31/2020	-	2	43,478	542,730	0.3
						2	43,478	542,730	0.3
Food Products
UJP Acquisition, LLC (dba Uncle John’s Pride)		-	-	3/31/2022	-	127,215	-	9,830	0.0
						127,215	-	9,830	0.0
Hotels, Restaurants & Leisure
The Range NYC, LLC (dba Five Iron Golf)		-	-	9/15/2022	9/15/2027	21,210	71,599	70,590	0.0
						21,210	71,599	70,590	0.0
Household Durables
SkyBell Technologies, Inc.		-	-	12/13/2019	-	1,199,975	-	-	0.0
						1,199,975	-	-	0.0
Household Products
CHG Parent Holding LLC (dba Coop Home Goods)		-	-	6/18/2021	-	535,714	535,714	156,607	0.1
						535,714	535,714	156,607	0.1
Machinery
Texas Contract Manufacturing Group, Inc.		-	-	4/27/2022	-	1,602	-	1,251,613	0.8
						1,602	-	1,251,613	0.8
Professional Services
NSC Holdings, LLC		-	-	4/26/2019	-	111	271,262	34,629	0.0
PQT Ayaquhs, LLC (dba WWC Global)		-	-	8/1/2022	-	645	-	65,161	0.0
						756	271,262	99,790	0.0
Total warrants and other equity securities							2,447,879	5,829,429	3.4

Fund investments
Diversified Financials
Madryn Select Opportunities, LP	(21)	-	-	1/4/2022	-	2,855,855	2,855,855	3,045,128	1.8
						2,855,855	2,855,855	3,045,128	1.8
Total fund investments							2,855,855	3,045,128	1.8

TOTAL INVESTMENTS							$300,834,211	$303,195,681	182.4%

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

Portfolio Company	Type of Investment	Amount of Realized Gain (Loss)	Amount of Interest or Dividends Credited to Income (a)	December 31, 2021 Value	Gross Additions (b)	Gross Reductions (c)	Amount of Unrealized Gains (Loss)	December 31, 2022 Value
Arrow Home Health LLC (dba Acara Home Health) (d)	First lien senior securred term loan	$-	$103,756	$880,506	$2,507	$(24,607)	$(6,977)	$851,429
	Preferred equity securities (571,080 shares)	-	-	583,940	1,804	-	(7,643)	578,101
Total Affiliate Investments		$-	$103,756	$1,464,446	$4,311	$(24,607)	$(14,620)	$1,429,530

(a)	Represents the total amount of interest, fees or dividends credited to income for the portion of the period an investment was included in the Affiliate category.
(b)	Gross additions include increase in the cost basis of investments resulting from purchases, PIK interest or amortization of original issue discount.
(c)	Gross reductions include decreases in the total cost basis of investments resulting from principal repayments or sales.
(d)	The fair value of the investment was determined using significant unobservable inputs.

(14)	Ownership of certain equity investments may occur through a holding company or partnership. In no instances are the holding companies or partnerships wholly owned by the Company.
(15)	Investment contains a fixed rate structure.
(16)	The Company has received 46 units of incentive shares, which have no Cost or Fair Value as of December 31, 2022.

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
(21)
Positions have an aggregate unfunded commitment of $26,450,607 in addition to the amounts shown in the Schedule of Investments. See Note 11 “Commitments, Contingencies, and Risks” in the accompanying notes to the financial statements. The liquidity of the Company’s investment in the above portfolio funds is based solely on the liquidation events, distributions and dissolution of the underlying assets of each portfolio funds and the subsequent distributions or dissolution of each portfolio fund as and when such events occur.

(22)	The investment is on non-accrual status. See Note 2 “Significant Accounting Policies”.
(23)	Shares of common equity issued in conjunction with the preferred equity.

As of December 31, 2022, the Company had one investment on non-accrual status.

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

Star Mountain Credit Opportunities Fund, LP (the “Private Fund”) was formed as a Delaware limited partnership on August 7, 2019 to make investments in lower middle-market companies and commenced operations on September 16, 2019. On May 14, 2021, Star Mountain Credit Opportunities Fund, LP converted to Star Mountain Lower Middle-Market Capital Corp., via a filing with the State of Delaware of a Certificate of Conversion to a Corporation (“BDC Conversion”). Following the BDC Conversion, the existing limited partners of the Private Fund became Stockholders of the Company by operation of law, and the value of an investor’s limited partnership interest in the Private Fund was converted into a corresponding number of shares of Common Stock in the Company at a net asset value (“NAV”) per share of $25.00. NAV at the time of the BDC Conversion was $42,215,029, which consisted of investments at fair value of $42,865,258, cash of $620,015, carried interest payable of $990,732, organizational cost payable of $413,685, and other receivables and payables, which had a net value of $134,173. The net unrealized appreciation of $3,111,558 as of the Conversion date is included in accumulated undistributed earnings. The historical cost basis of investments was carried forward during the BDC Conversion.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of March 31, 2023, and the reported revenue generated and expenses incurred during the reporting period. Actual results could differ from those estimates.

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
(Unaudited)
Note 2. Summary of Significant Accounting Policies (continued)
Revenue Recognition

The Company’s revenue recognition policies are as follows:

Interest income: Interest income is recorded on the accrual basis to the extent that the Company expects to collect such amounts. Interest income is accrued based upon the outstanding principal amount and contractual terms of debt investments. For the three months ended March 31, 2023 and 2022, $9,745,823 and $2,790,169, respectively, of interest income, excluding PIK interest income, has been accrued as shown on the Statements of Operations. As of March 31, 2023 and December 31, 2022, $3,160,687 and $2,873,029 of interest income is receivable, respectively, as shown on the Statements of Assets and Liabilities.

Payment In-Kind Income: The Company has certain investments in its portfolio that contain a payment-in-kind (“PIK”) provision, which represents contractual interest or dividends that are added to the principal balance and recorded as income. For loans and debt securities with contractual PIK, the Company generally will not accrue PIK interest for accounting purposes if the portfolio company valuation indicates that such PIK interest is not collectible. To maintain its ability to take a dividend paid deduction, the Company may need to pay out PIK non-cash income amounts in the form of distributions, even though the Company has not yet collected the cash. For the three months ended March 31, 2023 and 2022 $220,183 and $113,484, respectively, of PIK income has been accrued as shown on the Statements of Operations.

Non-accrual: Loans or preferred equity securities are placed on non-accrual status when interest or dividend payments become 90 days or more past due, or when there is reasonable doubt that principal, interest or dividends will be collected. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Any accrued interest receivable in previous year will be written off and corresponding interest income will be reversed, as applicable. Subsequent interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal, interest, or dividends are paid, and, in management’s judgment are likely to remain current. As of March 31, 2023 and December 31, 2022, the Company had one investment on non-accrual status, respectively. As of March 31, 2023 and December 31, 2022 no interest has been written off or reversed as a result of investments being on non-accrual status.

Dividend Income: Dividend income to be paid in-kind on equity securities is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income paid in cash is recorded on the date declared for portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) interests is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For the three months ended March 31, 2023 and for the year ended December 31, 2022, the Company did not receive any return of capital distributions from its equity investments. For the three months ended March 31, 2023 and 2022 $166,504 and $1,737, respectively, of dividend income has been accrued as shown on the Statements of Operations. As of March 31, 2023 and December 31, 2022, all dividend income has been received.

Original Issue Discount: Discounts to par on portfolio securities are accreted into income over the tenor of the instrument. Any remaining discount is accreted into income upon prepayment or redemption of the instrument and the Company then amortizes such amounts using the effective interest method as interest income over the life of the investment. The unamortized discount as of March 31, 2023 and December 31, 2022, was $7,514,119 and $7,155,487, respectively. The amount of original issue discount amortized for the three months ended March 31, 2023 and 2022 was $358,632 and $124,053, respectively.

Amendment, waiver, and consent fees: In connection with modifying credit agreements with portfolio companies to provide additional operating or borrowing flexibility, the Company may be entitled to amendment, waiver and consent fees to compensate for the potentially enhanced credit risk. Such fees will be recorded as income on the date earned and accrued to the extent the fee is to be compensated in the form of additional principal balance. For the three months ended March 31, 2023 $40,720 of amendment fees had been earned as shown on the Statements of Operations. No such fees were earned for the three months ended March 31, 2022.

Early repayment and termination fees: Upon the prepayment of a loan or debt security, any unamortized premium or discount or loan origination fees are recorded as interest income. To the extent the Company receives early repayment fees in connection with pre-maturity loan agreement termination, such income will be recorded on the date of prepayment. The Company and its Advisor generally do not structure transactions with a contractual exit fee to be collected upon loan repayment at maturity. No such fees were earned during the three months ended March 31, 2023 and March 31, 2022.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Financial Statements – (continued)
(Unaudited)
Note 2. Summary of Significant Accounting Policies (continued)
Gains and Losses: Investment transactions are recorded on a trade-date basis. Realized gains or losses on portfolio investments are calculated based upon the difference between the net proceeds from the disposition and the amortized cost basis of the investment, without regard to unrealized gains or losses previously recognized. Realized gains and losses are recorded within net realized gain (loss) on investments on the Statements of Operations. Changes in the fair value of investments from the prior period, as approved by the Board based on fair value recommendations from the Advisor in accordance with the Advisor’s valuation policy, are included within net change in unrealized gain (loss) on investments on the Statements of Operations. For the three months ended March 31, 2023 and 2022, the Company had $0 and $23,917, respectively, of net realized gain (loss) on investments as represented on the Statements of Operations.

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

Earnings per Share

In accordance with the provisions of ASC Topic 260 – Earnings per Share, basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. The weighted average shares outstanding utilized in the calculation of earnings per share take into account share issues on the issuance date and the Company’s repurchases of its Common Stock on the repurchase date. See Note 9 for additional information on the Company’s share activity. For the three months ended March 31, 2023 and for the year ended December 31, 2022, there were no potentially dilutive common shares issued.

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

Cash Equivalents

Cash equivalents are highly liquid investments with a current maturity of three months or less at the date of acquisition, which may include temporary investments in U.S. Treasury Bills (of varying maturities) or money market funds. There were no cash equivalents outstanding on the Company’s Statements of Assets and Liabilities as of March 31, 2023 and December 31, 2022.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Financial Statements – (continued)
(Unaudited)
Note 2. Summary of Significant Accounting Policies (continued)

Unamortized Deferred Financing Costs

Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. Deferred financing costs are capitalized as incurred and amortized on a straight line basis to maturity of the Secured Credit Facility (as defined herein). For the three months ended March 31, 2023 and 2022, the Company had $172,264 and $31,250, respectively, of expensed financing costs included in interest and other financing fees on the Statements of Operations. As of March 31, 2023 and December 31, 2022, the Company had $1,302,263 and $1,474,527, respectively, of unamortized deferred financing costs as shown in deferred financing cost on the Statements of Assets and Liabilities.

Organization and Offering Costs

Organizational and offering costs are expensed as incurred. These expenses consist primarily of legal fees and other costs incurred with Company’s share offerings, the preparation of the Company’s registration statement, and registration fees. For the three months ended March 31, 2023 and 2022, the Company had incurred no organizational costs. As of March 31, 2023 and December 31, 2022, no organizational costs remained payable on the Statements of Assets and Liabilities. For the three months ended March 31, 2023 and 2022, the Company incurred offering costs in the amount of $49,315 and $124,580, respectively, as shown as a component of the general and administrative fees in the Statements of Operations, of which was $47,749 and $96,785 remained payable as of March 31, 2023 and December 31, 2022, respectively, and is included in other payables on the Statements of Assets and Liabilities.

Custodian Fees

The Company has entered into a custody agreement with State Street Bank and Trust Company (the “Custodian”). For the three months ended March 31, 2023 and 2022, the Company incurred expenses for services provided by the Custodian of $7,500 and $19,069, respectively, which is included in professional fees on the Statements of Operations. As of March 31, 2023 and December 31, 2022, $1,569 and $6,569, respectively, remained payable, which is included in professional fees payable on the Statements of Assets and Liabilities.

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

To qualify as a RIC under Subchapter M of the Code, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its Stockholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses. In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii)98.2% of its capital gains in excess of capital losses for the one-year period ending October 31 in that calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. For the three months ended March 31, 2023 and 2022, the Company did not record a net expense on the Statements of Operations for U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current period. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company did not record any uncertain income tax positions for the three months ended March 31, 2023 and for the year ended December 31, 2022. The aggregate amortized tax basis cost of investments included on the Schedule of Investments as of March 31, 2023 and December 31, 2022 were $326,015,150 and $300,834,211, respectively.

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

Note 3. Investments

The following tables show the composition of the Company’s investment portfolio, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	March 31, 2023
	Amortized Cost		Fair Value
First Lien Senior Secured Loan	$288,040,562	88.3%	$282,089,870	86.2%
Second Lien Senior Secured Loan	6,480,090	2.0	6,241,109	1.9
Senior Unsecured Notes	1,803,397	0.5	1,628,075	0.5
Preferred Equity Securities	24,387,367	7.5	28,600,750	8.7
Warrants and Other Equity Securities	2,447,879	0.8	6,013,657	1.8
Fund Investments	2,855,855	0.9	3,097,561	0.9
Total	$326,015,150	100.0%	$327,671,022	100.0%

	December 31, 2022
	Amortized Cost		Fair Value
First Lien Senior Secured Loan	$265,743,871	88.4%	$260,982,122	86.1%
Second Lien Senior Secured Loan	6,522,877	2.2	6,250,270	2.1
Preferred Equity Securities	23,263,729	7.7	27,088,732	8.9
Warrants and Other Equity Securities	2,447,879	0.8	5,829,429	1.9
Fund Investments	2,855,855	0.9	3,045,128	1.0
Total	$300,834,211	100.0%	$303,195,681	100.0%

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Financial Statements – (continued)
(Unaudited)
Note 3. Investments (continued)

The following tables show the composition of the Company’s investment portfolio by geographic region, at amortized cost and fair value (with corresponding percentage of total portfolio investments). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business:

	March 31, 2023
	Amortized Cost		Fair Value
Southeast	$96,788,600	29.6%	$96,034,144	29.3%
Midwest	59,183,186	18.2	59,763,613	18.2
West	52,502,438	16.1	51,629,664	15.8
Northeast	44,407,577	13.6	46,271,082	14.1
Southwest	26,714,599	8.2	27,383,929	8.4
East	23,091,148	7.1	22,179,373	6.8
South	23,327,602	7.2	24,409,217	7.4
Total	$326,015,150	100.0%	$327,671,022	100.0%

	December 31, 2022
	Amortized Cost		Fair Value
Southeast	$85,623,345	28.4%	$85,292,317	28.1%
Midwest	59,467,806	19.8	59,601,511	19.7
West	52,326,463	17.4	52,216,550	17.2
Northeast	44,592,174	14.8	46,433,182	15.3
Southwest	26,959,274	9.0	27,810,986	9.2
East	23,143,747	7.7	22,594,017	7.5
South	8,721,402	2.9	9,247,118	3.0
Total	$300,834,211	100.0%	$303,195,681	100.0%

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Financial Statements – (continued)
(Unaudited)
Note 3. Investments (continued)

The following tables show the composition of the Company’s investment portfolio by industry, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	March 31, 2023
	Amortized Cost		Fair Value
Aerospace & Defense	$7,511,659	2.3%	$7,190,415	2.3%
Commercial Services & Supplies	10,582,687	3.2	10,658,764	3.3
Construction & Engineering	38,589,927	11.8	36,839,778	11.2
Consumer Finance	3,452,533	1.1	3,777,148	1.2
Distributors	14,415,337	4.4	14,365,313	4.4
Diversified Consumer Services	14,144,741	4.3	14,351,460	4.4
Diversified Financials	2,855,855	0.9	3,097,561	0.9
Diversified Telecommunication Services	26,330,379	8.1	27,922,808	8.5
Electrical Equipment	9,878,810	3	9,854,971	3.0
Entertainment	18,477,258	5.7	18,934,275	5.8
Food Products	6,853,725	2.1	6,665,190	2.0
Healthcare Providers & Services	30,605,861	9.4	29,306,643	8.9
Hotels, Restaurants & Leisure	4,943,848	1.5	4,851,506	1.5
Household Durables	4,454,388	1.4	2,259,394	0.7
Household Products	4,862,671	1.5	3,934,477	1.2
IT Services	13,656,612	4.2	13,907,974	4.2
Leisure Products	4,644,399	1.4	4,679,751	1.4
Machinery	5,843,860	1.8	6,575,941	2.0
Media	23,404,836	7.2	25,200,889	7.7
Personal Products	4,515,269	1.4	4,422,428	1.3
Professional Services	32,152,577	9.9	34,829,798	10.6
Road & Rail	14,539,235	4.5	14,802,131	4.5
Software	6,005,769	1.8	6,100,140	1.9
Specialty Retail	6,320,697	1.9	6,176,596	1.9
Trading Companies & Distributors	16,972,217	5.2	16,965,671	5.2
Total	$326,015,150	100.0%	$327,671,022	100.0%

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

Note 4. Fair Value Measurements Investments

ASC Topic 820 clarifies the definition of fair value as the amount that would be received in the sale of an asset or paid in the transfer of a liability in an orderly transaction between market participants at the measurement date. Where available, the Company uses quoted market prices based on the last sales price on the measurement date.

In accordance with ASC Topic 820, the Company discloses the fair value of its investments in a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to valuations based upon unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to valuations based upon unobservable inputs that are significant to the valuation (Level 3 measurements). To the extent that fair value is based on inputs that are less observable, the determination of fair value requires a significant amount of management judgment. Investments which are valued using NAV as a practical expedient are excluded from this hierarchy.

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

The financial statements include portfolio investments at fair value of $327,671,022 and $303,195,681 as of March 31, 2023 and December 31, 2022, respectively.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Financial Statements – (continued)
(Unaudited)
Note 4. Fair Value Measurements (continued)

The Company valued its investments in underlying funds based on its proportionate interest in NAV of the underlying funds. For the purpose of classifying the investments in underlying funds within the fair value hierarchy, the Company makes use of the practical expedient under ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or its Equivalent). As of March 31, 2023 and December 31, 2022, the Company's investments in underlying funds amounted to $3,097,561 and $3,045,128, respectively.

U.S. GAAP requires that the Company disclose the Company’s pro-rata portion of individual securities, if available, that are reported to the Company by the underlying portfolio funds that exceed 5% of the Company’s capital balance.

The following tables present fair value measurements of investments, by major class according to the fair value hierarchy.

	Fair Value Measurements
March 31, 2023	Level 1	Level 2	Level 3	Total
First Lien Senior Secured Loan	$-	$-	$282,089,870	$282,089,870
Second Lien Senior Secured Loan	-	-	6,241,109	6,241,109
Senior Unsecured Notes	-	-	1,628,075	1,628,075
Preferred Equity Securities	-	-	28,600,750	28,600,750
Warrants and Other Equity Securities	-	-	6,013,657	6,013,657
Fund Investments	-	-	3,097,561	3,097,561
Total Investments	$-	$-	$327,671,022	$327,671,022

	Fair Value Measurements
December 31, 2022	Level 1	Level 2	Level 3	Total
First Lien Senior Secured Loan	$-	$-	$260,982,122	$260,982,122
Second Lien Senior Secured Loan	-	-	6,250,270	6,250,270
Preferred Equity Securities	-	-	27,088,732	27,088,732
Warrants and Other Equity Securities	-	-	5,829,429	5,829,429
Fund Investments	-	-	3,045,128	3,045,128
Total Investments	$-	$-	$303,195,681	$303,195,681

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

The following tables provide a reconciliation of the beginning and ending balances for investments at fair value that use Level 3 inputs for the three months ended March 31, 2023 and 2022:

	Investments
	First Lien Senior Secured Loan	Second Lien Senior Secured Loan	Senior Unsecured Notes	Preferred Equity Securities	Warrants and Other Equity Securities	Fund Investments	Total Investments
Balance as of December 31, 2022	$260,982,122	$6,250,270	$-	$27,088,732	$5,829,429	$3,045,128	$303,195,681
Net change in unrealized gain (loss) on investments	(1,188,943)	33,626	-	213,058	184,228	52,433	(705,598)
Purchases of investments and other adjustments to cost (1)	23,998,021	8,110	-	2,927,035	-	-	26,933,166
Proceeds from principal repayments (2)	(1,701,330)	(50,897)	-	-	-	-	(1,752,227)
Lien status change	-	-	1,628,075	(1,628,075)	-	-	-
Balance as of March 31, 2023	$282,089,870	$6,241,109	$1,628,075	$28,600,750	$6,013,657	$3,097,561	$327,671,022

(1)	Includes purchases of new investments, premium and discount accretion and amortization and PIK interest.
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
(2)	Includes paydowns receivable from the Statements of Assets and Liabilities

The net change in unrealized gain (loss) on investments included on the Statements of Operations for the three months ended March 31, 2023 and 2022, attributable to Level 3 investments still held as of March 31, 2023 and 2022 was $(705,598) and $(32,653), respectively.

Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period which the reclassifications occur. There were no transfers among Levels 1, 2 and 3 for the three months ended March 31, 2023 and 2022.

Purchases (including accretion, amortization, PIK interest) for the three months ended March 31, 2023 and 2022 amounted to $26,933,166 and $34,210,397, respectively.

For the three months ended March 31, 2023, the Company invested (net of original issue discount) $14,653,791 in one new portfolio company and $11,646,365 in four existing portfolio companies as reflected in the Schedule of Investments. For the three months ended March 31, 2022, the Company invested (net of original issue discount) $25,557,962 in three new portfolio companies, $2,078,357 in one fund investment and $6,307,636 in three existing portfolio companies as reflected in the Schedule of Investments.

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

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Financial Statements – (continued)
(Unaudited)
Note 4. Fair Value Measurements (continued)

The table below summarizes the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy as of March 31, 2023.

						Range
	Fair Value	Valuation Technique	Unobservable Input	Weighted Average Mean		Minimum		Maximum
Assets:
First Lien Senior Secured Loan	$254,019,579	Discounted Cash Flow	Market Yields	14.6%		6.3%		27.0%
			EBITDA Multiple	7.9	x	1.99	x	32.5	x
First Lien Senior Secured Loan	5,877,108	Discounted Cash Flow	Market Yields	29.3%		16.9%		32.2%
			Revenue Multiple	2.26	x	0.40	x	3.25	x
First Lien Senior Secured Loan	9,504,449	Enterprise Value Method	Revenue Multiple	0.53	x	-		1.86	x
First Lien Senior Secured Loan	12,688,734	Recent Transaction	N/A	N/A		N/A		N/A
Second Lien Senior Secured Loan	6,241,109	Discounted Cash Flow	Market Yields	14.9%		14.1%		15.6%
			EBITDA Multiple	7.00	x	6.50	x	7.50	x
Senior Unsecured Note	1,628,075	Discounted Cash Flow	Market Yields	18.7%		18.7%		18.7%
			EBITDA Multiple	9.00	x	8.50	x	9.50	x
Preferred Equity Securities	2,067,008	Discounted Cash Flow	Market Yields	21.8%		21.8%		21.8%
			EBITDA Multiple	4.00	x	3.75	x	4.25	x
Preferred Equity Securities	26,389	Discounted Cash Flow	Market Yields	21.3%		21.3%		21.3%
			Revenue Multiple	0.50	x	0.40	x	0.60	x
Preferred Equity Securities	3,744,738	Enterprise Value Method	Revenue Multiple	0.60	x	0.35	x	0.70	x
			EBITDA Multiple	11.25	x	5.75	x	11.75	x
Preferred Equity Securities	1,367,679	Enterprise Value Method	Revenue Multiple	2.64	x	0.40	x	3.25	x
Preferred Equity Securities	19,438,526	Enterprise Value Method	EBITDA Multiple	7.95	x	5.00	x	13.50	x
Preferred Equity Securities	1,956,410	Recent Transaction	N/A	N/A		N/A		N/A
Warrants and Other Equity Securities	1,531,450	Enterprise Value Method	Revenue Multiple	2.75	x	-		3.25	x
Warrants and Other Equity Securities	4,482,207	Enterprise Value Method	EBITDA Multiple	6.80	x	3.75	x	32.50	x
Fund Investments	3,097,561	Other	N/A	N/A		N/A		N/A
Total Level 3 Assets	$327,671,022

The table below summarizes the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy as of December 31, 2022.

						Range
	Fair Value	Valuation Technique	Unobservable Input	Weighted Average Mean		Minimum		Maximum
Assets:
First Lien Senior Secured Loan	$195,396,657	Discounted Cash Flow	Market Yields	15.0%		6.5%		27.0%
			EBITDA Multiple	8.06	x	3.50	x	34.75	x
First Lien Senior Secured Loan	9,996,357	Discounted Cash Flow	Market Yields	26.8%		19.0%		32.6%
			Revenue Multiple	1.33	x	0.23	x	3.00	x
First Lien Senior Secured Loan	9,212,424	Enterprise Value Method	Revenue Multiple	0.46	x	0.25	x	1.25	x
First Lien Senior Secured Loan	46,376,684	Recent Transaction	N/A	N/A		N/A		N/A
Second Lien Senior Secured Loan	6,250,270	Discounted Cash Flow	Market Yields	15.1%		14.4%		15.8%
			EBITDA Multiple	6.75	x	6.25	x	7.25	x
Preferred Equity Securities	2,165,391	Discounted Cash Flow	Market Yields	17.8%		17.8%		17.8%
			EBITDA Multiple	3.75	x	3.50	x	4.00	x
Preferred Equity Securities	26,528	Discounted Cash Flow	Market Yields	16.8%		16.8%		16.8%
			Revenue Multiple	0.55	x	0.44	x	0.65
Preferred Equity Securities	3,469,292	Enterprise Value Method	Revenue Multiple	0.60	x	0.30	x	0.70	x
			EBITDA Multiple	10.75	x	5.75	x	11.25	x
Preferred Equity Securities	1,406,681	Enterprise Value Method	Revenue Multiple	2.42	x	0.44	x	3.00	x
Preferred Equity Securities	16,859,290	Enterprise Value Method	EBITDA Multiple	8.01	x	5.75	x	13.00	x
Preferred Equity Securities	3,161,550	Recent Transaction	N/A	N/A		N/A		N/A
Warrants and Other Equity Securities		Discounted Cash Flow	Market Yields	16.80%		16.8	x	16.8	x
			Revenue Multiple	0.55	x	0.44	x	0.65	x
Warrants and Other Equity Securities	1,890,932	Enterprise Value Method	Revenue Multiple	2.46	x	0.23	x	3.00	x
Warrants and Other Equity Securities	3,938,497	Enterprise Value Method	EBITDA Multiple	6.83	x	3.50	x	34.75	x
Warrants and Other Equity Securities		Recent Transaction	N/A	N/A		N/A		N/A
Fund Investments	3,045,128	Other	N/A	N/A		N/A		N/A
Total Level 3 Assets	$303,195,681

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Financial Statements – (continued)
(Unaudited)
Note 4. Fair Value Measurements (continued)
An increase or decrease in any of the significant unobservable inputs used in the fair value measurement of the investments would result in a higher or lower fair value measurement, respectively.

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

An affiliated company is a company in which the Company has an ownership interest of 5% or more of its voting securities. A controlled affiliate company is a company in which the Company has an ownership interest of more than 25% of its voting securities. Please see the Company’s Schedule of Investments for the type of investment, principal amount, interest rate including the spread, and the maturity date. For the three months ended March 31, 2023 and for the year ended December 31, 2022, the Advisor’s managed funds had an ownership interest of 25% or more in one company’s voting securities.

Transactions related to the Company’s investments with controlled affiliates for the three months ended March 31, 2023 and for the year ended December 31, 2022, were as follows:

March 31, 2023	Equity Ownership Held by the Company	Equity Ownership Held by Star Mountain Affiliate Funds
Issuer:
Arrow Home Health LLC	2.2%	55.5%
December 31, 2022	Equity Ownership Held by the Company	Equity Ownership Held by Star Mountain Affiliate Funds
Issuer:
Arrow Home Health LLC	2.2%	55.5%

Note 6. Transactions with Related Parties

Star Mountain Lower Middle-Market (Offshore) Ltd. (the “Feeder Fund”) was formed as a Cayman Islands exempted company and commenced operations on August 17, 2021. The Feeder Fund has been formed to invest all or substantially all of its investable assets in the common stock of the Company. As of March 31, 2023 and December 31, 2022, the Feeder Fund had $14,528,800 and $12,470,000 in capital committed to the Company, respectively, and an ownership percentage in the Company of 7.25% and 5.67%, respectively. As of March 31, 2023 and December 31, 2022, the Feeder Fund had $110,891 of contributions payable to the Company.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Financial Statements – (continued)
(Unaudited)
Note 6. Transactions with Related Parties (continued)
Management Fees

The Company has entered into an investment advisory agreement with the Advisor (the “Investment Advisory Agreement”), under which the Advisor, subject to the overall supervision of the Board, provides investment advisory services to the Company. The Company pays the Advisor a fee for its services under the Investment Advisory Agreement consisting of two components – a base management fee and an incentive fee. The cost of both the base management fee and the incentive fee are borne by the Company’s Stockholders, unless such fees are waived by the Advisor.

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

Management fees for the three months ended March 31, 2023 and 2022 were $1,382,563 and $513,911, respectively. For the three months ended March 31, 2023 and 2022, the Advisor elected to voluntarily waive $197,509 and $0, respectively, of such management fees. The management fees waived are not recoupable by the Advisor. There is no guarantee that the Advisor will waive management fees in the future, and the Advisor may discontinue or modify any such waivers in the future at its discretion. As of March 31, 2023 and December 31, 2022, $1,183,382 and $1,049,992 of management fees remained payable, respectively.

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

Incentive fees for the three months ended March 31, 2023 and 2022 were $1,064,526 and $179,776, respectively. For the three months ended March 31, 2023 and 2022 the Advisor elected to voluntarily waive $719,565 and $0 of such incentive fees, respectively. The incentive fees waived for the period ended March 31, 2023 are not recoupable and there is no guarantee that the Advisor will waive incentive fees in the future. The Advisor may discontinue or modify any such waivers in the future at its discretion. As of March 31, 2023 and December 31, 2022, $344,961 and $0 incentive fees remained payable as shown in the Statements of Assets and Liabilities.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Financial Statements – (continued)
(Unaudited)
Note 6. Transactions with Related Parties (continued)
Administration Fees

The Company has entered into the Administration Agreement with the Advisor, under which the Company reimburses the Administrator for its allocable portion of overhead and other expenses, including the costs of furnishing the Company with office facilities and equipment and providing clerical, bookkeeping, record-keeping and other administrative services at such facilities, and the Company’s allocable portion of the cost of the chief financial officer and chief compliance officer and their respective staffs. To the extent that the Administrator outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis, without incremental profit, to the Administrator. For the three months ended March 31, 2023 and 2022 the Company incurred reimbursement expenses of $44,729 and $111,174, respectively, included under General and Administrative fees on the Statements of Operations. As of March 31, 2023 and December 31, 2022, $80,606 and $35,877 of reimbursement expense was payable as shown in the Statements of Assets and Liabilities as reimbursement expense payable.

The Administrator has entered into a sub-administration agreement with SS&C Technologies, Inc. (the “Sub-Administrator”), under which the Sub-Administrator provides various accounting and administrative services to the Company. Administrative services may include maintenance of the Company’s books and records, processing of investor transactions, and calculation of the NAV. For the three months ended March 31, 2023 and 2022, the Company incurred expenses for services provided by the Sub-Administrator of $129,661 and $95,014, respectively, which is included in professional fees on the Statements of Operations. As of March 31, 2023 and as of December 31, 2022, there were $110,959 and $0 amounts payable, respectively,  for expenses incurred for services provided by the Sub-Administrator on the Statements of Assets and Liabilities, included in professional fees payable.

Directors’ Fees

The Company incurs certain fees and expenses paid to the Company’s independent directors (including expenses and costs related to meetings of the independent directors); For the three months ended March 31, 2023 and 2022 directors’ expenses are $19,726 and $19,726, respectively, as shown on the Statements of Operations. As of March 31, 2023 and December 31, 2022, $19,726 and $20,000 of directors’ expenses remained payable, respectively, which are included in professional fees payable as shown on the Statements of Assets and Liabilities.

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

As of March 31, 2023 and December 31, 2022, the Secured Credit Facility commitment amounts were as follows:

	As of March 31, 2023	As of December 31, 2022
Secured Credit Facility Lender	Commitment	Commitment
Webster Bank	$67,500,000	$67,500,000
Blue Ridge Bank	25,000,000	25,000,000
First Foundation Bank	20,000,000	20,000,000
Mitsubishi HC Capital America, Inc.	20,000,000	20,000,000
Woodforest National Bank	20,000,000	20,000,000
Forbright Bank	17,500,000	17,500,000
Apple Bank	15,000,000	15,000,000
Peapack-Gladstone Bank	15,000,000	15,000,000
Total Commitment	$200,000,000	$200,000,000

Borrowings can be increased to a maximum of $350 million in accordance with the Secured Credit Facility accordion feature terms and conditions and are limited by various advance rates and concentration limits.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Financial Statements – (continued)
(Unaudited)
Note 7. Borrowings (continued)

As of March 31, 2023 and December 31, 2022, the total fair value of the borrowings outstanding under the Secured Credit Facility was $138,000,000 and $145,000,000, respectively.

Advances under the Secured Credit Facility bear interest at a per annum rate equal to the Prime rate in effect on such day minus 0.35%. Inclusive of syndication, agency, and administrative fees paid to Webster, the total annualized cost of capital is estimated to be 8.0%. The Company will also pay a non-utilization fee on the average daily unused amount of the aggregate commitments until the commitment termination date (as defined in the Loan Agreement). As of March 31, 2023, the total commitments under the Secured Credit Facility were $200 million. Proceeds from borrowings under the Secured Credit Facility may be used to finance certain investments, fulfill payment obligations under the Secured Credit Facility, make distributions/payments permitted by the Loan Agreement. All amounts outstanding under the Secured Credit Facility must be repaid by the fourth anniversary of the initial closing of the Secured Credit Facility. The Company’s obligations to the lenders under the Secured Credit Facility are secured by a first priority security interest in substantially all of the Company’s assets, subject to certain exclusions.

Borrowings under the Secured Credit Facility are limited by various advance rates and concentration limits. In connection with the Secured Credit Facility, the Company has made certain customary representations/warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The Secured Credit Facility is subject to customary events of default for similar financing transactions. Upon the occurrence and during the continuation of an event of default, Webster may declare the outstanding advances and all other obligations under the Secured Credit Facility immediately due and payable. On June 22, 2022 the Company entered into a Loan and Security Agreement with East West Bank, which provides for cash or credit advances of up to $25 million (the “Revolving Credit Line”) pursuant to the terms and conditions of the Revolving Credit Line. On September 26, 2022, the Company entered into an amendment with East West Bank, to downsize the Revolving Credit Line to $21 million. All amounts outstanding under the Revolving Credit Line must be repaid by June 22, 2023. As of March 31, 2023 and December 31, 2022, the total fair value of the borrowings outstanding under the Revolving Credit Line was $1,500,000 and $8,000,000, respectively.

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

	For the three months ended March 31,
	2023	2022
Interest expense - Secured Credit Facility	$2,482,260	$288,555
Interest expense - Revolving Credit Line	23,354	-
Unused commitment fees	110,939	46,736
Amortization of deferred financing costs	172,264	31,250
Utilization fees	358,699	40,342
Total interest and other debt financing fees	$3,147,516	$406,883
Average debt outstanding	$138,366,667	$39,555,556
Average stated interest rate	7.34%	2.96%

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

The calculation of reclassifications due to permanent book-to-tax differences and tax character of distributions declared are performed at each calendar year end and have no impact on net assets.

The following permanent differences were reclassified for tax purposes for the year ended December 31, 2022:

For the year ended December 31, 2022
Increase (decrease) in capital in excess of par value	$202,722
Increase (decrease) in accumulated undistributed (overdistributed) earnings	(202,722)

For income tax purposes, distributions paid to stockholders are reported as ordinary income, return of capital, redemption, long term capital gains or a combination thereof. The following table provides the tax character of distributions declared for the year ended December 31, 2022:

For the year ended December 31, 2022
Ordinary income	$10,682,401
Total	$10,682,401

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Financial Statements – (continued)
(Unaudited)
Note 8. Income Taxes (continued)

The following table sets forth the tax cost basis and the estimated aggregate gross unrealized appreciation and depreciation from investments for federal income tax purposes as of and for the period ended March 31, 2023 and December 31, 2022:

	As of March 31, 2023	As of December 31, 2022
Tax Cost of Investment	$326,015,150	$301,104,946

	As of March 31, 2023	As of December 31, 2022
Unrealized appreciation	$12,508,388	$11,979,460
Unrealized depreciation	(10,852,516)	(9,888,724)
Net unrealized appreciation/(depreciation) from investments	$1,655,872	$2,090,736

Note 9. Stock Issuances

As of March 31, 2023 and December 31, 2022, the total number of shares of all classes of capital stock that the Company has the authority to issue was 200,000,000 shares of Common Stock, par value $0.001 per share.

New Stockholders admitted to the Company or existing Stockholders increasing their Capital Commitments at a particular closing will be required to purchase shares of the Company with an aggregate purchase price necessary to ensure that all Stockholders in the Company have generally contributed the same percentage of their Capital Commitments to the Company immediately following such purchase (a “Catch-up Purchase”) and each such Stockholder shall be issued a number of shares of the Company based on a per share purchase price determined by the Board. A Catch-up Purchase may be made in multiple installments as determined by the Advisor based on the Company’s capital requirements. The per share purchase price shall be at least equal to the NAV per share in accordance with the limitations of Section 23 of the 1940 Act. The Board may set the price per share above the NAV per share based on a variety of factors, including without limitation, the total amount of the Company’s organizational and other expenses that will have accrued following the Company’s initial closing.

For the three months ended March 31, 2023, the Company entered into subscription agreements (collectively, the “Subscription Agreements”) with new investors, providing for the private placement of common shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase common shares up to the amount of their respective capital commitments on an as-needed basis with a minimum of 8 business days’ prior notice. As of March 31, 2023 and December 31, 2022, the Company had received capital commitments totaling $200,327,270 and $219,908,470, respectively.

As of March 31, 2023, net contributions of $185,856,560 had been made by Stockholders and $14,470,710 remained available to be drawn by the Company.

The following tables summarize the issuance of shares for the three months ended March 31, 2023 and 2022:

Date	Price per share	Shares Issued	Proceeds
For the three months ended March 31, 2023:
March 21, 2023	$25.31	803,600	$20,339,128
		803,600	$20,339,128

Stock issued in connection with dividend reinvestment plan
January 26, 2023	25.34	86,086	2,181,430
		86,086	$2,181,430
Total		889,686	$22,520,558

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Financial Statements – (continued)
(Unaudited)
Note 9. Stock Issuances (continued)
Date	Price per share	Shares Issued	Proceeds
For the three months ended March 31, 2022:
March 25, 2022	$25.59	708,935	$18,142,000
		708,935	$18,142,000

Stock issued in connection with dividend reinvestment plan
January 14, 2022	25.32	24,306	615,437
		24,306	615,437
Total		733,241	$18,757,437
Note 10. Discretionary Repurchase of Shares of Common Stock and Distributions

Beginning with the quarter ended September 30, 2022, the Company began to conduct quarterly tender offers, at the Board’s discretion, in accordance with the requirements of Rule 13e-4 under the Exchange Act and the 1940 Act, to permit Stockholders to tender their shares of common stock at a specific per share price (“Purchase Price”) based on the Company’s NAV as of the last date of the quarter in which the tender offer is conducted. The Company intends to conduct each tender offer to repurchase up to 2.5% of the number of shares of common stock outstanding as of the end of the prior quarter in which the tender offer is conducted, subject to numerous restrictions that limit Stockholders’ ability to sell their shares of common stock.

During the quarter ended December 31, 2022, the Company commenced a tender offer (the “Q4 2022 Tender Offer”) pursuant to which the Company offered to repurchase up to 108,930.54 shares of common stock for $2,746,138 from the Stockholders at a Purchase Price of $25.21, which represented 2.5% of the Company’s outstanding shares of common stock as of September 30, 2022. Stockholders who tendered shares of common stock in the Q4 2022 Tender Offer received, at the expiration of the Q4 2022 Tender Offer, a non-interest bearing, non-transferable promissory note entitling such Stockholders to an amount in cash equal to the number of shares of common stock accepted for purchase multiplied by the Purchase Price. The Q4 2022 Tender Offer expired on January 16, 2023. As of March 31, 2023, the Q4 2022 Tender Offer has been fully paid.

During the quarter ended March 31, 2023, the Company commenced a tender offer (the “Q1 2023 Tender Offer”) pursuant to which the Company offered to repurchase up to  164,813.65 shares of common stock for $4,252,192 from the Stockholders at a Purchase Price of $25.80, which represented 2.5% of the Company’s outstanding shares of common stock as of December 31, 2022. Stockholders who tendered shares of common stock in the Q1 2023 Tender Offer received, at the expiration of the Q1 2023 Tender Offer, a non-interest bearing, non-transferable promissory note entitling such Stockholders to an amount in cash equal to the number of shares of common stock accepted for purchase multiplied by the Purchase Price. The Q1 2023 Tender Offer expired on March 31, 2023. As of March 31, 2023, the Q1 2023 Tender Offer remains fully payable as shown on the Statements of Assets and Liabilities.

The Company’s distributions are recorded on the record date. For the three months ended March 31, 2023, no distributions were declared to Stockholders and no distributions remained payable as of March 31, 2023.

The following table summarizes the settlement of distributions declared and recorded as of December 31, 2022 and the subsequent payment and issuance of those distributions:

Date Declared	Record Date	Payment/Issuance Date	Amount Per Share	Amount Paid in Cash	Amount Settled via Newly Issued Shares	Total
For the three months ended March 31, 2023
December 31, 2022	December 31, 2022	January 26, 2023	$0.66	$2,169,650	$2,181,430	$4,351,080
Total			$0.66	$2,169,650	$2,181,430	$4,351,080

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Financial Statements – (continued)
(Unaudited)
Note 10. Discretionary Repurchase of Shares of Common Stock and Distributions (continued)
The following table summarizes the settlement of distributions declared and recorded as of December 31, 2021 and the subsequent payment and issuance of those distributions:

Date Declared	Record Date	Payment/Issuance Date	Amount Per Share	Amount Paid in Cash	Amount Settled via Newly Issued Shares	Total
For the three months ended March 31, 2022:
December 31, 2021	December 31, 2021	January 14, 2022	$0.46	$662,190	$615,437	$1,277,627
Total			$0.46	$662,190	$615,437	$1,277,627

Note 11. Commitments, Contingencies, and Risks

Commitments: As of March 31, 2023 and December 31, 2022, the Company had $21,178,578 and $25,345,245 in outstanding commitments to direct investments and $1,105,362 and $1,105,362 in outstanding commitments to fund investments, respectively.

March 31, 2023	Outstanding Commitments
Direct Investments
PPC Event Services, Inc.	$3,159,041
Rock Gate Capital, LLC (dba 160 Driving Academy)	1,296,848
TCP Acquisition, LLC	10,000,000
The Range NYC, LLC (dba Five Iron Golf)	6,722,689
Total Direct Investments	$21,178,578

Fund Investments
Madryn Select Opportunities, LP	$1,105,362
Total Fund Investments	$1,105,362

Total	$22,283,940

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

Management believes that the Company’s available cash balances provide sufficient funds to cover its unfunded commitments as of March 31, 2023 and December 31, 2022.

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

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Financial Statements – (continued)
(Unaudited)
Note 12. Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2023 and 2022:

	For the three months ended March 31,
	2023	2022
Per share data:
Net asset value at beginning of period	$25.21	$25.26
Net investment income (loss) (1)	0.75	0.39
Net realized and unrealized gain (loss) (1)	(0.11)	(0.02)
Net increase (decrease) in net assets resulting from operations (1)	0.64	0.37
Stockholder distributions (2)	(0.33)	-
Dividend reinvestment plan distributions (2)	(0.33)	-
Other (3)	0.61	0.03
Net asset value at end of period	$25.80	$25.66
Net assets at end of period	$186,011,566	$90,082,311
Shares outstanding at end of period	7,208,489	3,510,690
Total return (4)	5.01%	1.58%
Ratio/Supplemental data:
Ratio of expenses to average net assets before incentive fees and waivers(5)	12.19%	8.46%
Ratio of expenses to average net assets after incentive fees and before waivers(5)	12.82%	8.69%
Ratio of expenses to average net assets after incentive fees and waivers (5)	12.27%	8.69%
Ratio of net investment income (loss) to average net assets before incentive fees and waivers(5)	12.37%	6.51%
Ratio of net investment income (loss) to average net assets after incentive fees and before waivers(5)	11.74%	6.29%
Ratio of net investment income (loss) to average net assets after incentive fees and waivers(5)	12.29%	6.29%
Portfolio turnover (6)	0.77%	4.00%

(1)	The per share data was derived by using the weighted average shares outstanding during the period presented.
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

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Financial Statements – (continued)
(Unaudited)
13. Subsequent Events

The Company has evaluated subsequent events through May 15, 2023, the date on which the financial statements were issued.

On April 3, 2023 the Company declared a dividend of $0.69 per share with a record date of April 3, 2023 which was paid in the form of cash and shares on May 5, 2023, the distribution payment date. On May 5, 2023 the Company paid a total distribution of $4,973,857 of which $2,485,103 was paid in cash and $2,488,754 in the form of 98,060 shares.

On April 24, 2023, the Company issued a capital call of $8,695,500.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Statements contained in this Quarterly Report on Form 10-Q (including those relating to current and future market conditions and trends in respect thereof) that are not historical facts are based on current expectations, estimates, projections, opinions and/or beliefs of Star Mountain Lower Middle-Market Capital Corp. (the “Company”), Star Mountain Fund Management, LLC (the “Advisor”) and Star Mountain Capital, LLC (“Star Mountain”). Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. Certain information contained in this Quarterly Report on Form 10-Q constitutes “forward-looking statements,” which can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “seek,” “expect,” “anticipate,” “project,” “estimate,” “intend,” “continue,” “target,” or “believe” or the negatives thereof or other variations thereon or comparable terminology. Due to various risks and uncertainties, actual events or results or the actual performance of the Company may differ materially from those reflected or contemplated in such forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond the Company’s control and are difficult to predict, that could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including, without limitation, the risks, uncertainties and other factors the Company identifies in the section entitled “Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in the Company’s filings with the Securities and Exchange Commission (“SEC”).

Although the Company believes that the assumptions on which these forward-looking statements are based are reasonable, some of those assumptions are based on the work of third parties and any of those assumptions could prove to be inaccurate; as a result, the forward-looking statements based on those assumptions also could prove to be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report on Form 10-Q should not be regarded as a representation by us that the Company’s plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. The Company does not undertake any obligation to update or revise any forward-looking statements or any other information contained herein, except as required by applicable law. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this Quarterly Report on Form 10-Q because the Company is an investment company.

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

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.
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

The Company’s investments are subject to a number of risks. See “Part I. Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 as filed with the SEC on March 31, 2023.

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

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.
Operating and Regulatory Structure:

The Company’s investment activities are managed by the Advisor and supervised by the Board, a majority of whom are independent. Under the Investment Advisory Agreement, the Company pays the Advisor a quarterly management fee based on the Company’s average gross assets (excluding cash or cash equivalents but including assets purchased with borrowed amounts) as of the end of each of the two most recently completed calendar quarters as well as incentive fees based on the Company’s performance.

The Company has entered into an Administration Agreement with the Advisor to serve as Administrator for the Company. Pursuant to the Administration Agreement, the Advisor provides the Company with services such as accounting, financial reporting, legal and compliance support and investor relations support, necessary for the Company to operate or engage a third-party firm to perform some or all of these functions. The Company has entered into a sub-administration agreement with SS&C Technologies, Inc. (the "Sub-Administrator"), under which the Sub-Administrator provides various accounting and administrative services to the Company.

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

Portfolio and Investment Activity:

For the three months ended March 31, 2023, the Company invested (net of original issue discount) $14,653,791 in one new portfolio company and $11,646,365 in four existing portfolio companies as reflected in the Schedule of Investments. For the three months ended March 31, 2022, the Company invested (net of original issue discount) $25,557,962 million in three new portfolio companies, $2,078,357 million in one fund investment and $6,307,636 million in three existing portfolio companies.

The Company had $1,732,112 in principal repayments for the three months ended March 31, 2023, of which $1,731,575 was received in cash as of March 31, 2023 (with the remaining balance as the change in receivable from December 31, 2022). The Company had $2,950,038 in principal repayments for the three months ended March 31, 2022, of which $2,649,070 was paid in cash as of March 31, 2022 (with the remaining balance as receivable).

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.
As of March 31, 2023 and December 31, 2022, the Company’s investments consisted of the following:

	March 31, 2023		December 31, 2022
Fair Value:
First Lien Senior Secured Loan	$282,089,870	86.20%	$260,982,122	86.10%
Second Lien Senior Secured Loan	6,241,109	1.90	6,250,270	2.10
Senior Unsecured Notes	1,628,075	0.50	-	-
Preferred Equity Securities	28,600,750	8.70	27,088,732	8.90
Warrants and Other Equity Securities	6,013,657	1.80	5,829,429	1.90
Fund Investments	3,097,561	0.90	3,045,128	1.00
Total	$327,671,022	100.00%	$303,195,681	100.00%

The table below describes investments by industry composition based on fair value as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
Fair Value:
Aerospace & Defense	$7,190,415	2.30%	$5,877,696	1.80%
Commercial Services & Supplies	10,658,764	3.30	10,629,012	3.50
Construction & Engineering	36,839,778	11.20	36,895,770	12.20
Consumer Finance	3,777,148	1.20	3,836,822	1.30
Distributors	14,365,313	4.40	14,383,702	4.70
Diversified Consumer Services	14,351,460	4.40	14,502,291	4.80
Diversified Financials	3,097,561	0.90	3,045,128	1.00
Diversified Telecommunication Services	27,922,808	8.50	17,241,546	5.70
Electrical Equipment	9,854,971	3.00	9,836,785	3.20
Entertainment	18,934,275	5.80	19,165,339	6.30
Food Products	6,665,190	2.00	6,953,360	2.30
Healthcare Providers & Services	29,306,643	8.90	15,185,883	5.00
Hotels, Restaurants & Leisure	4,851,506	1.50	4,919,446	1.60
Household Durables	2,259,394	0.70	2,586,687	0.90
Household Products	3,934,477	1.20	4,073,972	1.30
IT Services	13,907,974	4.20	14,001,990	4.60
Leisure Products	4,679,751	1.40	4,793,707	1.60
Machinery	6,575,941	2.00	6,635,785	2.20
Media	25,200,889	7.70	25,659,236	8.50
Personal Products	4,422,428	1.30	4,335,304	1.40
Professional Services	34,829,798	10.60	34,425,860	11.40
Road & Rail	14,802,131	4.50	14,752,716	4.90
Software	6,100,140	1.90	5,961,468	2.00
Specialty Retail	6,176,596	1.90	6,318,303	2.10
Trading Companies & Distributors	16,965,671	5.20	17,177,873	5.70
Total	$327,671,022	100.00%	$303,195,681	100.00%

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

The following tables show the distribution of the Company’s investments on the 1 to 5 investment performance risk rating scale as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments	Investments at Fair Value	Percentage of Total Investments
1	$23,785,500	7.20%	$24,011,980	7.90%
2	246,276,203	75.20	230,159,492	75.90
3	48,104,870	14.70	39,811,785	13.10
4	7,245,055	2.20	6,625,737	2.20
5	2,259,394	0.70	2,586,687	0.90
Total	$327,671,022	100.00%	$303,195,681	100.00%

Results of Operations:

The following tables represent the operating results for the three months ended March 31, 2023 and 2022:

	For the three months ended March 31,
	2023	2022
Total investment income	$10,173,230	$2,905,390
Total expenses	6,112,140	1,685,197
Net investment income before fee waivers	4,061,090	1,220,193
Management fee waiver	197,509	-
Incentive fee waiver	719,565	-
Net investment income after fee waivers	4,978,164	1,220,193
Net realized gain (loss) on investments	-	23,917
Net change in unrealized gain (loss) on investments	(705,598)	(81,363)
Net increase (decrease) in net assets resulting from operations	$4,272,566	$1,162,747

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.
Investment Income:

The composition of the Company’s investment income was as follows for the three months ended March 31, 2023 and 2022:

	For the three months ended March 31,
	2023	2022
Non-controlled/non-affiliate investment income
Interest income	$9,717,322	$2,766,301
PIK interest income	220,183	113,484
Dividend income	118,693	1,737
Other income	40,720	-
Controlled/affiliate investment income
Interest income	28,501	23,868
Dividend income	47,811	-
Total investment income	$10,173,230	$2,905,390

Operating Expenses:

The composition of the Company’s operating expenses was as follows for the three months ended March 31, 2023 and 2022:

	For the three months ended March 31,
	2023	2022
Interest and other financing fees	$3,147,516	$406,883
Management fees	1,382,563	513,911
Incentive fees	1,064,526	179,776
Professional fees	319,300	241,727
General and administrative fees	108,643	256,599
Legal expenses	69,866	66,575
Directors' expenses	19,726	19,726
Expenses	6,112,140	1,685,197
Management fee waiver	(197,509)	-
Incentive fee waiver	(719,565)	-
Total Expenses	$5,195,066	$1,685,197

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

To qualify as a RIC under Subchapter M of the Code, the Company must, among other things, meet certain source-of-income and asset diversification requirements.  In addition, to qualify for RIC tax treatment, the Company must distribute to its Stockholders, for each taxable year, at least 90.0% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses.  In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98.0% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one year period ending October 31 in that calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years.  The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4.0% nondeductible U.S. federal excise tax on this income. For the three months ended March 31, 2023 and for the year ended December 31, 2022, the Company did not record a net expense on the Statements of Operations for U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”).  ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year.  It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense.  The Company did not record any uncertain income tax positions for the three months ended March 31, 2023 and the year ended December 31, 2022 on the Statements of Assets and Liabilities.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.
Net Increase (Decrease) in Net Assets Resulting from Operations:

For the three months ended March 31, 2023 and 2022, the net increase (decrease) in net assets resulting from operations was $4,272,566 and $1,162,747, respectively. Based on the weighted average shares of Common Stock outstanding for the three months ended March 31, 2023 and 2022, the Company’s per share net increase (decrease) in net assets resulting from operations was $0.64 and $0.37, respectively.

Financial Condition, Liquidity and Capital Resources:

The Company will generate cash primarily from the net proceeds generated from private offerings, and from cash flows from fees, interest and dividends earned from investments and principal repayments, proceeds from sales of investments and borrowings under the Company’s Secured Credit Facility. The Company’s primary use of funds will be direct credit and equity investments in SMBs, payments of expenses and distributions to holders of the Company’s Common Stock and, to a lesser extent, the Company may invest in limited partnership interests of funds focused on making investments in SMBs. As of March 31, 2023 and December 31, 2022, the Company had approximately $2.1 million and $19.0 million, respectively, in cash on deposit with financial institutions and $139.5 million and $153.0 million, respectively, in debt outstanding.

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

Capital Contributions:

For the three months ended March 31, 2023 and for the year ended December 31, 2022, the Company entered into subscription agreements (collectively, the “Subscription Agreements”) with new investors, providing for the private placement of common shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase common shares up to the amount of their respective capital commitments on an as-needed basis with a minimum of 8 business days’ prior notice. As of March 31, 2023 and December 31, 2022, the Company had received capital commitments totaling $200.3 million and $219.9 million, respectively.

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

Pursuant to a capital drawdown notice to its investors, the Company issued and sold 803,600 shares of the Company’s Common Stock, par value $0.001 per share, on March 24, 2023, for an aggregate offering price of $20,339,128.

As of March 31, 2023, net contributions of $185,856,560 had been made by Stockholders and $14,470,710 remained available to be drawn by the Company.

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

Contractual Obligations:

Payments for investment advisory services under the Investment Advisory Agreement in future periods are equal to (a) a management fee calculated at an annual rate of 1.75% of the value of the Company’s gross assets and (b) an incentive fee based on the Company’s performance. The Company has entered into an administration agreement with the Advisor to serve as the Company’s Administrator. The Company anticipates that the Administrator will be reimbursed for administrative expenses incurred on the Company’s behalf.

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

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.
As of March 31, 2023 and December 31, 2022, the Secured Credit Facility commitment amounts were as follows:

	As of March 31, 2023	As of December 31, 2022
Secured Credit Facility Lender	Commitment	Commitment
Webster Bank	$67,500,000	$67,500,000
Blue Ridge Bank	25,000,000	25,000,000
First Foundation Bank	20,000,000	20,000,000
Mitsubishi HC Capital America, Inc.	20,000,000	20,000,000
Woodforest National Bank	20,000,000	20,000,000
Forbright Bank	17,500,000	17,500,000
Apple Bank	15,000,000	15,000,000
Peapack-Gladstone Bank	15,000,000	15,000,000
Total Commitment	$200,000,000	$200,000,000

Borrowings can be increased to a maximum of $350 million in accordance with the Secured Credit Facility accordion feature terms and conditions and are limited by various advance rates and concentration limits.

As of March 31, 2023 and December 31, 2022, the total fair value of the borrowings outstanding under the Secured Credit Facility was $138,000,000 and $145,000,000, respectively.

Advances under the Secured Credit Facility bear interest at a per annum rate equal to the Prime rate in effect on such day minus 0.35%. Inclusive of syndication, agency, and administrative fees paid to Webster, the total annualized cost of capital is estimated to be 8.0%. The Company will also pay a non-utilization fee on the average daily unused amount of the aggregate commitments until the commitment termination date (as defined in the Loan Agreement). As of March 31, 2023, the total commitments under the Secured Credit Facility were $200 million. Proceeds from borrowings under the Secured Credit Facility may be used to finance certain investments, fulfill payment obligations under the Secured Credit Facility, make distributions/payments permitted by the Loan Agreement. All amounts outstanding under the Secured Credit Facility must be repaid by the fourth anniversary of the initial closing of the Secured Credit Facility. The Company’s obligations to the lenders under the Secured Credit Facility are secured by a first priority security interest in substantially all of the Company’s assets, subject to certain exclusions.

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

On June 22, 2022 the Company entered into a Loan and Security Agreement with East West Bank, which provides for cash or credit advances of up to $25 million (the “Revolving Credit Line”) pursuant to the terms and conditions of the Revolving Credit Line. On September 26, 2022, the Company entered into an amendment with East West Bank, to downsize the Revolving Credit Line to $21 million. All amounts outstanding under the Revolving Credit Line must be repaid by June 22, 2023. As of March 31, 2023 and December 31, 2022, the total fair value of the borrowings outstanding under the Revolving Credit Line was $1,500,000 and $8,000,000, respectively.

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

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.
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

The fair value of the borrowings outstanding under the Secured Credit Facility and the Revolving Credit Line are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. Interest expense incurred for the three months ended March 31, 2023 and 2022, totaled $2,505,614 and $288,555, respectively, which is included in interest and other financing fees on the Statements of Operations. The unused commitment fees, amortization of deferred financing costs, and utilization fees for the three months ended March 31, 2023 and 2022, amounted to $641,902 and $118,328, respectively, which is included in interest and other financing fees on the Statements of Operations. The unused fees payable and interest expense payable as of March 31, 2023 and December 31, 2022, are included in the credit facility interest payable on the Statements of Assets and Liabilities. The utilization fees payable as of March 31, 2023 and December 31, 2022, are included in other payables on the Statements of Assets and Liabilities.

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

The Company applies Financial Accounting Standards Board Accounting Standards Codification 820, Fair Value Measurement (“ASC Topic 820”), as amended, which establishes a framework for measuring fair value in accordance with U.S. GAAP and required disclosures of fair value measurements. ASC Topic 820 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact. In accordance with ASC Topic 820, the Company considers its principal market to be the market that has the greatest volume and level of activity. ASC Topic 820 specifies a fair value hierarchy that prioritizes and ranks the level of observability of inputs used in determination of fair value.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.
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

The determination of what constitutes (“observable”) requires significant judgment by the Company. The Company considers observable data to be market data, which is readily available, regularly distributed or updated, reliable and verifiable, not proprietary, which may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement. The categorization of an investment within the hierarchy is based upon the pricing transparency of the investment and observability of prices and inputs may be reduced for many investments. This condition could cause the investment to be reclassified to a lower level within the fair value hierarchy.

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

The interest rates of our loans to our portfolio companies that extend beyond 2023 might be subject to change based on recent regulatory changes, including the discontinuation of the London Interbank Offered Rate (“LIBOR”).

LIBOR is the basic rate of interest used in lending transactions between banks on the London interbank market and has been widely used as a reference for setting the interest rate on loans globally. In July 2017, the Financial Conduct Authority announced its intention to cease sustaining the LIBOR by the end of 2021. As of January 1, 2023, USD LIBOR is available in five settings (overnight, one-month, three-month, six-month and 12-month). The ICE Benchmark Administration has stated that it will cease to publish all remaining USD LIBOR settings immediately following their publication on June 30, 2023.

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

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.
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

Assuming that the Statements of Assets and Liabilities as of March 31, 2023, was to remain constant and that we took no actions to alter the Company’s existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change in Interest Rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in net investment income
Down 100 basis points	$(2,734,718)	$(1,395,000)	$(1,339,718)
Down 50 basis points	(1,367,359)	(697,500)	(669,859)
Down 25 basis points	(683,680)	(348,750)	(334,930)
Up 25 basis points	683,680	348,750	334,930
Up 50 basis points	1,367,359	697,500	669,859
Up 100 basis points	2,734,718	1,395,000	1,339,718
Up 200 basis points	5,469,437	2,790,000	2,679,437
Up 300 basis points	8,204,155	4,185,000	4,019,155

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

Evaluation of Disclosure Controls and Procedures

The Company’s disclosure controls and procedures are designed to provide reasonable assurances that information required to be disclosed in this Quarterly Report on Form 10-Q and other reports that we file under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the required time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2023. It should be noted that any system of controls, regardless of design and execution, can provide only reasonable assurance of achieving the desired control objectives.

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

Other than as set forth below, there have been no material changes during the three months ended March 31, 2023 to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 31, 2023. If any of such changes or risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the value of our securities could decline, and you may lose all or part of your investment.

We, the Advisor, and our portfolio companies may maintain cash balances at financial institutions that exceed federally insured limits and may otherwise be materially affected by adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties.

Our cash and our Advisor’s cash is held in accounts at U.S. banking institutions that we believe are of high quality. Cash held by us, our Advisor and by our portfolio companies in non-interest-bearing and interest-bearing operating accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. If such banking institutions were to fail, we, our Advisor, or our portfolio companies could lose all or a portion of those amounts held in excess of such insurance limitations. In addition, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems, which could adversely affect our, our Advisor’s and our portfolio companies’ business, financial condition, results of operations, or prospects. For example, on March 10, 2023, Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. Similarly, on March 12, 2023, Signature Bank was swept into receivership.

Although we and our Advisor assess our and our portfolio companies’ banking relationships as we believe necessary or appropriate, our and our portfolio companies’ access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our respective current and projected future business operations could be significantly impaired by factors that affect us, our Advisor or our portfolio companies, the financial institutions with which we, our Advisor or our portfolio companies have arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we, our Advisor or our portfolio companies have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.
In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us, our Advisor, or our portfolio companies to acquire financing on acceptable terms or at all.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Except as previously reported by the Company on its current reports on Form 8-K, the Company did not sell any securities during the period covered by this Form 10-Q that were not registered under the Securities Act.

Item 3.	Defaults on Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits filed as part of this Form 10-Q are set forth on the Index to Exhibits, which is incorporated herein by reference.

INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1	Certificate of Incorporation (incorporated by reference to the Company’s Form 10 Registration Statement filed on May 7, 2021)

3.1.1	Certificate of Conversion to a Corporation (incorporated by reference to the Company’s Form 10 Registration Statement filed on May 7, 2021)

3.2	By-Laws (incorporated by reference to the Company’s Form 10 Registration Statement filed on May 7, 2021)

4.1	Form of Subscription Agreement (incorporated by reference to the Company’s Form 10 Registration Statement filed on May 7, 2021)

10.1
Investment Advisory Agreement between Star Mountain Credit Opportunities Fund, L{ and Star Mountain Fund Management, LLC (incorporated by reference to the Company’s Form 10 Registration Statement filed on May 7, 2021)

10.2
Administration Agreement between Star Mountain Credit Opportunities Fund, LP and Star Mountain Fund Management LLC (incorporated by reference to the Company’s Form 10 Registration Statement filed on May 7, 2021)

10.3
Loan and Servicing Agreement, dated as of July 2, 2021, by and among Star Mountain Lower Middle-Market Capital Corp., as borrower, the lenders party thereto and Sterling National Bank, in its capacities as collateral agent and administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-56259), filed on July 15, 2021)

10.4
First Amendment to Revolving Credit Agreement, dated as of November 10, 2021, by and among the Company, as Borrower, and Sterling National Bank, as Administrative Agent and the Letter of Credit Issuer, and the Lenders party thereto. (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 12, 2021)

10.5
Second Amendment to Revolving Credit Agreement, dated as of January 12, 2022, by and among the Company, as Borrower, and Sterling National Bank, as Administrative Agent and the Letter of Credit Issuer, and the Lenders party thereto. (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on January 14, 2022)

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.
10.6
Amendment to Loan and Servicing Agreement and Joinder Agreement, dated as of May 6, 2022, by and among the Company, as Borrower, and Webster Bank, N.A. (f/k/a Sterling National Bank), as Administrative Agent and the Letter of Credit Issuer, and the Lenders party thereto

10.7
Loan and Servicing Agreement, dated as of June 22, 2022 by and among Star Mountain Lower Middle-Market Capital Corp., as borrower, the lenders party thereto and East West Bank, in its capacity as lender

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
Star Mountain Lower Middle-Market Capital Corp.

Date: May 15, 2023	By:	/s/ Brett A. Hickey
	Name:	Brett A. Hickey
	Title:	Chief Executive Officer and President

Date: May 15, 2023	By:	/s/ Christopher J. Gimbert
	Name:	Christopher J. Gimbert
	Title:	Chief Financial Officer