Form 10-Q
period 2023-06-30
Star Mountain Lower Middle-Market Capital Corp
filed 2023-08-14
CIK 1786835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting-company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 14, 2023, the registrant had 7,470,032 shares of common stock, $0.001 par value, outstanding.

Part I. Financial Information
Item 1.	Financial Statements.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Statements of Assets and Liabilities

	June 30, 2023 (unaudited)	December 31, 2022
ASSETS
Non-controlled/non-affiliate investments at fair value (amortized cost of $345,782,411 and $299,401,792 as of June 30, 2023 and December 31, 2022, respectively)	$349,560,695	$301,766,151
Controlled/affiliate investments at fair value (amortized cost of $1,409,196 and $1,432,419 as of June 30, 2023 and December 31, 2022, respectively)	1,198,115	1,429,530
Cash	9,580,370	18,958,445
Interest receivable	4,382,953	2,873,029
Deferred financing cost	1,131,044	1,474,527
Paydown receivable	1,117,766	844,269
Prepaid expenses	43,343	-
Total assets	367,014,286	327,345,951

LIABILITIES

Credit facility payable	160,000,000	153,000,000
Redemptions payable	4,696,330	-
Credit facility interest payable	2,965,907	2,283,546
Management fees payable, net of fee waivers (Note 6)	2,259,485	1,049,992
Incentive fees payable, net of fee waivers (Note 6)	1,428,394	-
Professional fees payable	415,679	195,076
Other payables	373,135	187,230
Reimbursement expense payable	148,280	35,877
Legal fees payable	60,491	26,377
Subscriptions received in advance	12,501	-
Distributions payable	-	4,351,080
Total liabilities	172,360,202	161,129,178

Commitments and contingencies (Note 11)

Net assets	$194,654,084	$166,216,773

NET ASSETS
Common shares, $0.001 par value (200,000,000 shares authorized, 7,470,032 and 6,592,546 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively)	$7,470	$6,593
Contribution receivable	(110,891)	(110,891)
Additional paid-in capital	186,083,351	164,074,076
Accumulated undistributed (overdistributed) earnings	8,674,154	2,246,995
Total net assets	$194,654,084	$166,216,773

Net asset value per share	$26.06	$25.21

See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Statements of Operations
 (Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Non-controlled/non-affiliate investment income:
Interest income	$10,157,119	$3,814,093	$19,874,441	$6,537,649
PIK interest income	796,506	116,365	1,016,689	229,849
Dividend income	243,416	36,065	362,109	37,802
Other income	24,291	-	65,011	50,694
Controlled/affiliate investment income:
Dividend income	-	-	47,811	-
Interest income	29,567	23,950	58,068	47,818
Total investment income:	11,250,899	3,990,473	21,424,129	6,903,812

Operating expenses:
Interest and other financing fees	3,306,655	835,350	6,454,171	1,242,233
Management fees (Note 6)	1,430,863	733,081	2,813,426	1,246,992
Incentive fees (Note 6)	1,398,432	327,914	2,462,958	507,690
Professional fees	389,327	434,337	708,627	676,064
General and administrative fees	133,518	114,342	242,161	370,941
Legal expenses	69,754	68,425	139,620	135,000
Director expenses	20,274	19,945	40,000	39,671
Total expenses before fee waivers	6,748,823	2,533,394	12,860,963	4,218,591
Management fee waiver (Note 6)	(354,760)	(104,726)	(552,269)	(104,726)
Incentive fee waiver (Note 6)	(315,000)	(733,573)	(1,034,565)	(733,573)
Total expenses after fee waivers	6,079,063	1,695,095	11,274,129	3,380,292
Net investment income	5,171,836	2,295,378	10,150,000	3,523,520

Net gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliate investments	45,283	-	45,283	23,917
Net realized gain (loss) on investments	45,283	-	45,283	23,917

Net change in unrealized gain (loss):
Non-controlled/non-affiliate investments	2,000,338	122,323	1,413,925	(11,767)
Controlled/affiliate investments	(89,007)	(54,036)	(208,192)	(9,258)
Net change in unrealized gain (loss) on investments	1,911,331	68,287	1,205,733	(21,025)

Net gain (loss)	1,956,614	68,287	1,251,016	2,892

Net increase (decrease) in net assets resulting from operations	$7,128,450	$2,363,665	$11,401,016	$3,526,412

Per common share data:
Net investment income per share - basic and diluted	$0.69	$0.59	$1.44	$1.00
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.96	$0.61	$1.62	$1.00
Weighted average shares outstanding - basic and diluted	7,445,443	3,869,451	7,055,055	3,509,144

See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Statements of Changes in Net Assets
(Unaudited)

	Common Stock			Accumulated undistributed
For the three months ended June 30, 2022	Number of shares	Par value of shares	Additional paid-in capital	(overdistributed) earnings	Total net assets
Balance, March 31, 2022	3,510,690	$3,510	$85,777,869	$4,300,932	$90,082,311
Net investment income	-	-	-	2,295,378	2,295,378
Net change in unrealized gain (loss) on investments	-	-	-	68,287	68,287
Issuance of common shares	446,880	447	11,447,787	-	11,448,234
Distributions declared to stockholders	-	-	-	(3,455,555)	(3,455,555)
Stock issued in connection with dividend reinvestment plan	21,875	22	560,861	-	560,883
Balance, June 30, 2022	3,979,445	$3,979	$97,786,517	$3,209,042	$100,999,538

For the three months ended June 30, 2023
Balance, March 31, 2023	7,208,489	$7,209	$179,484,796	$6,519,561	$186,011,566
Net investment income	-	-	-	5,171,836	5,171,836
Net realized gain (loss)	-	-	-	45,283	45,283
Net change in unrealized gain (loss) on investments	-	-	-	1,911,331	1,911,331
Issuance of common shares	343,695	343	8,695,158	-	8,695,501
Purchases of shares in repurchase offer (1)	(180,212)	(180)	(4,696,150)	-	(4,696,330)
Distributions declared to stockholders	-	-	-	(4,973,857)	(4,973,857)
Stock issued in connection with dividend reinvestment plan	98,060	98	2,488,656	-	2,488,754
Balance, June 30, 2023	7,470,032	$7,470	$185,972,460	$8,674,154	$194,654,084

	Common Stock			Accumulated undistributed
For the six months ended June 30, 2022	Number of shares	Par value of shares	Additional paid-in capital	(overdistributed) earnings	Total net assets
Balance, December 31, 2021	2,777,449	$2,777	$67,021,165	$3,138,185	$70,162,127
Net investment income	-	-	-	3,523,520	3,523,520
Net realized gain (loss)	-	-	-	23,917	23,917
Net change in unrealized gain (loss) on investments	-	-	-	(21,025)	(21,025)
Issuance of common shares	1,155,815	1,156	29,589,078	-	29,590,234
Distributions declared to stockholders	-	-	-	(3,455,555)	(3,455,555)
Stock issued in connection with dividend reinvestment plan	46,181	46	1,176,274	-	1,176,320
Balance, June 30, 2022	3,979,445	$3,979	$97,786,517	$3,209,042	$100,999,538

For the six months ended June 30, 2023
Balance, December 31, 2022	6,592,546	$6,593	$163,963,185	$2,246,995	$166,216,773
Net investment income	-	-	-	10,150,000	10,150,000
Net realized gain (loss)	-	-	-	45,283	45,283
Net change in unrealized gain (loss) on investments	-	-	-	1,205,733	1,205,733
Issuance of common shares	1,147,295	1,147	29,033,481	-	29,034,628
Purchases of shares in repurchase offer (1)	(453,955)	(454)	(11,694,206)	-	(11,694,660)
Distributions declared to stockholders	-	-	-	(4,973,857)	(4,973,857)
Stock issued in connection with dividend reinvestment plan	184,146	184	4,670,000	-	4,670,184
Balance, June 30, 2023	7,470,032	$7,470	$185,972,460	$8,674,154	$194,654,084

(1)	For further details please reference Note 10 in the accompanying Notes to Financial Statements.

See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Statements of Cash Flows
(Unaudited)

	For the six months ended June 30,
	2023	2022
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$11,401,016	$3,526,412
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided (used in) operating activities:
Net realized (gain) loss on investments	(45,283)	(23,917)
Net change in unrealized (gain) loss on investments	(1,205,733)	21,025
Net accretion of discounts and amortization of premiums	(723,405)	(301,718)
Purchases of investments	(50,997,217)	(105,204,160)
Proceeds from sales of investments	2,679,712	2,803,043
Proceeds from principal payments	3,471,989	5,092,702
Amortization of deferred financing costs	343,483	98,618
Payment-in-kind interest income	(1,016,689)	(229,849)
Changes in operating assets and liabilities:
Interest receivable	(1,509,924)	(298,189)
Prepaid expenses	(43,343)	-
Management fees payable, net of fee waivers (Note 6)	1,209,493	419,960
Incentive fees payable, net of fee waivers (Note 6)	1,428,394	(225,883)
Credit facility interest payable	682,361	813,852
Other payables	185,905	75,852
Professional fees payable	220,603	150,540
Legal fees payable	34,114	57,288
Reimbursement expense payable	112,403	60,724
Net cash provided by (used in) operating activities	(33,772,121)	(93,163,700)

Cash flows from financing activities:
Proceeds from issuance of common shares, including subscriptions received in advance	29,047,129	28,996,943
Payments in repurchase of shares	(6,998,330)	-
Proceeds from credit facility	55,500,000	67,000,000
Repayments of credit facility	(48,500,000)	-
Distributions paid	(4,654,753)	(1,288,578)
Deferred financing and debt issuance costs paid	-	(945,000)
Net cash provided by (used in) financing activities	24,394,046	93,763,365

Net increase (decrease) in Cash	(9,378,075)	599,665
Cash, beginning of period	18,958,445	2,491,307
Cash, end of period	$9,580,370	$3,090,972

Supplemental disclosures of cash flow information:
Non cash operating activities:
Interest received in kind	$1,016,689	$229,849

Supplemental and non cash financing activities:
Shares issued from dividend reinvestment plan (see Note 10)	4,670,184	1,176,320

Supplemental Information:
Cash paid for interest	$4,548,486	$401,542

See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Schedule of Investments
June 30, 2023
 (Unaudited)

Portfolio Company (1)(2)(3)(4)(5)(6)	Footnotes	Spread Above Index (7)	Interest Rate	Acquisition Date	Maturity	Principal, Shares, Units	Amortized Cost (8)	Fair Value (9)	% of Net Assets
Investments
First lien senior secured term loan
Aerospace & Defense
Consolidated Machine & Tool Holdings, LLC	(19)	S+5.94% +4.81% PIK	11.22% Cash + 4.81% PIK	1/15/2020	1/15/2025	7,601,939	$7,386,541	$7,234,765	3.7%
						7,601,939	7,386,541	7,234,765	3.7
Commercial Services & Supplies
PPC Event Services, Inc.	(19)(20)	S+6.76%	12.03%	9/22/2022	9/22/2027	6,539,442	6,460,405	6,539,442	3.4
PPC Event Services, Inc.	(19)(20)	S+6.76%	12.03%	9/22/2022	9/22/2027	406,162	406,162	406,162	0.2
Swyft AcquireCo LLC (dba Swyft Filings)	(17)(18)	S+2.75%	7.89%	12/20/2021	12/20/2027	302,633	298,573	300,000	0.2
Swyft AcquireCo LLC (dba Swyft Filings)	(11)(18)	S+5.50%	10.64%	12/20/2021	12/20/2027	3,682,383	3,631,273	3,505,629	1.8
						10,930,620	10,796,413	10,751,233	5.6
Construction & Engineering
DCCM, LLC	(19)	L+7.16%	12.43%	8/6/2021	12/30/2026	18,772,644	18,369,041	18,434,737	9.5
Fremont-Wright, LLC	(12)	L+9.00%	14.22%	12/2/2020	12/2/2024	4,343,750	4,316,255	4,316,255	2.2
MechanAir, LLC	(19)	S+10.50%	15.77%	9/2/2021	9/2/2026	8,085,096	7,927,809	7,148,842	3.7
Vertical Mechanical Group, LLC	(11)(19)	S+7.76%	13.03%	5/12/2023	5/12/2028	4,571,429	4,420,986	4,420,986	2.3
Watt Acquisition, LLC	(11)(19)	S+11.25%	16.52%	4/15/2022	4/15/2027	3,653,125	3,593,590	3,528,553	1.8
						39,426,044	38,627,681	37,849,373	19.5
Consumer Finance
Microf, LLC	(19)	L+10.85%	16.12%	3/29/2019	6/30/2025	3,462,993	3,462,993	3,462,993	1.8
						3,462,993	3,462,993	3,462,993	1.8
Distributors
48forty Intermediate Holdings, Inc.	(19)	S+6.15%	11.42%	10/11/2022	12/1/2026	14,924,812	14,379,819	14,606,914	7.5
						14,924,812	14,379,819	14,606,914	7.5
Diversified Consumer Services
Rock Gate Capital, LLC (dba 160 Driving Academy)	(10)	L+7.50%	13.05%	10/16/2019	10/16/2024	15,410,533	15,280,461	15,410,533	7.9
						15,410,533	15,280,461	15,410,533	7.9
Diversified Telecommunication Services
Caregility Corporation	(10)	L+9.00%	14.55%	12/29/2021	12/29/2024	5,757,839	5,448,081	4,789,946	2.5
Gridsource Incorporated, LLC	(19)	S+8.50%	13.77%	12/16/2022	12/16/2027	14,180,912	13,795,037	13,965,362	7.2
YTC Holdings, Inc. (dba Yorktel)	(19)	S+10.71%	15.28%	9/23/2019	9/23/2024	4,157,756	4,130,681	4,157,756	2.1
						24,096,507	23,373,799	22,913,064	11.8
Electrical Equipment
Masterwork Electronics, Inc.	(19)	S+7.65%	12.92%	11/17/2022	11/17/2027	8,219,565	8,088,197	8,014,076	4.1
						8,219,565	8,088,197	8,014,076	4.1
Entertainment
Chicken Soup For The Soul, LLC	(12)	L+8.50%	13.72%	10/29/2021	3/31/2024	6,464,204	6,426,331	6,245,714	3.2
Linden Research, Inc. (dba Linden Labs)	(11)(19)	S+8.26% + 3.25% PIK	13.53% Cash + 3.25% PIK	12/31/2020	12/31/2025	4,702,258	4,597,056	4,702,258	2.4
NW Entertainment, LLC	(19)	S+7.76%	13.03%	11/4/2022	11/4/2027	6,464,305	6,351,180	6,373,805	3.3
						17,630,767	17,374,567	17,321,777	8.9
Food Products
Uncle John’s Pride, LLC	(18)	S+10.11%	15.25%	3/31/2022	3/31/2027	5,423,341	5,323,724	5,390,801	2.8
						5,423,341	5,323,724	5,390,801	2.8
Healthcare Providers & Services
Arrow Home Health, LLC (dba Acara Home Health)	(13)(19)	S+8.50%	13.77%	3/19/2021	3/19/2026	864,786	845,417	825,611	0.4
BB-HH Platform, Inc. (dba Preferred Care Home Health)	(19)	S+7.00% + 1.50% PIK	12.27% Cash + 1.50% PIK	5/16/2023	5/16/2028	8,284,024	8,062,080	8,062,080	4.1
IPA Intermediate Co., LLC (dba Integrated Pain Associates)	(19)	S+8.01%	13.28%	1/9/2023	1/9/2028	11,265,924	10,980,322	10,959,950	5.6
Klein Hersh, LLC	(11)(19)	S+7.76%	4.63% Cash + 8.41% PIK	4/27/2022	4/27/2027	15,586,219	14,929,077	13,491,431	6.9
Nurses Staffing, LLC	(19)	S+7.00% + 2.00% PIK	12.27% Cash + 2.00% PIK	5/26/2023	8/26/2028	7,571,429	7,418,940	7,418,940	3.8
						43,572,382	42,235,836	40,758,012	20.8
Hotels, Restaurants & Leisure
The Range NYC, LLC (dba Five Iron Golf)	(19)(20)	S+7.61%	12.88%	9/15/2022	9/15/2027	5,016,807	4,868,125	4,899,915	2.5
						5,016,807	4,868,125	4,899,915	2.5
Household Durables
SkyBell Technologies, Inc.	(21)	0.00%	0.00%	12/13/2019	12/13/2024	4,587,429	4,523,030	2,293,714	1.2
						4,587,429	4,523,030	2,293,714	1.2
Household Products
Coop Home Goods LLC (dba Coop Home Goods)	(11)(19)	S+8.26%	13.53%	6/18/2021	6/18/2026	4,387,729	4,325,335	4,199,934	2.2
						4,387,729	4,325,335	4,199,934	2.2
IT Services
CSI IT, LLC (dba Consulting Solutions)	(19)	S+10.61%	15.88%	1/29/2021	1/29/2026	13,715,253	13,475,127	13,715,253	7.0
						13,715,253	13,475,127	13,715,253	7.0
Leisure Products
MPUSA, LLC (dba Mission)	(10)	L+9.00%	14.55%	12/9/2021	12/9/2026	4,031,332	3,973,959	3,955,946	2.0
						4,031,332	3,973,959	3,955,946	2.0
Machinery
Texas Contract Manufacturing Group, Inc.	(19)	S+12.11%	17.38%	4/27/2022	4/27/2027	5,867,944	5,774,114	5,400,855	2.8
						5,867,944	5,774,114	5,400,855	2.8
Media
PadSquad, LLC	(19)	S+9.00%	14.27%	3/30/2022	3/30/2027	4,681,754	4,605,409	4,578,288	2.4
Trailer Park Group Holdings LLC	(11)(19)	S+7.76%	13.03%	8/2/2021	8/2/2026	14,416,682	14,163,057	13,809,740	7.1
						19,098,436	18,768,466	18,388,028	9.5
Personal Products
Japonesque, LLC	(11)(19)	S+8.18% + 1.50% PIK	13.45%	11/23/2021	11/23/2026	4,535,593	4,476,011	4,430,367	2.3
						4,535,593	4,476,011	4,430,367	2.3
Professional Services
Lasalle Staffing, LLC	(11)(18)	S+6.86%	12.00%	2/15/2022	2/15/2027	7,511,888	7,360,814	7,489,353	3.8
NSC Technologies, LLC	(10)	L+8.50%	14.05%	4/26/2019	4/26/2024	4,356,132	4,326,201	4,353,083	2.2
PQT Ayaquhs, LLC (dba WWC Global)	(19)	S+7.76%	13.03%	8/1/2022	8/1/2027	7,705,645	7,573,782	7,705,645	4.0
						19,573,665	19,260,797	19,548,081	10.0
Software
Proactive Dealer Solutions, LLC	(10)	L+10.00%	15.55%	12/27/2021	12/26/2026	3,164,049	3,104,160	3,164,049	1.6
PureCars Technologies, LLC	(11)(19)	S+6.35% + 0.75% PIK	11.62% + 0.75% PIK	4/17/2019	4/18/2024	1,464,229	1,453,441	1,452,515	0.7
						4,628,278	4,557,601	4,616,564	2.3
Specialty Retail
Clearview Systems, LLC (dba Rip-It)	(11)(19)	S+7.65%	12.92%	10/11/2022	10/11/2027	6,452,101	6,327,521	5,968,838	3.1
						6,452,101	6,327,521	5,968,838	3.1
Trading Companies & Distributors
Gateway Dealer Network, LLC	(11)(18)	S+6.35%	11.49%	6/30/2022	6/30/2027	8,761,363	8,647,957	8,761,363	4.5
USBid Inc.	(11)(19)	S+7.26%	12.53%	11/3/2022	11/3/2027	7,031,250	6,886,999	5,978,672	3.2
						15,792,613	15,534,956	14,740,035	7.7
Transportation Infrastructure
TCP Acquisition, LLC	(19)(20)	S+7.50%	12.77%	7/26/2022	7/26/2027	14,812,500	14,469,959	14,571,412	7.5
						14,812,500	14,469,959	14,571,412	7.5
Total first lien senior secured term loan							306,665,032	300,442,483	154.5

See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Schedule of Investments – (continued)
June 30, 2023
 (Unaudited)

Portfolio Company (1)(2)(3)(4)(5)(6)	Footnotes	Spread Above Index (7)	Interest Rate	Acquisition Date	Maturity	Principal, Shares, Units	Amortized Cost (8)	Fair Value (9)	% of Net Assets
Second lien senior secured loan
Professional Services
CorTech, LLC	(10)	L+6.25%	11.80%	3/13/2020	9/30/2025	6,461,338	$6,442,027	$6,201,918	3.2%
						6,461,338	6,442,027	6,201,918	3.2
Total second lien term loan							6,442,027	6,201,918	3.2

Senior unsecured notes
Electrical Equipment
HH Masterwork Intermediate, Inc.		-	15.00% PIK	11/17/2022	5/17/2028	1,907,877	1,873,094	1,594,222	0.8
						1,907,877	1,873,094	1,594,222	0.8
Total senior unsecured notes							1,873,094	1,594,222	0.8

Preferred equity securities	(14)
Commercial Services and Supplies
Swyft Filings Holdings, LLC	(15)(22)	-	8.00% PIK	12/20/2021	-	192,444	183,612	230,249	0.1
						192,444	183,612	230,249	0.1
Construction & Engineering
MechanAir Holdings, LLC	(15)	-	13.50% PIK	9/2/2021	-	1,219	1,219,441	-	0.0
Vertical Mechanical Group Holdings, LLC		-		5/12/2023	-	1,857,143	1,857,143	1,857,143	1.0
Watt Contracting Holdings, LLC		-	15.00%PIK	4/15/2022	-	2,110,487	2,075,652	1,837,234	0.9
						3,968,849	5,152,236	3,694,377	1.9
Diversified Telecommunication Services
Caregility Corporation	(15)	-	-	12/31/2022	-	151,018	-	1,329,090	0.7
Gridsource Holdings, LLC		-	8.00% PIK	3/9/2023	-	3,959,977	799,597	1,183,583	0.6
YTC Holdings, Inc. (dba Yorktel)	(15)	-	8.00% PIK	9/23/2019	-	151,018	2,280,666	2,436,458	1.3
						4,262,013	3,080,263	4,949,131	2.6
Entertainment
NW Entertainment, LLC		-	10.00% PIK	11/4/2022	-	970	955,843	986,761	0.5
						970	955,843	986,761	0.5
Food Products
UJP Acquisition, LLC (dba Uncle John’s Pride)	(15)	-	8.00% PIK	3/31/2022	-	1,489,362	1,489,362	1,844,723	0.9
						1,489,362	1,489,362	1,844,723	0.9
Healthcare Providers & Services
Arrow Home Health, LLC (dba Acara Home Health)	(19)	-		3/19/2021	-	571,080	563,779	372,504	0.2
IPA Investors, LP		-	8.00% PIK	1/9/2023	-	1,922	1,997,838	1,995,560	1.0
						573,002	2,561,617	2,368,064	1.2
Leisure Products
MPUSA, LLC (dba Mission)		-	-	12/9/2021	-	13	564,645	564,618	0.3
						13	564,645	564,618	0.3
Media
Channel Factory Holdings, LLC	(15)	-	5.00% Cash + 5.00% PIK	8/27/2020	-	2,381,867	2,383,016	3,508,492	1.8
PadSquad Holdings LLC (dba Padsquad)	(15)	-	6.00% Cash + 6.00% PIK	3/30/2022	-	720,767	1,962,963	2,141,356	1.1
Trailer Park Group Holdings LLC	(15)	-	8.00% PIK	8/2/2021	-	371,822	366,759	643,810	0.3
						3,474,456	4,712,738	6,293,658	3.2
Professional Services
Capone Holdings JV, LLC (dba LaSalle Staffing)		-	-	2/15/2022	-	4,000,000	4,000,000	5,135,733	2.6
Hometown Holdings JV, LLC (dba BWG Strategy)	(15)	-	-	12/24/2020	-	666,667	659,086	841,533	0.4
PQT Ayaquhs, LLC (dba WWC Global)	(15)	-	10.50% PIK	8/1/2022	-	5,774	1,064,516	2,923,871	1.5
						4,672,441	5,723,602	8,901,137	4.5
Software
Proactive Dealer Holdings Parent, LLC		-	10.00% PIK	12/27/2021	-	1,141,205	1,328,162	1,744,127	0.9
PureCars Technologies Holdings, LLC	(15)	-	8.00% PIK	4/17/2019	-	514	240,065	54,944	0.0
PureCars Technologies, LLC	(15)	-	8.00% PIK	7/25/2022	7/26/2024	78	26,948	27,083	0.0
						1,141,797	1,595,175	1,826,154	0.9
Trading Companies & Distributors
USBid Inc.		-	-	11/3/2022	-	469	468,750	107,109	0.1
						469	468,750	107,109	0.1
Total preferred equity securities							26,487,843	31,765,981	16.2
See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Schedule of Investments – (continued)
June 30, 2023
 (Unaudited)

Portfolio Company (1)(2)(3)(4)(5)(6)	Footnotes	Spread Above Index (7)	Interest Rate	Acquisition Date	Maturity	Principal, Shares, Units	Amortized Cost (8)	Fair Value (9)	% of Net Assets
Warrants and other equity securities	(14)
Aerospace & Defense
Consolidated Machine & Tool Holdings, LLC	(16)	-	-	1/15/2020	-	176	$142,485	$21,618	0.0%
						176	142,485	21,618	0.0
Construction & Engineering
DCCM, LLC		-	-	8/6/2021	-	897	939,949	962,894	0.5
Fremont-Wright, LLC		-	-	12/2/2020	-	2	-	693,150	0.4
Watt Contracting Holdings, LLC		-	-	4/15/2022	-	218	-	-	0.0
						1,117	939,949	1,656,044	0.9
Consumer Finance
Microf, LLC		-	-	5/5/2020	-	164,332	-	296,260	0.2
						164,332	-	296,260	0.2
Diversified Consumer Services
Rock Gate Capital, LLC (dba 160 Driving Academy)		-	-	10/16/2019	-	12,693	-	133,486	0.1
						12,693	-	133,486	0.1
Diversified Telecommunication Services
Caregility Corporation		-	-	12/29/2021	-	237,082	443,392	1,617,731	0.8
York Telecom Corporation (dba Yorktel)		-	-	9/23/2019	-	77,195	-	776,793	0.4
						314,277	443,392	2,394,524	1.2
Electrical Equipment
HH Masterwork Intermediate, Inc.		-	-	11/17/2022	11/17/2027	190,019	-	154,435	0.1
						190,019	-	154,435	0.1
Entertainment
LRI Holdco, LLC (dba Linden Labs)		-	-	12/31/2020	-	2	43,478	550,442	0.3
						2	43,478	550,442	0.3
Food Products
UJP Acquisition, LLC (dba Uncle John’s Pride)		-	-	3/31/2022	-	127,215	-	16,979	0.0
						127,215	-	16,979	0.0
Healthcare Providers & Services
Nurses Staffing, LLC		-	-	5/26/2023	-	182	419,877	419,877	0.2
						182	419,877	419,877	0.2
Hotels, Restaurants & Leisure
The Range NYC, LLC (dba Five Iron Golf)		-	-	9/15/2022	9/15/2027	21,210	71,599	46,052	0.0
						21,210	71,599	46,052	0.0
Household Durables
SkyBell Technologies, Inc.		-	-	12/13/2019	-	1,576,993	-	-	0.0
						1,576,993	-	-	0.0
Household Products
CHG Parent Holding LLC (dba Coop Home Goods)		-	-	6/18/2021	-	535,714	535,714	-	0.0
						535,714	535,714	-	0.0
Machinery
Texas Contract Manufacturing Group, Inc.		-	-	4/27/2022	-	1,602	-	1,373,871	0.7
						1,602	-	1,373,871	0.7
Professional Services
NSC Holdings, LLC		-	-	4/26/2019	-	111	271,262	229,499	0.1
PQT Ayaquhs, LLC (dba WWC Global)		-	-	8/1/2022	-	645	-	215,484	0.1
						756	271,262	444,983	0.2
Trading Companies & Distributors
USBid Inc.		-	-	11/3/2022	-	204	-	75,469	0.0
						204	-	75,469	0.0
Total warrants and other equity securities							2,867,756	7,584,040	3.9

Fund investments
Diversified Financials
Madryn Select Opportunities, LP	(20)	-	-	1/4/2022	-	2,855,855	2,855,855	3,170,166	1.6
						2,855,855	2,855,855	3,170,166	1.6
Total fund investments							2,855,855	3,170,166	1.6

TOTAL INVESTMENTS							$347,191,607	$350,758,810	180.2%

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
June 30, 2023
 (Unaudited)

(9)
Because there is no readily available market value for these investments, the fair value of each of these investments is determined in good faith using significant unobservable inputs by the Company’s board of directors (the “Board”) as required by the 1940 Act. See Note 4 “Fair Value Measurements” in the accompanying notes to the financial statements.

(10)	The interest rate on these loans is subject to 3 month LIBOR, which was 5.55% as of June 30, 2023.
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

(12)	The interest rate on these loans is subject to 1 month LIBOR, which was 5.22% as of June 30, 2023.
(13)
As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” and may have “Control” of this portfolio company as the Company and/or its affiliated funds collectively owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). The Company’s investment in affiliates for the six months ended June 30, 2023 were Arrow Home Health, LLC which represented $1,198,115 of Fair Value and 0.6% of Net Assets of the Company. Transactions related to investments in “Controlled/Affiliate Investments” for the six months ended June 30, 2023 were as follows:

Portfolio Company	Type of Investment	Amount of Realized Gain (Loss)	Amount of Interest or Dividends Credited to Income (a)	December 31, 2022 Value	Gross Additions (b)	Gross Reductions (c)	Amount of Unrealized Gains (Loss)	June 30, 2023 Value
Arrow Home Health LLC (dba Acara Home Health) (d)	First lien senior securred term loan	$-	$58,068	$851,429	$776	$(24,857)	$(1,737)	$825,611
	Preferred equity securities (571,080 shares)	-	47,811	578,101	1,715	(857)	(206,455)	372,504
Total Affiliate Investments		$-	$105,879	$1,429,530	$2,491	$(25,714)	$(208,192)	$1,198,115

(a)	Represents the total amount of interest, fees or dividends credited to income for the portion of the period an investment was included in the Affiliate category.
(b)	Gross additions include increase in the cost basis of investments resulting from purchases, PIK interest or amortization of original issue discount.
(c)	Gross reductions include decreases in the total cost basis of investments resulting from principal repayments or sales.
(d)	The fair value of the investment was determined using significant unobservable inputs.

(14)	Ownership of certain equity investments may occur through a holding company or partnership. In no instances are the holding companies or partnerships wholly owned by the Company.
(15)	Investment contains a fixed rate structure.
(16)	The Company has received 46 units of incentive shares which have no Cost or Fair Value as of June 30, 2023.
(17)	Interest disclosed reflects the contractual rate of the First Out tranche under the AAL.
(18)	The interest rate on these loans is subject to 1 month SOFR, which was 5.14% as of June 30, 2023.
(19)	The interest rate on these loans is subject to 3 month SOFR, which was 5.27% as of June 30, 2023.
(20)
Positions have an aggregate unfunded commitment of $20,580,930 in addition to the amounts shown in the Schedule of Investments. See Note 11 “Commitments, Contingencies and Risks” in the accompanying notes to the financial statements.

(21)	The investment is on non-accrual status. See Note 2 “Significant Accounting Policies”.
(22)	The investment includes the fair value and amortized cost of 1,015 shares of common equity issued in conjunction with the preferred equity.

As of June 30, 2023, the Company had one investment on non-accrual status.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of June 30, 2023, and the reported revenue generated and expenses incurred during the reporting period. Actual results could differ from those estimates.

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
(Unaudited)
Note 2. Summary of Significant Accounting Policies (continued)

Revenue Recognition

The Company’s revenue recognition policies are as follows:

Interest income: Interest income is recorded on the accrual basis to the extent that the Company expects to collect such amounts. Interest income is accrued based upon the outstanding principal amount and contractual terms of debt investments. For the three and six months ended June 30, 2023, $10,186,686 and $19,932,509, respectively, of interest income, excluding payment in kind (“PIK”) interest income, has been accrued as shown on the Statements of Operations. For the three and six months ended June 30, 2022, $3,838,043 and $6,585,467, respectively, of interest income, excluding PIK interest income, has been accrued as shown on the Statements of Operations. As of June 30, 2023 and December 31, 2022, $4,382,953 and $2,873,029 of interest income is receivable, respectively, as shown on the Statements of Assets and Liabilities.

Payment In-Kind Income: The Company has certain investments in its portfolio that contain a PIK provision, which represents contractual interest or dividends that are added to the principal balance and recorded as income. For loans and debt securities with contractual PIK, the Company generally will not accrue PIK interest for accounting purposes if the portfolio company valuation indicates that such PIK interest is not collectible. To maintain its ability to take a dividend paid deduction, the Company may need to pay out PIK non-cash income amounts in the form of distributions, even though the Company has not yet collected the cash. For the three and six months ended June 30, 2023, $796,506 and $1,016,689, respectively, of PIK income has been accrued as shown on the Statements of Operations. For the three and six months ended June 30, 2022, $116,365 and $229,849, respectively, of PIK income has been accrued as shown on the Statements of Operations.

Non-accrual: Loans or preferred equity securities are placed on non-accrual status when interest or dividend payments become 90 days or more past due, or when there is reasonable doubt that principal, interest or dividends will be collected. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Any accrued interest receivable in previous year will be written off and corresponding interest income will be reversed, as applicable. Subsequent interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal, interest, or dividends are paid, and, in management’s judgment are likely to remain current. As of June 30, 2023 and December 31, 2022, the Company had one investment on non-accrual status, respectively. As of June 30, 2023 and December 31, 2022 no interest has been written off or reversed as a result of investments being on non-accrual status.

Dividend Income: Dividend income to be paid in-kind on equity securities is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income paid in cash is recorded on the date declared for portfolio companies. Each distribution received from limited liability company and limited partnership interests is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For the three and six months ended June 30, 2023 and for the year ended December 31, 2022, the Company did not receive any return of capital distributions from its equity investments. For the three and six months ended June 30, 2023, $243,416 and $409,920, respectively, of dividend income has been accrued as shown on the Statements of Operations. For the three and six months ended June 30, 2022, $36,065 and $37,802, respectively, of dividend income has been accrued as shown on the Statements of Operations. As of June 30, 2023 and December 31, 2022, all dividend income has been received.

Original Issue Discount: Discounts to par on portfolio securities are accreted into income over the tenor of the instrument. Any remaining discount is accreted into income upon prepayment or redemption of the instrument and the Company then amortizes such amounts using the effective interest method as interest income over the life of the investment. The unamortized discount as of June 30, 2023 and December 31, 2022, was $6,553,462 and $7,155,487, respectively. The amount of original issue discount amortized for the three and six months ended June 30, 2023 was $393,478 and $723,405, respectively, and is included in interest income on the Statements of Operations. The amount of original issue discount amortized for the three and six months ended June 30, 2022 was $196,634 and $301,718, respectively, and is included in interest income on the Statements of Operations.

Amendment, waiver, and consent fees: In connection with modifying credit agreements with portfolio companies to provide additional operating or borrowing flexibility, the Company may be entitled to amendment, waiver and consent fees to compensate for the potentially enhanced credit risk. Such fees will be recorded as income on the date earned and accrued to the extent the fee is to be compensated in the form of additional principal balance. For the three and six months ended June 30, 2023, $12,605 and $53,325 of amendment fees had been earned and included in other income on the Statements of Operations. No such fees were earned for the three and six months ended June 30, 2022.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Financial Statements – (continued)
(Unaudited)
Note 2. Summary of Significant Accounting Policies (continued)

Early repayment and termination fees: Upon the prepayment of a loan or debt security, any unamortized premium or discount or loan origination fees are recorded as interest income. To the extent the Company receives early repayment fees in connection with pre-maturity loan agreement termination, such income will be recorded on the date of prepayment. The Company and its Advisor generally do not structure transactions with a contractual exit fee to be collected upon loan repayment at maturity. No such fees were earned during the three and six months ended June 30, 2023. For the three months ended June 30, 2022, no such fees were earned. For the six months ended June 30, 2022, $50,694 of early repayment fees were earned as shown in other income on the Statements of Operations.

Gains and Losses: Investment transactions are recorded on a trade-date basis. Realized gains or losses on portfolio investments are calculated based upon the difference between the net proceeds from the disposition and the amortized cost basis of the investment, without regard to unrealized gains or losses previously recognized. Realized gains and losses are recorded within net realized gain (loss) on investments on the Statements of Operations. Changes in the fair value of investments from the prior period, as approved by the Board based on fair value recommendations from the Advisor in accordance with the Advisor’s valuation policy, are included within net change in unrealized gain (loss) on investments on the Statements of Operations. For the three and six months ended June 30, 2023, the Company had $45,283 and $45,283, respectively, of net realized gain (loss) on investments as represented on the Statements of Operations. For the three and six months ended June 30, 2022, the Company had $0 and $23,917, respectively, of net realized gain (loss) on investments as represented on the Statements of Operations.

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

Earnings per Share

In accordance with the provisions of ASC Topic 260 – Earnings per Share, basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. The weighted average shares outstanding utilized in the calculation of earnings per share take into account share issues on the issuance date and the Company’s repurchases of its Common Stock on the repurchase date. See Note 9 for additional information on the Company’s share activity. For the six months ended June 30, 2023 and for the year ended December 31, 2022, there were no potentially dilutive common shares issued.

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

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Financial Statements – (continued)
(Unaudited)
Note 2. Summary of Significant Accounting Policies (continued)

Cash Equivalents

Cash equivalents are highly liquid investments with a current maturity of three months or less at the date of acquisition, which may include temporary investments in U.S. Treasury Bills (of varying maturities) or money market funds. There were no cash equivalents outstanding on the Company’s Statements of Assets and Liabilities as of June 30, 2023 and December 31, 2022.

Unamortized Deferred Financing Costs

Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. Deferred financing costs are capitalized as incurred and amortized on a straight line basis to maturity of the Secured Credit Facility (as defined herein). For the three and six months ended June 30, 2023, the Company had $171,219 and $343,483, respectively, of expensed financing costs included in interest and other financing fees on the Statements of Operations. For the three and six months ended June 30, 2022, the Company had $67,368 and $98,618, respectively, of expensed financing costs included in interest and other financing fees on the Statements of Operations. As of June 30, 2023 and December 31, 2022, the Company had $1,131,044 and $1,474,527, respectively, of unamortized deferred financing costs as shown in deferred financing cost on the Statements of Assets and Liabilities.

Organization and Offering Costs

Organizational and offering costs are expensed as incurred. These expenses consist primarily of legal fees and other costs incurred with Company’s share offerings, the preparation of the Company’s registration statement, and registration fees. For the three and six months ended June 30, 2023, the Company had incurred no organizational costs. For the three and six months ended June 30, 2022, the Company had incurred no organizational costs. As of June 30, 2023 and December 31, 2022, no organizational costs remained payable on the Statements of Assets and Liabilities. For the three and six months ended June 30, 2023, the Company incurred offering costs in the amount of $49,863 and $99,178, respectively, as shown as a component of the general and administrative fees in the Statements of Operations. For the three and six months ended June 30, 2022, the Company incurred offering costs in the amount of $48,586 and $173,166, respectively, as shown as a component of the general and administrative fees in the Statements of Operations. As of June 30, 2023 and December 31, 2022, $97,612 and $96,785, respectively, of offering costs incurred were payable and included in other payables on the Statement of Assets and Liabilities.

Custodian Fees

The Company has entered into a custody agreement with State Street Bank and Trust Company (the “Custodian”). For the three and six months ended June 30, 2023, the Company incurred expenses for services provided by the Custodian of $7,500 and $15,000, respectively, which is included in professional fees on the Statements of Operations. For the three and six months ended June 30, 2022, the Company incurred expenses for services provided by the Custodian of $7,479 and $14,877, respectively, which is included in professional fees on the Statements of Operations. As of June 30, 2023 and December 31, 2022, $1,504 and $4,069, respectively, remained payable, which is included in professional fees payable on the Statements of Assets and Liabilities.

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

To qualify as a RIC under Subchapter M of the Code, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its Stockholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses. In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii)98.2% of its capital gains in excess of capital losses for the one-year period ending October 31 in that calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. For the three and six months ended June 30, 2023, the Company did not record a net expense on the Statements of Operations for U.S. federal excise tax. For the three and six months ended June 30, 2022, the Company did not record a net expense on the Statements of Operations for U.S. federal excise tax.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Financial Statements – (continued)
(Unaudited)
Note 2. Summary of Significant Accounting Policies (continued)

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current period. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company did not record any uncertain income tax positions for the three and six months ended June 30, 2023 and for the year ended December 31, 2022. The aggregate amortized tax basis cost of investments included on the Schedule of Investments as of June 30, 2023 and December 31, 2022 were $347,191,607 and $300,834,211, respectively.

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

Notes to Financial Statements – (continued)
(Unaudited)
Note 3. Investments

The following tables show the composition of the Company’s investment portfolio, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	June 30, 2023
	Amortized Cost		Fair Value
First Lien Senior Secured Loan	$306,665,032	88.4%	$300,442,483	85.5%
Second Lien Senior Secured Loan	6,442,027	1.9	6,201,918	1.8
Senior Unsecured Notes	1,873,094	0.5	1,594,222	0.5
Preferred Equity Securities	26,487,843	7.6	31,765,981	9.1
Warrants and Other Equity Securities	2,867,756	0.8	7,584,040	2.2
Fund Investments	2,855,855	0.8	3,170,166	0.9
Total	$347,191,607	100.0%	$350,758,810	100.0%

	December 31, 2022
	Amortized Cost		Fair Value
First Lien Senior Secured Loan	$265,743,871	88.4%	$260,982,122	86.1%
Second Lien Senior Secured Loan	6,522,877	2.2	6,250,270	2.1
Preferred Equity Securities	23,263,729	7.7	27,088,732	8.9
Warrants and Other Equity Securities	2,447,879	0.8	5,829,429	1.9
Fund Investments	2,855,855	0.9	3,045,128	1.0
Total	$300,834,211	100.0%	$303,195,681	100.0%

The following tables show the composition of the Company’s investment portfolio by geographic region, at amortized cost and fair value (with corresponding percentage of total portfolio investments). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business:

	June 30, 2023
	Amortized Cost		Fair Value
Southeast	$111,023,605	31.9%	$110,903,782	31.6%
Midwest	58,906,441	17.0	58,650,722	16.7
Northeast	52,996,176	15.3	56,335,783	16.1
West	52,681,770	15.2	51,262,056	14.6
Southwest	26,492,300	7.6	27,370,472	7.8
East	23,474,857	6.8	22,435,485	6.4
South	21,616,458	6.2	23,800,510	6.8
Total	$347,191,607	100.0%	$350,758,810	100.0%

	December 31, 2022
	Amortized Cost		Fair Value
Southeast	$85,623,345	28.4%	$85,292,317	28.1%
Midwest	59,467,806	19.8	59,601,511	19.7
West	52,326,463	17.4	52,216,550	17.2
Northeast	44,592,174	14.8	46,433,182	15.3
Southwest	26,959,274	9.0	27,810,986	9.2
East	23,143,747	7.7	22,594,017	7.5
South	8,721,402	2.9	9,247,118	3.0
Total	$300,834,211	100.0%	$303,195,681	100.0%

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Financial Statements – (continued)
(Unaudited)
Note 3. Investments (continued)

The following tables show the composition of the Company’s investment portfolio by industry, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	June 30, 2023
	Amortized Cost		Fair Value
Aerospace & Defense	$7,529,026	2.1%	$7,256,383	2.0%
Commercial Services & Supplies	10,980,025	3.2	10,981,482	3.1
Construction & Engineering	44,719,866	12.9	43,199,794	12.3
Consumer Finance	3,462,993	1.0	3,759,253	1.1
Distributors	14,379,819	4.1	14,606,914	4.2
Diversified Consumer Services	15,280,461	4.4	15,544,019	4.4
Diversified Financials	2,855,855	0.8	3,170,166	0.9
Diversified Telecommunication Services	26,897,454	7.7	30,256,719	8.6
Electrical Equipment	9,961,291	2.9	9,762,733	2.8
Entertainment	18,373,888	5.3	18,858,980	5.4
Food Products	6,813,086	2.0	7,252,503	2.1
Healthcare Providers & Services	45,217,330	13.0	43,545,953	12.4
Hotels, Restaurants & Leisure	4,939,724	1.4	4,945,967	1.4
Household Durables	4,523,030	1.3	2,293,714	0.7
Household Products	4,861,049	1.4	4,199,934	1.2
IT Services	13,475,127	3.9	13,715,253	3.9
Leisure Products	4,538,604	1.3	4,520,564	1.3
Machinery	5,774,114	1.7	6,774,726	1.9
Media	23,481,204	6.8	24,681,686	7.0
Personal Products	4,476,011	1.3	4,430,367	1.3
Professional Services	31,697,688	9.1	35,096,119	10.0
Software	6,152,776	1.8	6,442,718	1.8
Specialty Retail	6,327,521	1.8	5,968,838	1.7
Trading Companies & Distributors	16,003,706	4.6	14,922,613	4.3
Transportation Infrastructure	14,469,959	4.2	14,571,412	4.2
Total	$347,191,607	100.0%	$350,758,810	100.0%

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

The financial statements include portfolio investments at fair value of $350,758,810 and $303,195,681 as of June 30, 2023 and December 31, 2022, respectively.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Financial Statements – (continued)
(Unaudited)
Note 4. Fair Value Measurements (continued)
The Company valued its investments in underlying funds based on its proportionate interest in NAV of the underlying funds. For the purpose of classifying the investments in underlying funds within the fair value hierarchy, the Company makes use of the practical expedient under ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or its Equivalent). As of June 30, 2023 and December 31, 2022, the Company’s investments in underlying funds amounted to $3,170,166 and $3,045,128, respectively.

U.S. GAAP requires that the Company disclose the Company’s pro-rata portion of individual securities, if available, that are reported to the Company by the underlying portfolio funds that exceed 5% of the Company’s capital balance.

The following tables present fair value measurements of investments, by major class according to the fair value hierarchy.

	Fair Value Measurements
June 30, 2023	Level 1	Level 2	Level 3	Total
First Lien Senior Secured Loan	$-	$-	$300,442,483	$300,442,483
Second Lien Senior Secured Loan	-	-	6,201,918	6,201,918
Senior Unsecured Notes	-	-	1,594,222	1,594,222
Preferred Equity Securities	-	-	31,765,981	31,765,981
Warrants and Other Equity Securities	-	-	7,584,040	7,584,040
Total	$-	$-	$347,588,644	$347,588,644
Fund Investments				3,170,166
Total Investments				$350,758,810

	Fair Value Measurements
December 31, 2022	Level 1	Level 2	Level 3	Total
First Lien Senior Secured Loan	$-	$-	$260,982,122	$260,982,122
Second Lien Senior Secured Loan	-	-	6,250,270	6,250,270
Preferred Equity Securities	-	-	27,088,732	27,088,732
Warrants and Other Equity Securities	-	-	5,829,429	5,829,429
Total	$-	$-	$300,150,553	$300,150,553
Fund Investments				3,045,128
Total Investments				$303,195,681

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

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Financial Statements – (continued)
(Unaudited)
Note 4. Fair Value Measurements (continued)

The following tables provide a reconciliation of the beginning and ending balances for investments at fair value that use Level 3 inputs for the three and six months ended June 30, 2023 and 2022:

	Investments
	First Lien Senior Secured Loan	Second Lien Senior Secured Loan	Senior Unsecured Notes	Preferred Equity Securities	Warrants and Other Equity Securities	Fund Investments	Total Investments
Balance as of March 31, 2023	$282,089,870	$6,241,109	$1,628,075	$28,600,750	$6,013,657	$3,097,561	$327,671,022
Net realized gain on investments	45,283	-	-	-	-	-	45,283
Net change in unrealized gain (loss) on investments	(271,857)	(1,128)	(103,550)	1,064,755	1,150,506	72,605	1,911,331
Purchases of investments and other adjustments to cost (1)	23,201,261	12,834	69,697	2,100,476	419,877	-	25,804,145
Proceeds from sales of investments	(2,679,712)	-	-	-	-	-	(2,679,712)
Proceeds from principal repayments (2)	(1,942,362)	(50,897)	-	-	-	-	(1,993,259)
Balance as of June 30, 2023	$300,442,483	$6,201,918	$1,594,222	$31,765,981	$7,584,040	$3,170,166	$350,758,810

(1)	Includes purchases of new investments, premium and discount accretion and amortization and PIK interest.
(2)	Includes paydowns receivable from the Statements of Assets and Liabilities

	Investments
	First Lien Senior Secured Loan	Second Lien Senior Secured Loan	Senior Unsecured Notes	Preferred Equity Securities	Warrants and Other Equity Securities	Fund Investments	Total Investments
Balance as of December 31, 2022	$260,982,122	$6,250,270	$-	$27,088,732	$5,829,429	$3,045,128	$303,195,681
Net realized gain (loss) on investments	45,283	-	-	-	-	-	45,283
Net change in unrealized gain (loss) on investments	(1,460,800)	32,498	(103,550)	1,277,813	1,334,734	125,038	1,205,733
Purchases of investments and other adjustments to cost (1)	47,199,282	20,944	69,697	5,027,511	419,877	-	52,737,311
Proceeds from sales of investments	(2,679,712)	-	-	-	-	-	(2,679,712)
Proceeds from principal repayments (2)	(3,643,692)	(101,794)	-	-	-	-	(3,745,486)
Lien status change	-	-	1,628,075	(1,628,075)	-	-	-
Balance as of June 30, 2023	$300,442,483	$6,201,918	$1,594,222	$31,765,981	$7,584,040	$3,170,166	$350,758,810

(1)	Includes purchases of new investments, premium and discount accretion and amortization and PIK interest.
(2)	Includes paydowns receivable from the Statements of Assets and Liabilities

	Investments
	First Lien Senior Secured Loan	Second Lien Senior Secured Loan	Preferred Equity Securities	Warrants and Other Equity Securities	Fund Investments	Total Investments
Balance as of March 31, 2022	$93,892,081	$14,610,144	$17,943,028	$3,601,607	$2,078,357	$132,125,217
Net change in unrealized gain (loss) on investments	(1,173,151)	(253,604)	577,793	944,611	(27,362)	68,287
Purchases of investments and other adjustments to cost (1)	69,238,294	41,564	2,166,680	60,000	10,843	71,517,381
Proceeds from principal repayments (2)	(2,477,007)	(64,296)	-	-	-	(2,541,303)
Balance as of June 30, 2022	$159,480,217	$14,333,808	$20,687,501	$4,606,218	$2,061,838	$201,169,582

(1)	Includes purchases of new investments, premium and discount accretion and amortization and PIK interest.
(2)	Includes paydowns receivable from the Statements of Assets and Liabilities

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Financial Statements – (continued)
(Unaudited)
Note 4. Fair Value Measurements (continued)
	Investments
	First Lien Senior Secured Loan	Second Lien Senior Secured Loan	Preferred Equity Securities	Warrants and Other Equity Securities	Fund Investments	Total Investments
Balance as of December 31, 2021	$79,686,882	$9,748,549	$10,604,516	$3,600,418	$-	$103,640,365
Net realized gain on investments	23,917	-	-	-	-	23,917
Net change in unrealized gain (loss) on investments	(948,483)	(364,794)	373,814	945,800	(27,362)	(21,025)
Purchases of investments and other adjustments to cost (1)	88,827,251	5,050,105	9,709,171	60,000	2,089,200	105,735,727
Proceeds from sales of investments	(2,803,043)	-	-	-	-	(2,803,043)
Proceeds from principal repayments (2)	(5,306,307)	(100,052)	-	-	-	(5,406,359)
Balance as of June 30, 2022	$159,480,217	$14,333,808	$20,687,501	$4,606,218	$2,061,838	$201,169,582

(1)	Includes purchases of new investments, premium and discount accretion and amortization and PIK interest.
(2)	Includes paydowns receivable from the Statements of Assets and Liabilities

The net change in unrealized gain (loss) on investments included on the Statements of Operations for the three and six months ended June 30, 2023, attributable to Level 3 investments still held as of June 30, 2023 was $1,911,331 and $1,205,733, respectively. The net change in unrealized gain (loss) on investments included on the Statements of Operations for the three and six months ended June 30, 2022, attributable to Level 3 investments still held as of June 30, 2022 was $68,287 and $(21,025), respectively.

Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period which the reclassifications occur. There were no transfers among Levels 1, 2 and 3 for the three and six months ended June 30, 2023 and 2022.

Purchases (including accretion, amortization, PIK interest) for the three and six months ended June 30, 2023 amounted to $25,804,145 and $52,737,311, respectively. Purchases (including accretion, amortization, PIK interest) for the three and six months ended June 30, 2022 amounted to $71,517,381 and $105,735,727 of fair value, respectively.

For the six months ended June 30, 2023, the Company invested (net of original issue discount) $36,859,780 in four new portfolio companies and $14,457,121 in seven existing portfolio companies as reflected in the Schedule of Investments. For the six months ended June 30, 2022, the Company invested (net of original issue discount) $38,713,712 in four new portfolio companies, $10,843 in one existing fund investment and $33,373,213 in eleven existing portfolio companies as reflected in the Schedule of Investments.

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

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Financial Statements – (continued)
(Unaudited)
Note 4. Fair Value Measurements (continued)
The table below summarizes the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy as of June 30, 2023.

						Range
	Fair Value	Valuation Technique	Unobservable Input	Weighted Average Mean		Minimum		Maximum
Assets:
Revolver	$406,162	Discounted Cash Flow	Market Yields	11.2%		10.7%		11.8%
			EBITDA Multiple	8.00	x	7.50	x	8.50	x
First Lien Senior Secured Loan	264,449,297	Discounted Cash Flow	Market Yields	15.2%		7.2%		26.3%
			EBITDA Multiple	8.04	x	3.19	x	32.50	x
First Lien Senior Secured Loan	6,242,461	Discounted Cash Flow	Market Yields	29.9%		17.2%		33.2%
			Revenue Multiple	2.21	x	0.35	x	3.25	x
First Lien Senior Secured Loan	9,442,557	Enterprise Value Method	Revenue Multiple	0.45	x	0.35	x	0.70	x
First Lien Senior Secured Loan	19,902,006	Recent Transaction	N/A	N/A		N/A		N/A
Second Lien Senior Secured Loan	6,201,918	Discounted Cash Flow	Market Yields	15.7%		14.7%		16.8%
			EBITDA Multiple	7.25	x	6.75	x	7.75	x
Senior Unsecured Note	1,594,222	Discounted Cash Flow	Market Yields	18.7%		18.7%		18.7%
			EBITDA Multiple	9.20	x	8.65	x	9.75	x
Preferred Equity Securities	1,837,234	Discounted Cash Flow	Market Yields	24.0%		24.0%		24.0%
			EBITDA Multiple	4.00	x	3.75	x	4.25	x
Preferred Equity Securities	27,083	Discounted Cash Flow	Market Yields	21.3%		21.3%		21.3%
			Revenue Multiple	0.45	x	0.35	x	0.55	x
Preferred Equity Securities	3,508,492	Enterprise Value Method	Revenue Multiple	0.53	x	0.35	x	0.63	x
			EBITDA Multiple	12.00	x	5.75	x	12.50	x
Preferred Equity Securities	1,384,034	Enterprise Value Method	Revenue Multiple	2.66	x	0.35	x	3.25	x
Preferred Equity Securities	23,151,995	Enterprise Value Method	EBITDA Multiple	7.90	x	5.00	x	13.75	x
Preferred Equity Securities	1,857,143	Recent Transaction	N/A	N/A		N/A		N/A
Warrants and Other Equity Securities	1,617,731	Enterprise Value Method	Revenue Multiple	2.75	x	0.50	x	3.25	x
Warrants and Other Equity Securities	5,546,432	Enterprise Value Method	EBITDA Multiple	6.69	x	3.75	x	32.50	x
Warrants and Other Equity Securities	419,877	Recent Transaction	N/A	N/A		N/A		N/A
Fund Investments	3,170,166	Other	N/A	N/A		N/A		N/A
Total Level 3 Assets	$350,758,810

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

An affiliated company is a company in which the Company has an ownership interest of 5% or more of its voting securities. A controlled affiliate company is a company in which the Company and its affiliated funds have an ownership interest of more than 25% of its voting securities. Please see the Company’s Schedule of Investments for the type of investment, principal amount, interest rate including the spread, and the maturity date. For the three and six months ended June 30, 2023 and for the year ended December 31, 2022, the Advisor’s managed funds had an ownership interest of 25% or more in one company’s voting securities.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Financial Statements – (continued)
(Unaudited)
Note 5. Transactions with Affiliated Companies (continued)
Transactions related to the Company’s investments with controlled affiliates for the six months ended June 30, 2023 and for the year ended December 31, 2022, were as follows:

June 30, 2023	Equity Ownership Held by the Company	Equity Ownership Held by Star Mountain Affiliate Funds
Issuer:
Arrow Home Health LLC	2.2%	55.5%
December 31, 2022	Equity Ownership Held by the Company	Equity Ownership Held by Star Mountain Affiliate Funds
Issuer:
Arrow Home Health LLC	2.2%	55.5%

Note 6. Transactions with Related Parties

Star Mountain Lower Middle-Market (Offshore) Ltd. (the “Feeder Fund”) was formed as a Cayman Islands exempted company and commenced operations on August 17, 2021. The Feeder Fund has been formed to invest all or substantially all of its investable assets in the common stock of the Company. As of June 30, 2023 and December 31, 2022, the Feeder Fund had $15,528,800 and $12,470,000 in capital committed to the Company, respectively, and an ownership percentage in the Company of 7.42% and 5.67%, respectively. As of June 30, 2023 and December 31, 2022, the Feeder Fund had $110,891 of contributions payable to the Company.

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

On June 14, 2023, the Company entered into an amended and restated investment advisory agreement with the Advisor (the “Amended and Restated Investment Advisory Agreement”), replacing the Investment Advisory Agreement pursuant to which effective June 14, 2023 (the “Effective Date”) the Management Fee (as defined in the Investment Advisory Agreement) was reduced from 1.75% to 1.25% per annum of the average of the Company’s total gross assets (excluding cash or cash equivalents but including assets purchased with borrowed amounts) as of the end of each of the two most recently completed calendar quarters. The Advisor waived a portion of its Management Fee in excess of the base management fee calculated at the reduced rate of 1.25% for the period June 14, 2023 through June 30, 2023. Such fee waivers took effect on the Effective Date.

Management fees for the three and six months ended June 30, 2023 were $1,430,863 and $2,813,426, respectively. For the three and six months ended June 30, 2023, the Advisor elected to voluntarily waive $354,760 and $552,269, respectively, of such management fees. Management fees for the three and six months ended June 30, 2022 were $733,081 and $1,246,992, respectively. For the three and six months ended June 30, 2022, the Advisor elected to voluntarily waive $104,726 of such management fees. The management fees waived are not recoupable by the Advisor. There is no guarantee that the Advisor will waive management fees in the future, and the Advisor may discontinue or modify any such waivers in the future at its discretion. As of June 30, 2023 and December 31, 2022, $2,259,485 and $1,049,992 of management fees remained payable, respectively.

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

On June 14, 2023, the Company entered into the Amended and Restated Investment Advisory Agreement, replacing the Investment Advisory Agreement pursuant to which effective June 14, 2023 (the “Effective Date”) the Income Incentive Fee was reduced from 20% to 17.5% of the Company's pre-incentive fee net investment income.

Under the Amended and Restated Investment Advisory Agreement, the Company pays the Advisor an incentive fee with respect to its pre-incentive fee net investment income in each calendar quarter as follows:

•	no incentive fee in any calendar quarter in which the pre-incentive fee net investment income does not exceed the hurdle rate of 1.75% (7% annually);

•
100% of the Company’s pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than or equal to the product of (i) 2.19% per quarter (8.75% annualized) and (ii) the Company’s net assets at the end of the immediately preceding quarter. The Company refers to this portion of the Company’s pre-incentive fee net investment income as the “catch-up” provision. The catch-up is meant to provide the Advisor with approximately 17.5% of the pre-incentive fee net investment income if a hurdle rate did not apply; and

•
17.5% of the Company’s pre-incentive fee net investment income that exceeds the “catch-up” provision. This provides that once the hurdle amount and the catch-up provision are achieved, 17.5% of all pre-incentive fee net investment income thereafter is allocated to the Advisor.

The second part of the incentive fee is a capital gains incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Amended and Restated Advisory Agreement, as of the termination date). Under the Amended and Restated Investment Advisory Agreement, the Capital Gains Incentive Fee was reduced from 20.0% to 17.5% of cumulative realized capital gains as of the end of the fiscal year as of the Effective Date.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Financial Statements – (continued)
(Unaudited)
Note 6. Transactions with Related Parties (continued)
In determining the capital gains incentive fee payable to the Advisor, the Company calculates the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since the Company’s inception, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in the Company’s portfolio. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the amortized cost of such investment. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the amortized cost of such investment since the Company’s inception. Aggregate unrealized capital depreciation equals the sum of the difference, if negative, between the valuation of each investment as of the applicable calculation date and the amortized cost of such investment. At the end of the applicable year, the amount of capital gains that will serve as the basis for the calculation of the capital gains incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less aggregate unrealized capital depreciation, with respect to the Company’s portfolio of investments. If this number is positive at the end of such year, then the capital gains incentive fee for such year equals 17.5% (reduced from 20%) of such amount, less the aggregate amount of any capital gains incentive fees paid in respect of the Company’s portfolio in all prior years.

While the Amended and Restated Investment Advisory Agreement with the Advisor neither includes nor contemplates the inclusion of unrealized gains in the calculation of the capital gains incentive fee, pursuant to an interpretation of an American Institute for Certified Public Accountants Technical Practice Aid for investment companies, the Company includes unrealized gains in the calculation of the capital gains incentive fee expense and related accrued capital gains incentive fee. This accrual reflects the incentive fees that would be payable to the Advisor if the Company’s entire portfolio was liquidated at its fair value as of the balance sheet date even though the Advisor is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized.

Incentive fees for the three and six months ended June 30, 2023 were $1,398,432 and $2,462,958, respectively. For the three and six months ended June 30, 2023 the Advisor elected to voluntarily waive $315,000 and $1,034,565 of such incentive fees, respectively. The incentive fees waived for the period ended June 30, 2023 are not recoupable and there is no guarantee that the Advisor will waive incentive fees in the future. Incentive fees for the three and six months ended June 30, 2022 were $327,914 and $507,690, respectively. Effective in the quarter ending June 30, 2022, Star Mountain Fund Management, LLC elected to voluntarily waive $733,573 of such incentive fees for the three and six months ended June 30, 2022. The incentive fees waived for the three and six months ended June 30, 2022 are not recoupable and there is no guarantee that Star Mountain Fund Management, LLC will waive incentive fees in the future, and Star Mountain Fund Management, LLC may discontinue or modify any such waivers in the future at its discretion. The Advisor may discontinue or modify any such waivers in the future at its discretion. As of  June 30, 2023 and December 31, 2022, $1,428,394 and $0 incentive fees remained payable as shown in the Statements of Assets and Liabilities.

Administration Fees

The Company has entered into the Administration Agreement with the Advisor, under which the Company reimburses the Administrator for its allocable portion of overhead and other expenses, including the costs of furnishing the Company with office facilities and equipment and providing clerical, bookkeeping, record-keeping and other administrative services at such facilities, and the Company’s allocable portion of the cost of the chief financial officer and chief compliance officer and their respective staffs. To the extent that the Administrator outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis, without incremental profit, to the Administrator. For the three and six months ended June 30, 2023, the Company incurred reimbursement expenses of $67,674 and $112,402, respectively, included under General and Administrative fees on the Statements of Operations. For the three and six months ended June 30, 2022, the Company incurred reimbursement expenses of $41,792 and $152,966 included under General and Administrative fees on the Statements of Operations. As of June 30, 2023 and December 31, 2022, $148,280 and $35,877 of reimbursement expense was payable as shown in the Statements of Assets and Liabilities as reimbursement expense payable.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Financial Statements – (continued)
(Unaudited)
Note 6. Transactions with Related Parties (continued)
The Administrator has entered into a sub-administration agreement with SS&C Technologies, Inc. (the “Sub-Administrator”), under which the Sub-Administrator provides various accounting and administrative services to the Company. Administrative services may include maintenance of the Company’s books and records, processing of investor transactions, and calculation of the NAV. For the three and six months ended June 30, 2023, the Company incurred expenses for services provided by the Sub-Administrator of $153,317 and $282,977, respectively, which is included in professional fees on the Statements of Operations. For the three and six months ended June 30, 2022, the Company incurred expenses for services provided by the Sub-Administrator of $33,187 and $128,201, respectively, which is included in professional fees on the Statements of Operations. As of June 30, 2023 and as of December 31, 2022, there were $131,964 and $0 amounts payable, respectively, for expenses incurred for services provided by the Sub-Administrator on the Statements of Assets and Liabilities, included in professional fees payable on the Statements of Assets and Liabilities.

Directors’ Fees

The Company incurs certain fees and expenses paid to the Company’s independent directors (including expenses and costs related to meetings of the independent directors); for the three and six months ended June 30, 2023, directors’ expenses are $20,274 and $40,000, respectively, as shown on the Statements of Operations. For the three and six months ended June 30, 2022, directors’ expenses were $19,945 and $39,671, respectively, as shown on the Statements of Operations. As of June 30, 2023 and December 31, 2022, $20,000 and $20,000 of directors’ expenses remained payable, respectively, which are included in professional fees payable as shown on the Statements of Assets and Liabilities.
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

As of June 30, 2023 and December 31, 2022, the Secured Credit Facility commitment amounts were as follows:

	As of June 30, 2023	As of December 31, 2022
Secured Credit Facility Lender	Commitment	Commitment
Webster Bank	$67,500,000	$67,500,000
Blue Ridge Bank	25,000,000	25,000,000
First Foundation Bank	20,000,000	20,000,000
Mitsubishi HC Capital America, Inc.	20,000,000	20,000,000
Woodforest National Bank	20,000,000	20,000,000
Forbright Bank	17,500,000	17,500,000
Apple Bank	15,000,000	15,000,000
Peapack-Gladstone Bank	15,000,000	15,000,000
Total Commitment	$200,000,000	$200,000,000

Borrowings can be increased to a maximum of $350 million in accordance with the Secured Credit Facility accordion feature terms and conditions and are limited by various advance rates and concentration limits.

As of June 30, 2023 and December 31, 2022, the total fair value of the borrowings outstanding under the Secured Credit Facility was $160,000,000 and $145,000,000, respectively.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Financial Statements – (continued)
(Unaudited)
Note 7. Borrowings (continued)

Advances under the Secured Credit Facility bear interest at a per annum rate equal to the Prime rate in effect on such day minus 0.35%. Inclusive of syndication, agency, and administrative fees paid to Webster, the total annualized cost of capital is estimated to be 8.0%. The Company will also pay a non-utilization fee on the average daily unused amount of the aggregate commitments until the commitment termination date (as defined in the Loan Agreement). As of June 30, 2023, the total commitments under the Secured Credit Facility were $200 million. Proceeds from borrowings under the Secured Credit Facility may be used to finance certain investments, fulfill payment obligations under the Secured Credit Facility, make distributions/payments permitted by the Loan Agreement. All amounts outstanding under the Secured Credit Facility must be repaid by the fourth anniversary of the initial closing of the Secured Credit Facility. The Company’s obligations to the lenders under the Secured Credit Facility are secured by a first priority security interest in substantially all of the Company’s assets, subject to certain exclusions.

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

On June 22, 2022 the Company entered into a Loan and Security Agreement with East West Bank, which provides for cash or credit advances of up to $25 million (the “Revolving Credit Line”) pursuant to the terms and conditions of the Revolving Credit Line. On September 26, 2022, the Company entered into an amendment with East West Bank, to downsize the Revolving Credit Line to $21 million. On May 17, 2023, the Company repaid the outstanding balance in full and terminated the loan and security agreement initially entered into on June 22, 2022. As of June 30, 2023 and December 31, 2022, the total fair value of the borrowings outstanding under the Revolving Credit Line were $0 and $8,000,000, respectively.

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

	For the three months ended June 30,
	2023	2022
Interest expense - Secured Credit Facility	$2,801,088	$633,812
Interest expense - Revolving Credit Line	15,270	9,760
Unused commitment fees	82,968	51,125
Amortization of deferred financing costs	171,219	67,368
Utilization fees	236,110	73,285
Total interest and other debt financing fees	$3,306,655	$835,350
Average debt outstanding	$144,214,286	$70,450,549
Average stated interest rate	7.83%	3.66%

	For the six months ended June 30,
	2023	2022
Interest expense - Secured Credit Facility	$5,283,348	$921,181
Interest expense - Revolving Credit Line	38,624	9,760
Unused commitment fees	193,907	97,862
Amortization of deferred financing costs	343,483	98,618
Utilization fees	594,809	114,812
Total interest and other debt financing fees	$6,454,171	$1,242,233
Average debt outstanding	$141,306,630	$55,088,398
Average stated interest rate	7.59%	3.41%

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

For income tax purposes, distributions paid to stockholders are reported as ordinary income, return of capital, redemption, long term capital gains or a combination thereof. The following table provides the tax character of distributions declared for the year ended December 31, 2022:

	For the year ended December 31, 2022	For the period May 14, 2021 to December 31, 2021
Ordinary income	$10,682,401	$2,267,468
Total	$10,682,401	$15,965,500

The following table sets forth the tax cost basis and the estimated aggregate gross unrealized appreciation and depreciation from investments for federal income tax purposes as of and for the period ended June 30, 2023 and December 31, 2022:

	As of June 30, 2023	As of December 31, 2022
Tax Cost of Investment	$347,191,607	$301,104,946

	As of June 30, 2023	As of December 31, 2022
Unrealized appreciation	$14,960,404	$11,979,460
Unrealized depreciation	(11,393,201)	(9,888,724)
Net unrealized appreciation/(depreciation) from investments	$3,567,203	$2,090,736

Note 9. Stock Issuances

As of June 30, 2023 and December 31, 2022, the total number of shares of all classes of capital stock that the Company has the authority to issue was 200,000,000 shares of Common Stock, par value $0.001 per share.

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

For the six months ended June 30, 2023, the Company entered into subscription agreements (collectively, the “Subscription Agreements”) with new investors, providing for the private placement of common shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase common shares up to the amount of their respective capital commitments on an as-needed basis with a minimum of 8 business days’ prior notice. As of June 30, 2023 and December 31, 2022, the Company had received capital commitments totaling $209,217,270 and $219,908,470, respectively.

As of June 30, 2023, net contributions of $194,531,608 had been made by Stockholders and $14,685,662 remained available to be drawn by the Company.

The following tables summarize the issuance of shares for the six months ended June 30, 2023 and 2022:

Date	Price per share	Shares Issued	Proceeds
For the six months ended June 30, 2023:
March 21, 2023	$25.31	803,600	$20,339,128
May 15, 2023	25.30	343,695	8,695,500
		1,147,295	$29,034,628

Stock issued in connection with dividend reinvestment plan
January 26, 2023	25.34	86,086	2,181,430
May 5, 2023	25.38	98,060	2,488,754
		184,146	$4,670,184
Total		1,331,441	$33,704,812

Date	Price per share	Shares Issued	Proceeds
For the six months ended June 30, 2022:
March 25, 2022	$25.59	708,935	$18,142,000
April 21, 2022	25.73	446,880	11,448,234
		1,155,815	$29,590,234

Stock issued in connection with dividend reinvestment plan
January 14, 2022	25.32	24,306	615,437
May 20, 2022	25.64	21,875	560,883
		46,181	1,176,320
Total		1,201,996	$30,766,554

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

During the quarter ended December 31, 2022, the Company commenced a tender offer (the “Q4 2022 Tender Offer”) pursuant to which the Company offered to repurchase up to 108,930.54 shares of common stock for $2,746,138 from the Stockholders at a Purchase Price of $25.21, which represented 2.5% of the Company’s outstanding shares of common stock as of September 30, 2022. Stockholders who tendered shares of common stock in the Q4 2022 Tender Offer received, at the expiration of the Q4 2022 Tender Offer, a non-interest bearing, non-transferable promissory note entitling such Stockholders to an amount in cash equal to the number of shares of common stock accepted for purchase multiplied by the Purchase Price. The Q4 2022 Tender Offer expired on January 16, 2023. As of June 30, 2023, the Q4 2022 Tender Offer has been fully paid.

During the quarter ended March 31, 2023, the Company commenced a tender offer (the “Q1 2023 Tender Offer”) pursuant to which the Company offered to repurchase up to  164,813.65 shares of common stock for $4,252,192 from the Stockholders at a Purchase Price of $25.80, which represented 2.5% of the Company’s outstanding shares of common stock as of December 31, 2022. Stockholders who tendered shares of common stock in the Q1 2023 Tender Offer received, at the expiration of the Q1 2023 Tender Offer, a non-interest bearing, non-transferable promissory note entitling such Stockholders to an amount in cash equal to the number of shares of common stock accepted for purchase multiplied by the Purchase Price. The Q1 2023 Tender Offer expired on March 31, 2023. As of June 30, 2023, the Q1 2023 Tender Offer has been fully paid.

During the quarter ended June 30, 2023, the Company commenced a tender offer (the “Q2 2023 Tender Offer”) pursuant to which the Company offered to repurchase up to 180,212.21 shares of common stock for $4,696,330 from the Stockholders at a Purchase Price of $26.06, which represented 2.5% of the Company’s outstanding shares of common stock as of March 31, 2023. Stockholders who tendered shares of common stock in the Q2 2023 Tender Offer received, at the expiration of the Q2 2023 Tender Offer, a non-interest bearing, non-transferable promissory note entitling such Stockholders to an amount in cash equal to the number of shares of common stock accepted for purchase multiplied by the Purchase Price. The Q2 2023 Tender Offer expired on June 30, 2023. As of June 30, 2023, the Q2 2023 Tender Offer remains fully payable as shown on the Statements of Assets and Liabilities.

The Company’s distributions are recorded on the record date. For the six months ended June 30, 2023 distributions declared to Stockholders totaled $4,973,857, of which $2,485,103 was paid as a cash distribution and $2,488,754 was paid in the form of 98,060 shares of the Company’s common stock issued to existing Stockholders. Distribution payments have been made in accordance with Stockholders DRP payment election as disclosed in Note 2.

The following table summarizes the settlement of distributions declared and recorded as of December 31, 2022 and June 30, 2023, respectively and the subsequent payment and issuance of those distributions for the six months ended June 30, 2023:

Date Declared	Record Date	Payment/Issuance Date	Amount Per Share	Amount Paid in Cash	Amount Settled via Newly Issued Shares	Total
For the six months ended June 30, 2023
December 31, 2022	December 31, 2022	January 26, 2023	$0.66	$2,169,650	$2,181,430	$4,351,080
April 3, 2023	April 3, 2023	May 5, 2023	0.69	2,485,103	2,488,754	4,973,857
Total			$1.35	$4,654,753	$4,670,184	$9,324,937

The following table summarizes the settlement of distributions declared and recorded as of December 31, 2021, May 18, 2022 and June 30, 2022, respectively, and the subsequent payment and issuance of those distributions for the six months ended June 30, 2022:

Date Declared	Record Date	Payment/Issuance Date	Amount Per Share	Amount Paid in Cash	Amount Settled via Newly Issued Shares	Total
For the six months ended June 30, 2022:
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

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Financial Statements – (continued)
(Unaudited)
Note 11. Commitments, Contingencies, and Risks

Commitments: As of June 30, 2023 and December 31, 2022, the Company had $19,475,568 and $25,345,245 in outstanding commitments to direct investments and $1,105,362 and $1,105,362 in outstanding commitments to fund investments, respectively.

June 30, 2023	Outstanding Commitments
Direct Investments
PPC Event Services, Inc.	$2,752,879
TCP Acquisition, LLC	10,000,000
The Range NYC, LLC (dba Five Iron Golf)	6,722,689
Total Direct Investments	$19,475,568

Fund Investments
Madryn Select Opportunities, LP	$1,105,362
Total Fund Investments	$1,105,362

Total	$20,580,930

December 31, 2022	Outstanding Commitments
Direct Investments
Gridsource Incorporated, LLC	$4,166,667
PPC Event Services, Inc.	3,159,041
Rock Gate Capital, LLC (dba 160 Driving Academy)	1,296,848
TCP Acquisition, LLC	10,000,000
The Range NYC, LLC (dba Five Iron Golf)	6,722,689
Total Direct Investments	$25,345,245

Fund Investments
Madryn Select Opportunities, LP	$1,105,362
Total Fund Investments	$1,105,362

Total	$26,450,607

Management believes that the Company’s available cash balances provide sufficient funds to cover its unfunded commitments as of June 30, 2023 and December 31, 2022.

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

Note 12. Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2023 and 2022:

	For the six months ended June 30,
	2023	2022
Per share data:
Net asset value at beginning of period	$25.21	$25.26
Net investment income (loss) (1)	1.44	1.00
Net realized and unrealized gain (loss) (1)	0.18	-
Net increase (decrease) in net assets resulting from operations (1)	1.62	1.00
Stockholder distributions (2)	(0.67)	(0.50)
Dividend reinvestment plan distributions (2)	(0.68)	(0.37)
Other (3)	0.58	(0.01)
Net asset value at end of period	$26.06	$25.38
Net assets at end of period	$194,654,084	$100,999,538
Shares outstanding at end of period	7,470,032	3,979,445
Total return (4)	8.95%	3.92%
Ratio/Supplemental data:
Ratio of expenses to average net assets before incentive fees and waivers(5)	11.78%	8.41%
Ratio of expenses to average net assets after incentive fees and before waivers(5)	13.17%	8.98%
Ratio of expenses to average net assets after incentive fees and waivers (5)	12.28%	8.04%
Ratio of net investment income (loss) to average net assets before incentive fees and waivers(5)	12.50%	7.23%
Ratio of net investment income (loss) to average net assets after incentive fees and before waivers(5)	11.11%	6.67%
Ratio of net investment income (loss) to average net assets after incentive fees and waivers(5)	12.00%	7.60%
Portfolio turnover (6)	2.23%	5.23%

(1)	The per share data was derived by using the weighted average shares outstanding during the period presented.
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

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Financial Statements – (continued)
(Unaudited)
13. Subsequent Events

The Company has evaluated subsequent events through August 14, 2023, the date on which the financial statements were issued.

On July 3, 2023, the Company declared a dividend of $0.69 per share with a record date of July 3, 2023, which was paid in the form of cash and shares on July 31, 2023, the distribution payment date. On July 31, 2023 the Company paid a total distribution of $5,154,322, of which $2,569,139 was paid in cash and $2,585,183 in the form of shares.

On July 10, 2023, the Company issued a capital call of $4,604,750.

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

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.
Operating and Regulatory Structure:

The Company’s investment activities are managed by the Advisor and supervised by the Board, a majority of whom are independent. Under the Amended and Restated Investment Advisory Agreement, the Company pays the Advisor a quarterly management fee based on the Company’s average gross assets (excluding cash or cash equivalents but including assets purchased with borrowed amounts) as of the end of each of the two most recently completed calendar quarters as well as incentive fees based on the Company’s performance.

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

Board Approval of the Investment Advisory Agreement and Amended and Restated Investment Advisory Agreement:

The Investment Advisory Agreement was initially approved by the Board at a meeting of the Board called, in part, for such purpose, on February 24, 2021. The Board, including a majority of the directors that are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act, approved the renewal of the Investment Advisory Agreement on February 23, 2023. On June 14, 2023, the Company and the Advisor entered into an Amended and Restated Investment Advisory Agreement pursuant to which the Management Fee (as defined in the Investment Advisory Agreement) was reduced from 1.75% to 1.25% per annum of the average of the Company’s total gross assets (excluding cash or cash equivalents but including assets purchased with borrowed amounts). The Income Incentive Fee (as defined in the Investment Advisory Agreement) was reduced from 20.0% to 17.5% of the Company’s Pre-Incentive Fee Net Investment Income (as defined in the Investment Advisory Agreement). The Capital Gains Incentive Fee (as defined in the Investment Advisory Agreement) was reduced from 20.0% to 17.5% of cumulative realized capital gains. The Advisor indicated to the Board of Directors of the Company that this change was proposed to better position the Company to capitalize on the current market dynamics which it believes are compelling for its market strategy, and that there would be no reduction in services provided to the Company in connection with the fee reduction. No other material changes were made to the Investment Advisory Agreement.

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

Net Gain (Loss):

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

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.
Portfolio and Investment Activity:

For the six months ended June 30, 2023, the Company invested (net of original issue discount) $36,859,780 in four new portfolio companies and $14,457,121 in seven existing portfolio companies as reflected in the Schedule of Investments. For the six months ended June 30, 2022, the Company invested (net of original issue discount) $38,713,712 in four new portfolio companies, $10,843 in one existing fund investment and $33,373,213 in eleven existing portfolio companies as reflected in the Schedule of Investments.

The Company had $1,993,259 and $3,745,486, respectively in principal repayments for the three and six months ended June 30, 2023, of which $3,471,989 was received in cash as of June 30, 2023 (with the remaining balance as the change in receivable from December 31, 2022). The Company had $2,865,056 and $5,406,359 in principal repayments for the three and six months ended June 30, 2022, respectively, of which $4,829,235 was paid in cash as of June 30, 2022 (with the remaining balance as receivable).

As of June 30, 2023 and December 31, 2022, the Company’s investments consisted of the following:

	June 30, 2023		December 31, 2022
Fair Value:
First Lien Senior Secured Loan	$300,442,483	85.50%	$260,982,122	86.10%
Second Lien Senior Secured Loan	6,201,918	1.80	6,250,270	2.10
Senior Unsecured Notes	1,594,222	0.50	-	-
Preferred Equity Securities	31,765,981	9.10	27,088,732	8.90
Warrants and Other Equity Securities	7,584,040	2.20	5,829,429	1.90
Fund Investments	3,170,166	0.90	3,045,128	1.00
Total	$350,758,810	100.00%	$303,195,681	100.00%

The table below describes investments by industry composition based on fair value as of June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
Fair Value:
Aerospace & Defense	$7,256,383	2.00%	$5,877,696	1.80%
Commercial Services & Supplies	10,981,482	3.10	10,629,012	3.50
Construction & Engineering	43,199,794	12.30	36,895,770	12.20
Consumer Finance	3,759,253	1.10	3,836,822	1.30
Distributors	14,606,914	4.20	14,383,702	4.70
Diversified Consumer Services	15,544,019	4.40	14,502,291	4.80
Diversified Financials	3,170,166	0.90	3,045,128	1.00
Diversified Telecommunication Services	30,256,719	8.60	17,241,546	5.70
Electrical Equipment	9,762,733	2.80	9,836,785	3.20
Entertainment	18,858,980	5.40	19,165,339	6.30
Food Products	7,252,503	2.10	6,953,360	2.30
Healthcare Providers & Services	43,545,953	12.40	15,185,883	5.00
Hotels, Restaurants & Leisure	4,945,967	1.40	4,919,446	1.60
Household Durables	2,293,714	0.70	2,586,687	0.90
Household Products	4,199,934	1.20	4,073,972	1.30
IT Services	13,715,253	3.90	14,001,990	4.60
Leisure Products	4,520,564	1.30	4,793,707	1.60
Machinery	6,774,726	1.90	6,635,785	2.20
Media	24,681,686	7.00	25,659,236	8.50
Personal Products	4,430,367	1.30	4,335,304	1.40
Professional Services	35,096,119	10.00	34,425,860	11.40
Software	6,442,718	1.80	5,961,468	2.00
Specialty Retail	5,968,838	1.70	6,318,303	2.10
Trading Companies & Distributors	14,922,613	4.30	17,177,873	5.70
Transportation Infrastructure	14,571,412	4.20	14,752,716	4.90
Total	$350,758,810	100.00%	$303,195,681	100.00%

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.
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

The following tables show the distribution of the Company’s investments on the 1 to 5 investment performance risk rating scale as of June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments	Investments at Fair Value	Percentage of Total Investments
1	$8,761,192	2.50%	$24,011,980	7.90%
2	276,360,663	78.80	230,159,492	75.90
3	56,194,399	16.00	39,811,785	13.10
4	7,148,842	2.00	6,625,737	2.20
5	2,293,714	0.70	2,586,687	0.90
Total	$350,758,810	100.00%	$303,195,681	100.00%

Results of Operations:

The following tables represent the operating results for the three and six months ended June 30, 2023 and 2022:

	For the three months ended June 30,
	2023	2022
Total investment income	$11,250,899	$3,990,473
Total expenses	6,748,823	2,533,394
Net investment income before fee waivers	4,502,076	1,457,079
Management fee waiver	354,760	104,726
Incentive fee waiver	315,000	733,573
Net investment income after fee waivers	5,171,836	2,295,378
Net realized gain (loss) on investments	45,283	-
Net change in unrealized gain (loss) on investments	1,911,331	68,287
Net increase (decrease) in net assets resulting from operations	$7,128,450	$2,363,665

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.
	For the six months ended June 30,
	2023	2022
Total investment income	$21,424,129	$6,903,812
Total expenses	12,860,963	4,218,591
Net investment income before fee waivers	8,563,166	2,685,221
Management fee waiver	552,269	104,726
Incentive fee waiver	1,034,565	733,573
Net investment income after fee waivers	10,150,000	3,523,520
Net realized gain (loss) on investments	45,283	23,917
Net change in unrealized gain (loss) on investments	1,205,733	(21,025)
Net increase (decrease) in net assets resulting from operations	$11,401,016	$3,526,412

Investment Income:

The composition of the Company’s investment income was as follows for the three and six months ended June 30, 2023 and 2022:

	For the three months ended June 30,
	2023	2022
Non-controlled/non-affiliate investment income
Interest income	$10,157,119	$3,814,093
PIK interest income	796,506	116,365
Dividend income	243,416	36,065
Other income	24,291	-
Controlled/affiliate investment income
Interest income	29,567	23,950
Total investment income	$11,250,899	$3,990,473

	For the six months ended June 30,
	2023	2022
Non-controlled/non-affiliate investment income
Interest income	$19,874,441	$6,537,649
PIK interest income	1,016,689	229,849
Dividend income	362,109	37,802
Other income	65,011	50,694
Controlled/affiliate investment income
Interest income	58,068	47,818
Dividend income	47,811	-
Total investment income	$21,424,129	$6,903,812

Operating Expenses:

The composition of the Company’s operating expenses was as follows for the three and six months ended June 30, 2023 and 2022:

	For the three months ended June 30,
	2023	2022
Interest and other financing fees	$3,306,655	$835,350
Management fees (Note 6)	1,430,863	733,081
Incentive fees (Note 6)	1,398,432	327,914
Professional fees	389,327	434,337
General and administrative fees	133,518	114,342
Offering expense	-	-
Legal expenses	69,754	68,425
Director expenses	20,274	19,945
Expenses	6,748,823	2,533,394
Management fee waiver	(354,760)	(104,726)
Incentive fee waiver	(315,000)	(733,573)
Total Expenses	$6,079,063	$1,695,095

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.
	For the six months ended June 30,
	2023	2022
Interest and other financing fees	$6,454,171	$1,242,233
Management fees (Note 6)	2,813,426	1,246,992
Incentive fees (Note 6)	2,462,958	507,690
Professional fees	708,627	676,064
General and administrative fees	242,161	370,941
Offering expense	-	-
Legal expenses	139,620	135,000
Director expenses	40,000	39,671
Expenses	12,860,963	4,218,591
Management fee waiver	(552,269)	(104,726)
Incentive fee waiver	(1,034,565)	(733,573)
Total Expenses	$11,274,129	$3,380,292

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

To qualify as a RIC under Subchapter M of the Code, the Company must, among other things, meet certain source-of-income and asset diversification requirements.  In addition, to qualify for RIC tax treatment, the Company must distribute to its Stockholders, for each taxable year, at least 90.0% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses.  In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98.0% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one year period ending October 31 in that calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years.  The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4.0% nondeductible U.S. federal excise tax on this income. For the six months ended June 30, 2023 and for the year ended December 31, 2022, the Company did not record a net expense on the Statements of Operations for U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”).  ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year.  It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense.  The Company did not record any uncertain income tax positions for the six months ended June 30, 2023 and the year ended December 31, 2022 on the Statements of Assets and Liabilities.

Net Increase (Decrease) in Net Assets Resulting from Operations:

For the three and six months ended June 30, 2023, the net increase (decrease) in net assets resulting from operations was $7,128,450 and $11,401,016, respectively. Based on the weighted average shares of Common Stock outstanding for the three and six months ended June 30, 2023, the Company’s per share net increase (decrease) in net assets resulting from operations was $0.96 and $1.62, respectively.

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

Financial Condition, Liquidity and Capital Resources:

The Company will generate cash primarily from the net proceeds generated from private offerings, and from cash flows from fees, interest and dividends earned from investments and principal repayments, proceeds from sales of investments and borrowings under the Company’s Secured Credit Facility. The Company’s primary use of funds will be direct credit and equity investments in SMBs, payments of expenses and distributions to holders of the Company’s Common Stock and, to a lesser extent, the Company may invest in limited partnership interests of funds focused on making investments in SMBs. As of June 30, 2023 and December 31, 2022, the Company had approximately $9.6 million and $19.0 million, respectively, in cash on deposit with financial institutions and $160.0 million and $153.0 million, respectively, in debt outstanding.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.
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

Capital Contributions:

For the six months ended June 30, 2023 and for the year ended December 31, 2022, the Company entered into subscription agreements (collectively, the “Subscription Agreements”) with new investors, providing for the private placement of common shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase common shares up to the amount of their respective capital commitments on an as-needed basis with a minimum of 8 business days’ prior notice. As of June 30, 2023 and December 31, 2022, the Company had received capital commitments totaling $209.2 million and $219.9 million, respectively.

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

Pursuant to a capital drawdown notice to its investors, the Company issued and sold 343,696 shares of the Company’s Common Stock, par value $0.001 per share, on May 15, 2023, for an aggregate offering price of $8,695,500.

As of June 30, 2023, net contributions of $194,531,608 had been made by Stockholders and $14,685,662 remained available to be drawn by the Company.

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

Pursuant to a distribution notice to its investors, the Company issued 86,086 shares of the Company’s Common Stock, par value $0.001 per share, on January 26, 2023, for an aggregate offering price of $2,181,430.

Pursuant to a distribution notice to its investors, the Company distributed $0.66 per share, on January 26, 2023, for an aggregate cash distribution of $2,169,650 to Stockholders that opted-out of the DRP.

Pursuant to a distribution notice to its investors, the Company issued 98,060 shares of the Company’s Common Stock, par value $0.001 per share, on May 5, 2023, for an aggregate offering price of $2,488,754.

Pursuant to a distribution notice to its investors, the Company distributed $0.69 per share, on May 5, 2023, for an aggregate cash distribution of $2,485,103 to Stockholders that opted-out of the DRP.

Contractual Obligations:

Payments for investment advisory services under the Amended and Restated Investment Advisory Agreement in future periods are equal to (a) a management fee calculated at an annual rate of 1.25% of the value of the Company’s gross assets and (b) an incentive fee based on the Company’s performance. The Company has entered into an administration agreement with the Advisor to serve as the Company’s Administrator. The Company anticipates that the Administrator will be reimbursed for administrative expenses incurred on the Company’s behalf.

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

As of June 30, 2023 and December 31, 2022, the Secured Credit Facility commitment amounts were as follows:

Secured Credit Facility Lender	As of June 30, 2023 Commitment	As of December 31, 2022 Commitment
Webster Bank	$67,500,000	$67,500,000
Blue Ridge Bank	25,000,000	25,000,000
First Foundation Bank	20,000,000	20,000,000
Mitsubishi HC Capital America, Inc.	20,000,000	20,000,000
Woodforest National Bank	20,000,000	20,000,000
Forbright Bank	17,500,000	17,500,000
Apple Bank	15,000,000	15,000,000
Peapack-Gladstone Bank	15,000,000	15,000,000
Total Commitment	$200,000,000	$200,000,000

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.
Borrowings can be increased to a maximum of $350 million in accordance with the Secured Credit Facility accordion feature terms and conditions and are limited by various advance rates and concentration limits.

As of June 30, 2023 and December 31, 2022, the total fair value of the borrowings outstanding under the Secured Credit Facility was $160,000,000 and $145,000,000, respectively.

Advances under the Secured Credit Facility bear interest at a per annum rate equal to the Prime rate in effect on such day minus 0.35%. Inclusive of syndication, agency, and administrative fees paid to Webster, the total annualized cost of capital is estimated to be 8.0%. The Company will also pay a non-utilization fee on the average daily unused amount of the aggregate commitments until the commitment termination date (as defined in the Loan Agreement). As of June 30, 2023, the total commitments under the Secured Credit Facility were $200 million. Proceeds from borrowings under the Secured Credit Facility may be used to finance certain investments, fulfill payment obligations under the Secured Credit Facility, make distributions/payments permitted by the Loan Agreement. All amounts outstanding under the Secured Credit Facility must be repaid by the fourth anniversary of the initial closing of the Secured Credit Facility. The Company’s obligations to the lenders under the Secured Credit Facility are secured by a first priority security interest in substantially all of the Company’s assets, subject to certain exclusions.

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

On June 22, 2022 the Company entered into a Loan and Security Agreement with East West Bank, which provides for cash or credit advances of up to $25 million (the “Revolving Credit Line”) pursuant to the terms and conditions of the Revolving Credit Line. On September 26, 2022, the Company entered into an amendment with East West Bank, to downsize the Revolving Credit Line to $21 million. On May 17, 2023, the Company repaid the outstanding balance in full and terminated the loan and security agreement initially entered into on June 22, 2022. As of June 30, 2023 and December 31, 2022, the total fair value of the borrowings outstanding under the Revolving Credit Line were $0 and $8,000,000, respectively.

The fair value of the borrowings outstanding under the Secured Credit Facility and the Revolving Credit Line are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. Interest expense incurred for the three and six months ended June 30, 2023, totaled $2,816,358 and $5,321,972, respectively, which is included in interest and other financing fees on the Statements of Operations. Interest expense incurred for the three and six months ended June 30, 2022, totaled $643,572 and $930,941, respectively, which is included in interest and other financing fees on the Statements of Operations. The unused commitment fees, amortization of deferred financing costs, and utilization fees for the three and six months ended June 30, 2023, amounted to $490,297 and $1,132,199, respectively, which is included in interest and other financing fees on the Statements of Operations. The unused commitment fees, amortization of deferred financing costs, and utilization fees for the three and six months ended June 30, 2022, amounted to $191,778 and $311,292, respectively, which is included in interest and other financing fees on the Statements of Operations. The unused fees payable and interest expense payable as of June 30, 2023 and December 31, 2022, are included in the credit facility interest payable on the Statements of Assets and Liabilities. The utilization fees payable as of June 30, 2023 and December 31, 2022, are included in other payables on the Statements of Assets and Liabilities.

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

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.
Assuming that the Statements of Assets and Liabilities as of June 30, 2023, was to remain constant and that we took no actions to alter the Company’s existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change in Interest Rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in net investment income
Down 100 basis points	$(3,419,813)	$(1,600,000)	$(1,819,813)
Down 50 basis points	(1,920,315)	(800,000)	(1,120,315)
Down 25 basis points	(1,169,175)	(400,000)	(769,175)
Up 25 basis points	368,180	400,000	(31,820)
Up 50 basis points	1,136,858	800,000	336,858
Up 100 basis points	2,674,214	1,600,000	1,074,214
Up 200 basis points	5,748,926	3,200,000	2,548,926
Up 300 basis points	8,823,637	4,800,000	4,023,637

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

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2023. It should be noted that any system of controls, regardless of design and execution, can provide only reasonable assurance of achieving the desired control objectives.

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

Other than as set forth below, there have been no material changes during the six months ended June 30, 2023 to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 31, 2023. If any of such changes or risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the value of our securities could decline, and you may lose all or part of your investment.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.
The risk factor set forth in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 31, 2023 entitled “The Transition away from LIBOR and Changes in Interest Rates May Affect Net Investment Income” is hereby deleted in its entirety and replaced with the following:

The Discontinuance of LIBOR and Changes in Interest Rates May Affect Net Investment Income

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

In July 2017, the UK Financial Conduct Authority (“FCA”) announced that it would no longer use its influence or legal powers to persuade or compel contributing banks to make LIBOR submissions after the end of 2021. On March 5, 2021, the FCA confirmed that all LIBOR settings will cease to be provided by any administrator or no longer be representative immediately after June 30, 2023.

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

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.
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

During the fiscal quarter ended June 30, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6.	Exhibits

The exhibits filed as part of this Form 10-Q are set forth on the Index to Exhibits, which is incorporated herein by reference.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.
INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1	Certificate of Incorporation (incorporated by reference to the Company’s Form 10 Registration Statement filed on May 7, 2021)

3.1.1	Certificate of Conversion to a Corporation (incorporated by reference to the Company’s Form 10 Registration Statement filed on May 7, 2021)

3.2	By-Laws (incorporated by reference to the Company’s Form 10 Registration Statement filed on May 7, 2021)

4.1	Form of Subscription Agreement (incorporated by reference to the Company’s Form 10 Registration Statement filed on May 7, 2021)

10.1	Investment Advisory Agreement between Star Mountain Credit Opportunities Fund, LP and Star Mountain Fund Management, LLC (incorporated by reference to the Company’s Form 10 Registration Statement filed on May 7, 2021)

10.2	Amended and Restated Investment Advisory Agreement dated as of June 14, 2023 between Star Mountain Credit Opportunities Fund, LP and Star Mountain Fund Management, LLC (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 814-01399), filed on June 16, 2023)

10.3
Administration Agreement between Star Mountain Credit Opportunities Fund, LP and Star Mountain Fund Management LLC (incorporated by reference to the Company’s Form 10 Registration Statement filed on May 7, 2021)

10.4	Loan and Servicing Agreement, dated as of July 2, 2021, by and among Star Mountain Lower Middle-Market Capital Corp., as borrower, the lenders party thereto and Sterling National Bank, in its capacities as collateral agent and administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-56259), filed on July 15, 2021)

10.5
Amendment to Loan and Servicing Agreement and Joinder Agreement, dated as of May 6, 2022, by and among the Company, as Borrower, and Webster Bank, N.A. (f/k/a Sterling National Bank), as Administrative Agent and the Letter of Credit Issuer, and the Lenders party thereto (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q (File No. 814-01399), filed on May 15, 2023)

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

Star Mountain Lower Middle-Market Capital Corp.

Date: August 14, 2023	By:	/s/ Brett A. Hickey
	Name:	Brett A. Hickey
	Title:	Chief Executive Officer and President

Date: August 14, 2023	By:	/s/ Christopher J. Gimbert
	Name:	Christopher J. Gimbert
	Title:	Chief Financial Officer