Form 10-Q
period 2023-09-30
Star Mountain Lower Middle-Market Capital Corp
filed 2023-11-14
CIK 1786835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 14, 2023, the registrant had 7,563,464 shares of common stock, $0.001 par value, outstanding.

Part I. Financial Information
Item 1.	Financial Statements.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Statements of Assets and Liabilities

	September 30, 2023 (unaudited)	December 31, 2022
ASSETS
Non-controlled/non-affiliate investments at fair value (amortized cost of $367,158,931 and $299,401,792 as of September 30, 2023 and December 31, 2022, respectively)	$366,878,870	$301,766,151
Controlled/affiliate investments at fair value (amortized cost of $7,354,835 and $1,432,419 as of September 30, 2023 and December 31, 2022, respectively)	10,084,540	1,429,530
Interest receivable	4,223,023	2,873,029
Cash	3,242,065	18,958,445
Deferred financing cost	988,980	1,474,527
Paydown receivable	193,427	844,269
Prepaid expenses	3,740	-
Total assets	385,614,645	327,345,951

LIABILITIES

Credit facility payable	175,500,000	153,000,000
Redemptions payable	4,857,388	-
Credit facility interest payable	3,404,611	2,283,546
Incentive fees payable, net of fee waivers (Note 6)	2,843,462	-
Management fees payable, net of fee waivers (Note 6)	1,163,777	1,049,992
Other payables	465,014	187,230
Professional fees payable	395,808	195,076
Legal fees payable	137,504	26,377
Reimbursement expense payable	121,099	35,877
Due to Shareholder	12,501	-
Distributions payable	-	4,351,080
Total liabilities	188,901,164	161,129,178

Commitments and contingencies (Note 11)

Net assets	$196,713,481	$166,216,773

NET ASSETS
Common shares, $0.001 par value (200,000,000 shares authorized, 7,563,464 and 6,592,546 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively)	$7,564	$6,593
Contribution receivable	(110,891)	(110,891)
Additional paid-in capital	188,374,787	164,074,076
Accumulated undistributed (overdistributed) earnings	8,442,021	2,246,995
Total net assets	$196,713,481	$166,216,773

Net asset value per share	$26.01	$25.21

See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Statements of Operations
 (Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Non-controlled/non-affiliate investment income:
Interest income	$11,157,418	$5,778,321	$31,031,859	$12,315,970
PIK interest income	714,064	119,128	1,730,753	348,977
Dividend income	960,887	114,888	1,322,996	152,690
Other income	3,640	206,674	68,651	257,368
Controlled/affiliate investment income:
Interest income	94,531	170,829	152,599	218,647
PIK interest income	60,574	-	60,574	-
Dividend income	-	-	47,811	-
Total investment income:	12,991,114	6,389,840	34,415,243	13,293,652

Operating expenses:
Interest and other financing fees	3,732,162	2,001,959	10,186,333	3,244,192
Management fees (Note 6)	1,165,449	995,180	3,978,875	2,242,172
Incentive fees (Note 6)	1,415,068	578,218	3,878,026	1,085,908
Professional fees	404,968	285,537	1,113,595	961,601
General and administrative fees	115,602	125,601	357,763	496,542
Legal expenses	90,617	67,500	230,237	202,500
Director expenses	27,500	20,165	67,500	59,836
Total expenses before fee waivers	6,951,366	4,074,160	19,812,329	8,292,751
Management fee waiver (Note 6)	-	-	(552,269)	(104,726)
Incentive fee waiver (Note 6)	-	(578,218)	(1,034,565)	(1,311,791)
Total expenses after fee waivers	6,951,366	3,495,942	18,225,495	6,876,234
Net investment income	6,039,748	2,893,898	16,189,748	6,417,418

Net gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliate investments	-	-	45,283	23,917
Net realized gain (loss) on investments	-	-	45,283	23,917

Net change in unrealized gain (loss):
Non-controlled/non-affiliate investments	(4,058,345)	(1,080,759)	(2,644,420)	(1,092,526)
Controlled/affiliate investments	2,940,786	(25,827)	2,732,594	(35,085)
Net change in unrealized gain (loss) on investments	(1,117,559)	(1,106,586)	88,174	(1,127,611)

Net gain (loss)	(1,117,559)	(1,106,586)	133,457	(1,103,694)

Net increase (decrease) in net assets resulting from operations	$4,922,189	$1,787,312	$16,323,205	$5,313,724

Per common share data:
Net investment income per share - basic and diluted	$0.79	$0.71	$2.24	$1.73
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.65	$0.44	$2.26	$1.43
Weighted average shares outstanding - basic and diluted	7,600,742	4,094,606	7,239,429	3,706,443

See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Statements of Changes in Net Assets
(Unaudited)

	Common Stock			Accumulated undistributed
For the three months ended September 30, 2022	Number of shares	Par value of shares	Additional paid- in capital	(overdistributed) earnings	Total net assets
Balance, June 30, 2022	3,979,445	$3,979	$97,786,517	$3,209,042	$100,999,538
Net investment income	-	-	-	2,893,898	2,893,898
Net change in unrealized gain (loss) on investments	-	-	-	(1,106,586)	(1,106,586)
Issuance of common shares	441,121	441	11,283,444	-	11,283,885
Contribution receivable	-	-	(110,891)	-	(110,891)
Redemption of common shares	(99,486)	(99)	(2,564,654)	-	(2,564,753)
Stock issued in connection with dividend reinvestment plan	36,141	36	921,919	-	921,955
Balance, September 30, 2022	4,357,221	$4,357	$107,316,335	$4,996,354	$112,317,046

For the three months ended September 30, 2023
Balance, June 30, 2023	7,470,032	$7,470	$185,972,460	$8,674,154	$194,654,084
Net investment income	-	-	-	6,039,748	6,039,748
Net change in unrealized gain (loss) on investments	-	-	-	(1,117,559)	(1,117,559)
Issuance of common shares	179,590	180	4,577,570	-	4,577,750
Purchases of shares in repurchase offer	(186,751)	(187)	(4,857,201)	-	(4,857,388)
Distributions declared to stockholders	-	-	-	(5,154,322)	(5,154,322)
Stock issued in connection with dividend reinvestment plan	100,593	101	2,571,067	-	2,571,168
Balance, September 30, 2023	7,563,464	$7,564	$188,263,896	$8,442,021	$196,713,481

	Common Stock			Accumulated undistributed
For the nine months ended September 30, 2022	Number of shares	Par value of shares	Additional paid- in capital	(overdistributed) earnings	Total net assets
Balance, December 31, 2021	2,777,449	$2,777	$67,021,165	$3,138,185	$70,162,127
Net investment income	-	-	-	6,417,418	6,417,418
Net realized gain (loss)	-	-	-	23,917	23,917
Net change in unrealized gain (loss) on investments	-	-	-	(1,127,611)	(1,127,611)
Issuance of common shares	1,596,936	1,597	40,872,522	-	40,874,119
Contribution receivable	-	-	(110,891)	-	(110,891)
Redemption of common shares	(99,486)	(99)	(2,564,654)	-	(2,564,753)
Distributions declared to stockholders	-	-	-	(3,455,555)	(3,455,555)
Stock issued in connection with dividend reinvestment plan	82,322	82	2,098,193	-	2,098,275
Balance, September 30, 2022	4,357,221	$4,357	$107,316,335	$4,996,354	$112,317,046

For the nine months ended September 30, 2023
Balance, December 31, 2022	6,592,546	$6,593	$163,963,185	$2,246,995	$166,216,773
Net investment income	-	-	-	16,189,748	16,189,748
Net realized gain (loss)	-	-	-	45,283	45,283
Net change in unrealized gain (loss) on investments	-	-	-	88,174	88,174
Issuance of common shares	1,326,885	1,327	33,611,052	-	33,612,379
Purchases of shares in repurchase offer	(640,706)	(641)	(16,551,408)	-	(16,552,049)
Distributions declared to stockholders	-	-	-	(10,128,179)	(10,128,179)
Stock issued in connection with dividend reinvestment plan	284,739	285	7,241,067	-	7,241,352
Balance, September 30, 2023	7,563,464	$7,564	$188,263,896	$8,442,021	$196,713,481

See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Statements of Cash Flows
(Unaudited)

	For the nine months ended September 30,
	2023	2022
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$16,323,205	$5,313,724
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided (used in) operating activities:
Net realized (gain) loss on investments	(45,283)	(23,917)
Net change in unrealized (gain) loss on investments	(88,174)	1,127,611
Net accretion of discounts and amortization of premiums	(1,004,803)	(471,724)
Purchases of investments	(84,536,880)	(154,103,557)
Proceeds from sales of investments	2,679,712	2,803,043
Proceeds from principal payments	11,669,868	7,577,924
Amortization of deferred financing costs	485,547	264,230
Payment-in-kind interest income	(1,791,327)	(348,977)
Changes in operating assets and liabilities:
Interest receivable	(1,349,994)	(506,463)
Prepaid expenses	(3,740)	-
Management fees payable, net of fee waivers (Note 6)	113,785	1,415,140
Incentive fees payable, net of fee waivers (Note 6)	2,843,462	(225,883)
Credit facility interest payable	1,121,065	1,413,613
Other payables	277,784	213,824
Professional fees payable	200,732	209,417
Due to Shareholder	12,501	-
Legal fees payable	111,127	-
Reimbursement expense payable	85,222	85,683
Net cash provided by (used in) operating activities	(52,896,191)	(135,256,312)

Cash flows from financing activities:
Proceeds from issuance of common shares, including subscriptions received in advance	33,612,379	40,381,043
Payments in repurchase of shares	(11,694,661)	-
Proceeds from credit facility	88,000,000	113,000,000
Repayments of credit facility	(65,500,000)	(12,000,000)
Distributions paid	(7,237,907)	(2,634,907)
Deferred financing and debt issuance costs paid	-	(623,630)
Net cash provided by (used in) financing activities	37,179,811	138,122,506

Net increase (decrease) in Cash	(15,716,380)	1,866,194
Cash, beginning of period	18,958,445	2,491,307
Cash, end of period	$3,242,065	$4,357,501

Supplemental disclosures of cash flow information:
Non cash operating activities:
Interest received in kind	$1,791,327	$348,977

Supplemental and non cash financing activities:
Shares issued from dividend reinvestment plan (see Note 10)	7,241,352	2,098,275

Supplemental Information:
Cash paid for interest	$7,349,573	$1,195,980

See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Schedule of Investments
September 30, 2023
 (Unaudited)

Portfolio Company (1)(2)(3)(4)(5)(6)	Footnotes	Spread Above Index (7)	Interest Rate	Acquisition Date	Maturity	Principal, Shares, Units	Amortized Cost (8)	Fair Value (9)	% of Net Assets
Investments
First lien senior secured term loan
Aerospace & Defense
Consolidated Machine & Tool Holdings, LLC	(17)(21)	S+6.08% Cash +4.93% PIK	11.48% Cash + 4.93% PIK	1/15/2020	1/15/2025	7,601,939	$7,401,199	$7,282,658	3.6%
						7,601,939	7,401,199	7,282,658	3.6
Chemicals
Douglas Products and Packaging Company, LLC	(10)(16)	S+6.75%	12.07%	9/20/2023	9/20/2028	15,000,000	14,525,110	14,525,110	7.3
						15,000,000	14,525,110	14,525,110	7.3
Commercial Services & Supplies
PPC Event Services, Inc.	(17)(18)	S+6.51%	11.91%	9/22/2022	9/22/2027	6,613,228	6,539,051	6,613,228	3.3
Swyft AcquireCo LLC (dba Swyft Filings)	(15)(16)	S+2.75%	8.07%	12/20/2021	12/20/2027	300,935	297,063	298,618	0.2
Swyft AcquireCo LLC (dba Swyft Filings)	(10)(16)	S+5.50%	10.82%	12/20/2021	12/20/2027	3,682,383	3,634,148	3,493,845	1.7
						10,596,546	10,470,262	10,405,691	5.2
Construction & Engineering
DCCM, LLC	(17)	S+7.16%	12.56%	8/6/2021	12/30/2026	18,651,188	18,368,760	18,263,243	9.2
Fremont-Wright, LLC	(16)	S+9.10%	14.42%	12/2/2020	12/2/2024	4,315,441	4,293,466	4,293,466	2.2
MechanAir, LLC	(17)	S+10.50%	15.90%	9/2/2021	9/2/2026	8,085,096	7,948,743	7,431,821	3.8
Versar Inc.	(10)(17)	S+8.00%	13.40%	8/4/2023	8/4/2028	10,000,000	9,593,660	9,593,660	4.9
Vertical Mechanical Group, LLC	(10)(17)	S+7.76%	13.16%	5/12/2023	5/12/2028	4,571,429	4,420,000	4,430,224	2.3
Watt Acquisition, LLC	(10)(17)	S+11.25%	16.65%	4/15/2022	4/15/2027	3,653,125	3,595,334	3,340,417	1.7
						49,276,279	48,219,963	47,352,831	24.1
Consumer Finance
Microf, LLC	(17)	S+10.85%	16.25%	3/29/2019	6/30/2025	3,444,978	3,417,254	3,444,978	1.8
						3,444,978	3,417,254	3,444,978	1.8
Distributors
48forty Intermediate Holdings, Inc.	(16)	S+6.10%	11.42%	10/11/2022	12/1/2026	14,887,218	14,352,439	13,929,970	7.1
						14,887,218	14,352,439	13,929,970	7.1
Diversified Consumer Services
Rock Gate Capital, LLC (dba 160 Driving Academy)	(17)	S+7.50%	12.90%	10/16/2019	10/16/2024	15,205,592	15,105,145	15,205,592	7.7
						15,205,592	15,105,145	15,205,592	7.7
Diversified Telecommunication Services
Caregility Corporation	(11)(17)	S+9.26%	3.00% Cash + 11.66% PIK	12/29/2021	12/29/2024	2,219,216	1,906,157	2,219,216	1.1
Gridsource Incorporated, LLC	(17)	S+8.50%	13.90%	12/16/2022	12/16/2027	14,112,553	13,731,418	14,296,016	7.3
YTC Holdings, Inc. (dba Yorktel)	(17)	S+10.01%	15.41%	9/23/2019	9/23/2024	4,083,806	4,058,341	4,083,806	2.1
						20,415,575	19,695,916	20,599,038	10.5
Electrical Equipment
Masterwork Electronics, Inc.	(17)	S+7.65%	13.05%	11/17/2022	11/17/2027	8,219,565	8,091,788	7,367,196	3.7
						8,219,565	8,091,788	7,367,196	3.7
Entertainment
Chicken Soup For The Soul, LLC	(16)	S+8.60%	13.92%	10/29/2021	3/31/2024	6,422,530	6,397,212	6,188,108	3.1
Linden Research, Inc. (dba Linden Labs)	(10)(17)	S+8.26% Cash + 3.25% PIK	13.66% Cash + 3.25% PIK	12/31/2020	12/31/2025	4,669,912	4,569,036	4,669,912	2.4
NW Entertainment, LLC	(17)	S+7.76%	13.16%	11/4/2022	11/4/2027	6,415,333	6,303,065	6,415,333	3.3
						17,507,775	17,269,313	17,273,353	8.8
Food Products
Uncle John’s Pride, LLC	(16)	S+10.11%	15.43%	3/31/2022	3/31/2027	7,192,809	7,053,265	7,186,335	3.7
						7,192,809	7,053,265	7,186,335	3.7
Healthcare Providers & Services
Arrow Home Health, LLC (dba Acara Home Health)	(11)(17)	S+10.50%	12.00% Cash +3.90% PIK	3/19/2021	3/19/2026	866,718	849,471	834,042	0.4
BB-HH Platform, Inc. (dba Preferred Care Home Health)	(17)	S+7.00% Cash + 1.50% PIK	12.40% Cash + 1.50% PIK	5/16/2023	5/16/2028	8,368,412	8,118,526	8,328,243	4.2
IPA Intermediate Co., LLC (dba Integrated Pain Associates)	(17)	S+8.01%	13.41%	1/9/2023	1/9/2028	11,265,924	11,015,094	10,976,969	5.6
Klein Hersh, LLC	(10)(17)	S+7.76%	4.63% Cash + 8.53% PIK	4/27/2022	4/27/2027	15,949,131	15,303,597	13,765,695	7.0
Nurses Staffing, LLC (dba Nurses 24/7)	(17)	S+7.26% Cash + 2.00% PIK	12.66% Cash + 2.00% PIK	5/26/2023	8/26/2028	7,491,508	7,345,544	7,350,667	3.7
						43,941,693	42,632,232	41,255,616	20.9
Hotels, Restaurants & Leisure
The Range NYC, LLC (dba Five Iron Golf)	(17)(18)	S+7.61%	13.01%	9/15/2022	9/15/2027	5,004,202	4,857,878	4,932,141	2.5
						5,004,202	4,857,878	4,932,141	2.5
Household Durables
SkyBell Technologies, Inc.	(19)	0.00%	0.00%	12/13/2019	12/13/2024	4,658,521	4,594,122	2,329,261	1.2
						4,658,521	4,594,122	2,329,261	1.2
Household Products
Coop Home Goods LLC (dba Coop Home Goods)	(10)(17)	S+8.26%	13.66%	6/18/2021	6/18/2026	4,387,729	4,330,455	4,271,454	2.2
						4,387,729	4,330,455	4,271,454	2.2
IT Services
CSI IT, LLC (dba Consulting Solutions)	(17)	S+10.76%	16.16%	1/29/2021	1/29/2026	13,715,253	13,481,034	13,715,253	7.0
Lockstep Holdings, LLC	(10)(17)	S+6.75%	12.15%	7/3/2023	7/3/2028	5,357,714	5,212,507	5,212,507	2.6
						19,072,967	18,693,541	18,927,760	9.6
Leisure Products
MPUSA, LLC (dba Mission)	(17)	S+9.26%	14.66%	12/9/2021	12/9/2026	4,031,332	3,973,182	3,968,040	2.0
						4,031,332	3,973,182	3,968,040	2.0
Machinery
Texas Contract Manufacturing Group, Inc.	(17)	S+12.11%	17.51%	4/27/2022	4/27/2027	5,062,073	4,978,147	4,380,718	2.2
						5,062,073	4,978,147	4,380,718	2.2
Media
PadSquad, LLC	(17)	S+9.00%	14.40%	3/30/2022	3/30/2027	4,681,754	4,614,813	4,565,179	2.3
Trailer Park Group Holdings LLC	(10)(17)	S+7.76%	13.16%	8/2/2021	8/2/2026	14,416,682	14,130,603	13,834,248	7.0
						19,098,436	18,745,416	18,399,427	9.3
Personal Products
Japonesque, LLC	(10)(17)	S+8.18% Cash + 1.50% PIK	13.58% Cash + 1.50% PIK	11/23/2021	11/23/2026	4,551,106	4,496,225	4,530,171	2.3
						4,551,106	4,496,225	4,530,171	2.3
Professional Services
Lasalle Staffing, LLC	(10)(16)	S+6.86%	12.18%	2/15/2022	2/15/2027	7,486,888	7,346,274	7,528,066	3.8
NSC Technologies, LLC	(17)	S+8.76%	14.16%	4/26/2019	4/26/2024	4,317,866	4,295,719	4,317,866	2.2
PQT Ayaquhs, LLC (dba WWC Global)	(17)	S+7.76%	13.16%	8/1/2022	8/1/2027	7,656,250	7,525,731	7,656,250	3.9
						19,461,004	19,167,724	19,502,182	9.9
Software
Proactive Dealer Solutions, LLC	(17)	S+10.26%	15.66%	12/27/2021	12/26/2026	3,164,049	3,108,145	3,164,049	1.6
PureCars Technologies, LLC	(10)(17)	S+6.35% Cash + 0.76% PIK	11.75% Cash + 0.76% PIK	4/17/2019	4/18/2024	1,472,281	1,462,117	1,444,308	0.7
						4,636,330	4,570,262	4,608,357	2.3
Specialty Retail
Clearview Systems, LLC (dba Rip-It)	(10)(17)	S+7.65%	3.05%	10/11/2022	10/11/2027	6,452,101	6,334,649	5,751,403	2.9
						6,452,101	6,334,649	5,751,403	2.9
Trading Companies & Distributors
Gateway Dealer Network, LLC	(10)(16)	S+6.35%	11.67%	6/30/2022	6/30/2027	8,677,863	8,569,480	8,677,863	4.4
USBid Inc.	(10)(17)	S+7.26%	12.66%	11/3/2022	11/3/2027	7,031,250	6,894,720	4,947,891	2.6
						15,709,113	15,464,200	13,625,754	7.0
Transportation Infrastructure
TCP Acquisition, LLC (dba HighStar Traffic)	(17)(18)	S+7.50%	12.90%	7/26/2022	7/26/2027	10,789,457	10,571,286	10,630,810	5.4
						10,789,457	10,571,286	10,630,810	5.4
Total first lien senior secured term loan							329,010,973	321,685,846	163.7

See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Schedule of Investments – (continued)
September 30, 2023
 (Unaudited)

Portfolio Company (1)(2)(3)(4)(5)(6)	Footnotes	Spread Above Index (7)	Interest Rate	Acquisition Date	Maturity	Principal, Shares, Units	Amortized Cost (8)	Fair Value (9)	% of Net Assets
Second lien senior secured loan
Professional Services
CorTech, LLC	(17)	S+6.35%	11.75%	3/13/2020	9/30/2025	6,410,440	$6,375,502	$6,218,714	3.2%
						6,410,440	6,375,502	6,218,714	3.2
Total second lien term loan							6,375,502	6,218,714	3.2

Senior unsecured notes
Electrical Equipment
HH Masterwork Intermediate, Inc.		-	15.00% PIK	11/17/2022	5/17/2028	1,907,877	1,873,094	1,427,474	0.7
						1,907,877	1,873,094	1,427,474	0.7
Total senior unsecured notes							1,873,094	1,427,474	0.7

Preferred equity securities	(12)
Commercial Services and Supplies
Swyft Filings Holdings, LLC	(13)(20)(21)	-	8.00% PIK	12/20/2021	-	192,444	183,612	227,495	0.1
						192,444	183,612	227,495	0.1
Construction & Engineering
MechanAir Holdings, LLC	(13)(21)	-	13.50% PIK	9/2/2021	-	1,219	1,219,441	-	0.0
Vertical Mechanical Group Holdings, LLC		-	-	5/12/2023	-	185,714	1,857,143	2,812,000	1.4
Watt Contracting Holdings, LLC	(21)	-	15.00%PIK	4/15/2022	-	2,110	2,077,366	656,314	0.3
						189,043	5,153,950	3,468,314	1.7
Diversified Telecommunication Services
Caregility Corporation	(11)(13)(21)	-	8.00% PIK	12/31/2022	-	151,018	-	1,353,629	0.7
Caregility Corporation	(11)(13)		8.00% PIK	7/3/2023		446,689	3,591,494	4,029,772	2.0
Gridsource Holdings, LLC	(21)	-	8.00% PIK	3/9/2023	-	3,959,977	799,597	1,119,202	0.6
YTC Holdings, Inc. (dba Yorktel)	(13)	-	8.00% PIK	9/23/2019	-	151,018	2,327,393	2,006,524	1.0
						4,708,702	6,718,484	8,509,127	4.3
Entertainment
NW Entertainment, LLC	(21)	-	10.00% PIK	11/4/2022	-	971	955,843	1,103,462	0.6
						971	955,843	1,103,462	0.6
Food Products
UJP Acquisition, LLC (dba Uncle John’s Pride)	(13)(21)	-	8.00% PIK	3/31/2022	-	3,095,925	2,829,787	3,892,264	2.0
						3,095,925	2,829,787	3,892,264	2.0
Healthcare Providers & Services
Arrow Home Health, LLC (dba Acara Home Health)	(21)	-	10.00% PIK	3/19/2021	-	571,080	564,321	492,661	0.3
IPA Investors, LP		-	8.00% PIK	1/9/2023	-	1,922	1,997,838	2,371,277	1.2
						573,002	2,562,159	2,863,938	1.5
Leisure Products
MPUSA, LLC (dba Mission)		-	-	12/9/2021	-	13	564,645	197,398	0.1
						13	564,645	197,398	0.1
Media
Channel Factory Holdings, LLC	(13)	-	5.00% Cash + 5.00% PIK	8/27/2020	-	2,381,867	2,442,592	3,509,600	1.8
PadSquad Holdings LLC (dba Padsquad)	(13)(21)	-	6.00% Cash + 6.00% PIK	3/30/2022	-	720,767	1,964,204	2,173,760	1.1
Trailer Park Group Holdings LLC	(13)(21)	-	8.00% PIK	8/2/2021	-	371,822	367,108	770,229	0.4
						3,474,456	4,773,904	6,453,589	3.3
Professional Services
Capone Holdings JV, LLC (dba LaSalle Staffing)		-	-	2/15/2022	-	4,000,000	4,000,000	6,012,267	3.1
Hometown Holdings JV, LLC (dba BWG Strategy)	(13)	-	-	12/24/2020	-	666,667	659,761	635,267	0.3
PQT Ayaquhs, LLC (dba WWC Global)	(13)(21)	-	10.50% PIK	8/1/2022	-	5,774	1,064,516	3,411,933	1.7
						4,672,441	5,724,277	10,059,467	5.1
Software
Proactive Dealer Holdings Parent, LLC		-	10.00% PIK	12/27/2021	-	1,141,205	1,328,162	1,809,677	0.9
PureCars Technologies Holdings, LLC	(13)(21)	-	8.00% PIK	4/17/2019	-	514	240,065	31,832	0.0
PureCars Technologies, LLC	(13)(21)	-	8.00% PIK	7/25/2022	7/26/2024	78	26,948	27,083	0.0
						1,141,797	1,595,175	1,868,592	0.9
Trading Companies & Distributors
USBid Inc.		-	-	11/3/2022	-	469	468,750	-	0.0
						469	468,750	-	0.0
Total preferred equity securities							31,530,586	38,643,646	19.6
See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Schedule of Investments – (continued)
September 30, 2023
 (Unaudited)

Portfolio Company (1)(2)(3)(4)(5)(6)	Footnotes	Spread Above Index (7)	Interest Rate	Acquisition Date	Maturity	Principal, Shares, Units	Amortized Cost (8)	Fair Value (9)	% of Net Assets
Warrants and other equity securities	(12)
Aerospace & Defense
Consolidated Machine & Tool Holdings, LLC	(14)	-	-	1/15/2020	-	176	$142,485	$-	0.0%
						176	142,485	-	0.0
Construction & Engineering
DCCM, LLC		-	-	8/6/2021	-	897	939,949	840,127	0.4
Fremont-Wright, LLC		-	-	12/2/2020	-	2	-	732,152	0.4
Watt Contracting Holdings, LLC		-	-	4/15/2022	-	218	-	-	0.0
						1,117	939,949	1,572,279	0.8
Consumer Finance
Microf, LLC		-	-	5/5/2020	-	164,332	-	276,302	0.1
						164,332	-	276,302	0.1
Diversified Consumer Services
Rock Gate Capital, LLC (dba 160 Driving Academy)		-	-	10/16/2019	-	12,693	-	155,154	0.1
						12,693	-	155,154	0.1
Diversified Telecommunication Services
Caregility Corporation	(11)	-	-	12/29/2021	-	267,801	443,392	1,155,220	0.6
York Telecom Corporation (dba Yorktel)		-	-	9/23/2019	-	77,195	-	590,169	0.3
						344,996	443,392	1,745,389	0.9
Electrical Equipment
HH Masterwork Intermediate, Inc.		-	-	11/17/2022	11/17/2027	190,019	-	57,739	0.0
						190,019	-	57,739	0.0
Entertainment
LRI Holdco, LLC (dba Linden Labs)		-	-	12/31/2020	-	2	43,478	572,097	0.3
						2	43,478	572,097	0.3
Food Products
UJP Acquisition, LLC (dba Uncle John’s Pride)		-	-	3/31/2022	-	127,215	-	19,660	0.0
						127,215	-	19,660	0.0
Healthcare Providers & Services
Klein Hersh, LLC		-	-	4/27/2022	-	1,003	-	-	0.0
Nurses 24/7 Holdings, LLC		-	-	5/26/2023	-	182	419,877	428,571	0.2
						1,185	419,877	428,571	0.2
Hotels, Restaurants & Leisure
The Range NYC, LLC (dba Five Iron Golf)		-	-	9/15/2022	-	21,210	71,599	47,732	0.0
						21,210	71,599	47,732	0.0
Household Durables
SkyBell Technologies, Inc.		-	-	12/13/2019	-	1,774,796	-	-	0.0
						1,774,796	-	-	0.0
Household Products
CHG Parent Holding LLC (dba Coop Home Goods)		-	-	6/18/2021	-	535,714	535,714	43,214	0.0
						535,714	535,714	43,214	0.0
Machinery
Texas Contract Manufacturing Group, Inc.		-	-	4/27/2022	-	1,602	-	782,902	0.4
						1,602	-	782,902	0.4
Professional Services
NSC Holdings, LLC		-	-	4/26/2019	-	111	271,262	270,153	0.1
PQT Ayaquhs, LLC (dba WWC Global)		-	-	8/1/2022	-	645	-	269,032	0.1
						756	271,262	539,185	0.2
Trading Companies & Distributors
USBid Inc.		-	-	11/3/2022	-	204	-	14,303	0.0
						204	-	14,303	0.0
Total warrants and other equity securities							2,867,756	6,254,527	3.0

Fund investments
Diversified Financials
Madryn Select Opportunities, LP	(18)	-	-	1/4/2022	-	2,855,855	2,855,855	2,733,203	1.4
						2,855,855	2,855,855	2,733,203	1.4
Total fund investments							2,855,855	2,733,203	1.4

TOTAL INVESTMENTS							$374,513,766	$376,963,410	191.6%

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
(7)
Loan contains a variable rate structure and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”, which can include one or three- month LIBOR), the Secured Overnight Financing Rate (“SOFR” or “S”, which can include one or three- month SOFR), or an alternate base rate which can include the Federal Funds Effective Rate or the Prime Rate (“PRIME”), at the borrower’s option, and which reset periodically based on the terms of the loan agreement. Interest rates subject to SOFR are typically accompanied by a Credit Spread Adjustment (“CSA”).

See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Schedule of Investments – (continued)
September 30, 2023
 (Unaudited)

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

(11)
As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” and may have “Control” of this portfolio company as the Company and/or its affiliated funds collectively owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). The Company’s investment in affiliates for the nine months ended September 30, 2023 were Arrow Home Health, LLC and Caregility Corporation which represented $10,084,540 of Fair Value and 5.1% of Net Assets of the Company. Transactions related to investments in “Controlled/Affiliate Investments” for the nine months ended September 30, 2023 were as follows:

Portfolio Company	Type of Investment	Amount of Realized Gain (Loss)	Amount of Interest or Dividends Credited to Income (a)	December 31, 2022 Value	Gross Additions (b)	Gross Reductions (c)	Transfers In/(Out) of Affiliates	Amount of Unrealized Gains (Loss)	September 30, 2023 Value
Arrow Home Health LLC (dba Acara Home Health) (d)	First lien senior securred term loan	$-	$82,506	$851,429	$16,999	$(37,026)	$-	$2,640	$834,042
	Preferred equity securities (571,080 shares)	-	47,811	578,101	2,799	(1,399)	-	(86,840)	492,661
Caregility Corporation	First lien senior securred term loan	-	70,093	-	255,859	(3,712,205)	5,362,503	313,059	2,219,216
	Preferred equity securities (151,018 shares)	-	-	-	-	-	-	1,353,629	1,353,629
	Preferred equity securities (446,689 shares)	-	-	-	3,591,494	-	-	438,278	4,029,772
	Warrants (267,801 units)	-	-	-	-	-	443,392	711,828	1,155,220
Total Affiliate Investments		$-	$200,410	$1,429,530	$3,867,151	$(3,750,630)	$5,805,895	$2,732,594	$10,084,540

(a)	Represents the total amount of interest, fees or dividends credited to income for the portion of the period an investment was included in the Affiliate category.
(b)	Gross additions include increase in the cost basis of investments resulting from purchases, PIK interest or amortization of original issue discount.
(c)	Gross reductions include decreases in the total cost basis of investments resulting from principal repayments or sales.
(d)	The fair value of the investment was determined using significant unobservable inputs.

(12)	Ownership of certain equity investments may occur through a holding company or partnership. In no instances are the holding companies or partnerships wholly owned by the Company.
(13)	Investment contains a fixed rate structure.
(14)	The Company has received 46 units of incentive shares which have no Cost or Fair Value as of September 30, 2023.
(15)	Interest disclosed reflects the contractual rate of the First Out tranche under the AAL.
(16)	The interest rate on these loans is subject to 1 month SOFR, which was 5.32% as of September 30, 2023.
(17)	The interest rate on these loans is subject to 3 month SOFR, which was 5.40% as of September 30, 2023.
(18)	Positions have an aggregate unfunded commitment of $16,579,385 in addition to the amounts shown in the Schedule of Investments. See Note 11 “Commitments, Contingencies and Risks” in the accompanying notes to the financial statements.
(19)	The investment is on non-accrual status. See Note 2 “Significant Accounting Policies”.
(20)	The investment includes the fair value and amortized cost of 1,015 shares of common equity issued in conjunction with the preferred equity.
(21)	Income producing through dividends or distributions.

As of September 30, 2023, the Company had one debt investment on non-accrual status.

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
See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Schedule of Investments – (continued)
December 31, 2022

Portfolio Company (1)(2)(3)(4)(5)(6)	Footnotes	Spread Above Index (7)	Interest Rate	Acquisition Date	Maturity	Principal, Shares, Units	Amortized Cost (8)	Fair Value (9)	% of Net Assets
Second lien senior secured loan
Professional Services
CorTech, LLC	(10)	L+6.25%	11.02%	3/13/2020	9/30/2025	6,563,134	$6,522,877	$6,250,270	3.8%
						6,563,134	6,522,877	6,250,270	3.8
Total second lien term loan							6,522,877	6,250,270	3.8

Preferred equity securities	(14)
Commercial Services and Supplies
Swyft Filings Holdings, LLC	(23)(24)	-	-	12/20/2021	-	192,444	183,612	285,516	0.2
						192,444	183,612	285,516	0.2
Construction & Engineering
MechanAir Holdings, LLC	(15)(24)	-	13.50% PIK	9/2/2021	-	1,219	1,219,441	-	0.0
Watt Contracting Holdings, LLC		-	15.00% PIK	4/15/2022	-	2,110,487	2,072,468	2,165,391	1.3
						2,111,706	3,291,909	2,165,391	1.3
Diversified Telecommunication Services
Caregility Corporation	(15)(24)	-	-	12/29/2021	-	151,018	-	1,346,645	0.8
YTC Holdings, Inc. (dba Yorktel)	(15)	-	8.00% PIK	9/23/2019	-	151,018	2,191,398	1,152,729	0.7
						302,036	2,191,398	2,499,374	1.5
Electrical Equipment
HH Masterwork Intermediate, Inc.		-	15.00% PIK	11/17/2022	11/17/2027	1,771,739	1,736,957	1,736,957	1.0
						1,771,739	1,736,957	1,736,957	1.0
Entertainment
NW Entertainment, LLC		-	10.00% PIK	11/4/2022	11/4/2027	970	955,843	955,843	0.6
						970	955,843	955,843	0.6
Food Products
UJP Acquisition, LLC (dba Uncle John’s Pride)	(15)(24)	-	8.00% PIK	3/31/2022	-	1,489,362	1,489,362	1,572,766	0.9
						1,489,362	1,489,362	1,572,766	0.9
Healthcare Providers & Services
Arrow Home Health, LLC (dba Acara Home Health)	(13)(24)	-	-	3/19/2021	-	571,080	562,921	578,101	0.3
						571,080	562,921	578,101	0.3
Leisure Products
MPUSA, LLC (dba Mission)		-	-	12/9/2021	-	13	564,645	564,618	0.3
						13	564,645	564,618	0.3
Media
Channel Factory Holdings, LLC	(15)	-	5.00% Cash + 5.00% PIK	8/27/2020	-	2,381,867	2,238,424	3,469,292	2.1
PadSquad Holdings LLC (dba Padsquad)	(15)(24)	-	6.00% Cash + 6.00% PIK	3/30/2022	-	720,767	1,960,647	2,079,054	1.3
Trailer Park Group Holdings LLC	(15)(24)	-	8.00% PIK	8/2/2021	-	371,822	366,100	907,432	0.5
						3,474,456	4,565,171	6,455,778	3.9
Professional Services
Capone Holdings JV, LLC (dba LaSalle Staffing)		-	-	2/15/2022	-	4,000,000	4,000,000	5,964,267	3.6
Hometown Holdings JV, LLC (dba BWG Strategy)	(15)	-	-	12/24/2020	-	666,667	657,811	844,400	0.5
PQT Ayaquhs, LLC (dba WWC Global)	(15)(24)	-	10.50% PIK	8/1/2022	-	5,774	1,064,516	1,525,806	0.9
						4,672,441	5,722,327	8,334,473	5.0
Software
Proactive Dealer Holdings Parent, LLC		-	10% PIK	12/27/2021	-	1,263,821	1,263,821	1,384,601	0.8
PureCars Technologies Holdings, LLC	(15)(24)	-	8.00% PIK	4/19/2019	-	514	240,065	60,036	0.0
PureCars Technologies, LLC	(24)	-	-	7/25/2022	-	78	26,948	26,528	0.0
						1,264,413	1,530,834	1,471,165	0.8
Trading Companies & Distributors
USBid Inc.		-	-	11/3/2022	11/3/2027	469	468,750	468,750	0.3
						469	468,750	468,750	0.3
Total preferred equity securities							23,263,729	27,088,732	16.1

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
(7)
Loan contains a variable rate structure and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”, which can include one or three- month LIBOR), the Secured Overnight Financing Rate (“SOFR” or “S”) or an alternate base rate which can include the Federal Funds Effective Rate or the Prime Rate (“PRIME”), at the borrower’s option, and which reset periodically based on the terms of the loan agreement. Interest rates subject to SOFR are typically accompanied by a Credit Spread Adjustment (“CSA”).

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

(22)	The investment is on non-accrual status. See Note 2 “Significant Accounting Policies”.
(23)	Shares of common equity issued in conjunction with the preferred equity.
(24)	Income producing through dividends or distributions.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of September 30, 2023, and the reported revenue generated and expenses incurred during the reporting period. Actual results could differ from those estimates.

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
(Unaudited)
Note 2. Summary of Significant Accounting Policies (continued)

Revenue Recognition

The Company’s revenue recognition policies are as follows:

Interest income: Interest income is recorded on the accrual basis to the extent that the Company expects to collect such amounts. Interest income is accrued based upon the outstanding principal amount and contractual terms of debt investments. For the three and nine months ended September 30, 2023, $11,251,949 and $31,184,458, respectively, of interest income, excluding payment in kind (“PIK”) interest income, has been accrued as shown on the Statements of Operations. For the three and nine months ended September 30, 2022, $5,949,150 and $12,534,617, respectively, of interest income, excluding PIK interest income, has been accrued as shown on the Statements of Operations. As of September 30, 2023 and December 31, 2022, $4,223,023 and $2,873,029 of interest income is receivable, respectively, as shown on the Statements of Assets and Liabilities.

Payment In-Kind Income: The Company has certain investments in its portfolio that contain a PIK provision, which represents contractual interest or dividends that are added to the principal balance and recorded as income. For loans and debt securities with contractual PIK, the Company generally will not accrue PIK interest for accounting purposes if the portfolio company valuation indicates that such PIK interest is not collectible. To maintain its ability to take a dividend paid deduction, the Company may need to pay out PIK non-cash income amounts in the form of distributions, even though the Company has not yet collected the cash. For the three and nine months ended September 30, 2023, $774,638 and $1,791,327, respectively, of PIK income has been accrued as shown on the Statements of Operations. For the three and nine months ended September 30, 2022, $119,128 and $348,977, respectively, of PIK income has been accrued as shown on the Statements of Operations.

Non-accrual: Loans or preferred equity securities are placed on non-accrual status when interest, PIK interest or dividend payments become 90 days or more past due, or when there is reasonable doubt that principal, interest or dividends will be collected. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Any accrued interest receivable in previous year will be written off and corresponding interest income will be reversed, as applicable. Subsequent interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal, interest,PIK interest or dividends are paid, and, in management’s judgment are likely to remain current. As of September 30, 2023 and December 31, 2022, the Company had one investment and one investment on non-accrual status, respectively. As of September 30, 2023 and December 31, 2022 no interest has been written off or reversed as a result of investments being on non-accrual status.

Dividend Income: Dividend income to be paid in-kind on equity securities is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income paid in cash is recorded on the date declared for portfolio companies. Each distribution received from limited liability company and limited partnership interests is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For the three and nine months ended September 30, 2023 and for the year ended December 31, 2022, the Company did not receive any return of capital distributions from its equity investments. For the three and nine months ended September 30, 2023, $960,887 and $1,370,807, respectively, of dividend income has been accrued as shown on the Statements of Operations. For the three and nine months ended September 30, 2022, $114,888 and $152,690, respectively, of dividend income has been accrued as shown on the Statements of Operations. As of September 30, 2023 and December 31, 2022, all dividend income has been received.

Original Issue Discount: Discounts to par on portfolio securities are accreted into income over the tenor of the instrument. Any remaining discount is accreted into income upon prepayment or redemption of the instrument and the Company then amortizes such amounts using the effective interest method as interest income over the life of the investment. The unamortized discount as of September 30, 2023 and December 31, 2022, was $8,582,182 and $7,155,487, respectively. The amount of original issue discount amortized for the three and nine months ended September 30, 2023 was $281,398 and $1,004,803, respectively, and is included in interest income on the Statements of Operations. The amount of original issue discount amortized for the three and nine months ended September 30, 2022 was $186,345 and $471,724, respectively, and is included in interest income on the Statements of Operations.

Amendment, waiver, and consent fees: In connection with modifying credit agreements with portfolio companies to provide additional operating or borrowing flexibility, the Company may be entitled to amendment, waiver and consent fees to compensate for the potentially enhanced credit risk. Such fees will be recorded as income on the date earned and accrued to the extent the fee is to be compensated in the form of additional principal balance. For the three and nine months ended September 30, 2023, $0 and $53,325, respectively, of amendment fees had been earned and included in other income on the Statements of Operations. During the three and nine months ended September 30, 2022, $17,054 of such fees were earned.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Financial Statements – (continued)
(Unaudited)
Note 2. Summary of Significant Accounting Policies (continued)

Early repayment and termination fees: Upon the prepayment of a loan or debt security, any unamortized premium or discount or loan origination fees are recorded as interest income. To the extent the Company receives early repayment fees in connection with pre-maturity loan agreement termination, such income will be recorded on the date of prepayment. The Company and its Advisor generally do not structure transactions with a contractual exit fee to be collected upon loan repayment at maturity. No such fees were earned during the three and nine months ended September 30, 2023. For the three and nine months ended September 30, 2022, $189,620 and $240,314 of early repayment fees were earned, respectively, and are included in other income on the Statements of Operations.

Gains and Losses: Investment transactions are recorded on a trade-date basis. Realized gains or losses on portfolio investments are calculated based upon the difference between the net proceeds from the disposition and the amortized cost basis of the investment, without regard to unrealized gains or losses previously recognized. Realized gains and losses are recorded within net realized gain (loss) on investments on the Statements of Operations. Changes in the fair value of investments from the prior period, as approved by the Board based on fair value recommendations from the Advisor in accordance with the Advisor’s valuation policy, are included within net change in unrealized gain (loss) on investments on the Statements of Operations. For the three and nine months ended September 30, 2023, the Company had $0 and $45,283, respectively, of net realized gain (loss) on investments as represented on the Statements of Operations. For the three and nine months ended September 30, 2022, the Company had $0 and $23,917, respectively, of net realized gain (loss) on investments as represented on the Statements of Operations.

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

Earnings per Share

In accordance with the provisions of ASC Topic 260 – Earnings per Share, basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. The weighted average shares outstanding utilized in the calculation of earnings per share take into account share issues on the issuance date and the Company’s repurchases of its Common Stock on the repurchase date. See Note 9 for additional information on the Company’s share activity. For the nine months ended September 30, 2023 and for the year ended December 31, 2022, there were no potentially dilutive common shares issued.

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

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Financial Statements – (continued)
(Unaudited)
Note 2. Summary of Significant Accounting Policies (continued)

Cash Equivalents

Cash equivalents are highly liquid investments with a current maturity of three months or less at the date of acquisition, which may include temporary investments in U.S. Treasury Bills (of varying maturities) or money market funds. There were no cash equivalents outstanding on the Company’s Statements of Assets and Liabilities as of September 30, 2023 and December 31, 2022.

Unamortized Deferred Financing Costs

Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. Deferred financing costs are capitalized as incurred and amortized on a straight line basis to maturity of the Secured Credit Facility (as defined herein). For the three and nine months ended September 30, 2023, the Company had $142,064 and $485,547, respectively, of expensed financing costs included in interest and other financing fees on the Statements of Operations. For the three and nine months ended September 30, 2022, the Company had $165,612 and $264,230, respectively, of expensed financing costs included in interest and other financing fees on the Statements of Operations. As of September 30, 2023 and December 31, 2022, the Company had $988,980 and $1,474,527, respectively, of unamortized deferred financing costs as shown in deferred financing cost on the Statements of Assets and Liabilities.

Organization and Offering Costs

Organizational and offering costs are expensed as incurred. These expenses consist primarily of legal fees and other costs incurred with Company’s share offerings, the preparation of the Company’s registration statement, and registration fees. For the three and nine months ended September 30, 2023, the Company had incurred no organizational costs. For the three and nine months ended September 30, 2022, the Company had incurred no organizational costs. As of September 30, 2023 and December 31, 2022, no organizational costs remained payable on the Statements of Assets and Liabilities. For the three and nine months ended September 30, 2023, the Company incurred offering costs in the amount of $50,411 and $149,589, respectively, as shown as a component of the general and administrative fees in the Statements of Operations. For the three and nine months ended September 30, 2022, the Company incurred offering costs in the amount of $50,411 and $223,577, respectively, as shown as a component of the general and administrative fees in the Statements of Operations. As of September 30, 2023 and December 31, 2022, $148,023 and $96,785, respectively, of offering costs incurred were payable and included in other payables on the Statement of Assets and Liabilities.

Custodian Fees

The Company has entered into a custody agreement with State Street Bank and Trust Company (the “Custodian”). For the three and nine months ended September 30, 2023, the Company incurred expenses for services provided by the Custodian of $7,500 and $22,500, respectively, which is included in professional fees on the Statements of Operations. For the three and nine months ended September 30, 2022, the Company incurred expenses for services provided by the Custodian of $7,562 and $22,438, respectively, which is included in professional fees on the Statements of Operations. As of September 30, 2023 and December 31, 2022, $6,504 and $4,069, respectively, remained payable, which is included in professional fees payable on the Statements of Assets and Liabilities.

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

To qualify as a RIC under Subchapter M of the Code, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its Stockholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses. In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii)98.2% of its capital gains in excess of capital losses for the one-year period ending October 31 in that calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. For the three and nine months ended September 30, 2023, the Company did not record a net expense on the Statements of Operations for U.S. federal excise tax. For the three and nine months ended September 30, 2022, the Company did not record a net expense on the Statements of Operations for U.S. federal excise tax.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Financial Statements – (continued)
(Unaudited)
Note 2. Summary of Significant Accounting Policies (continued)

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current period. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company did not record any uncertain income tax positions for the three and nine months ended September 30, 2023 and for the year ended December 31, 2022. The aggregate amortized tax basis cost of investments included on the Schedule of Investments as of September 30, 2023 and December 31, 2022 were $374,513,766 and $300,834,211, respectively.

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

Notes to Financial Statements – (continued)
(Unaudited)
Note 3. Investments

The following tables show the composition of the Company’s investment portfolio, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	September 30, 2023
	Amortized Cost		Fair Value
First Lien Senior Secured Loan	$329,010,973	87.8%	$321,685,846	85.3%
Second Lien Senior Secured Loan	6,375,502	1.7	6,218,714	1.6
Senior Unsecured Notes	1,873,094	0.5	1,427,474	0.4
Preferred Equity Securities	31,530,586	8.4	38,643,646	10.3
Warrants and Other Equity Securities	2,867,756	0.8	6,254,527	1.7
Fund Investments	2,855,855	0.8	2,733,203	0.7
Total	$374,513,766	100.0%	$376,963,410	100.0%

	December 31, 2022
	Amortized Cost		Fair Value
First Lien Senior Secured Loan	$265,743,871	88.4%	$260,982,122	86.1%
Second Lien Senior Secured Loan	6,522,877	2.2	6,250,270	2.1
Preferred Equity Securities	23,263,729	7.7	27,088,732	8.9
Warrants and Other Equity Securities	2,447,879	0.8	5,829,429	1.9
Fund Investments	2,855,855	0.9	3,045,128	1.0
Total	$300,834,211	100.0%	$303,195,681	100.0%

The following tables show the composition of the Company’s investment portfolio by geographic region, at amortized cost and fair value (with corresponding percentage of total portfolio investments). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business:

	September 30, 2023
	Amortized Cost		Fair Value
Southeast	$119,152,552	31.8%	$117,991,514	31.3%
Midwest	69,285,479	18.5	70,166,683	18.6
Northeast	52,590,398	14.0	55,271,630	14.7
West	52,733,123	14.1	50,901,390	13.5
East	33,448,387	8.9	32,353,039	8.6
Southwest	25,700,648	6.9	25,593,693	6.8
South	21,603,179	5.8	24,685,461	6.5
Total	$374,513,766	100.0%	$376,963,410	100.0%

	December 31, 2022
	Amortized Cost		Fair Value
Southeast	$85,623,345	28.4%	$85,292,317	28.1%
Midwest	59,467,806	19.8	59,601,511	19.7
West	52,326,463	17.4	52,216,550	17.2
Northeast	44,592,174	14.8	46,433,182	15.3
Southwest	26,959,274	9.0	27,810,986	9.2
East	23,143,747	7.7	22,594,017	7.5
South	8,721,402	2.9	9,247,118	3.0
Total	$300,834,211	100.0%	$303,195,681	100.0%

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Financial Statements – (continued)
(Unaudited)
Note 3. Investments (continued)

The following tables show the composition of the Company’s investment portfolio by industry, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	September 30, 2023
	Amortized Cost		Fair Value
Aerospace & Defense	$7,543,684	2.0%	$7,282,658	2.0%
Chemicals	14,525,110	3.9	14,525,110	4.0
Commercial Services & Supplies	10,653,874	2.9	10,633,186	2.9
Construction & Engineering	54,313,862	14.5	52,393,424	13.9
Consumer Finance	3,417,254	0.9	3,721,280	1.0
Distributors	14,352,439	3.8	13,929,970	3.7
Diversified Consumer Services	15,105,145	4	15,360,746	4.1
Diversified Financials	2,855,855	0.8	2,733,203	0.7
Diversified Telecommunication Services	26,857,792	7.2	30,853,554	8.2
Electrical Equipment	9,964,882	2.7	8,852,409	2.3
Entertainment	18,268,634	4.9	18,948,912	5.0
Food Products	9,883,052	2.6	11,098,259	2.9
Healthcare Providers & Services	45,614,268	12.2	44,548,125	11.8
Hotels, Restaurants & Leisure	4,929,477	1.3	4,979,873	1.3
Household Durables	4,594,122	1.2	2,329,261	0.6
Household Products	4,866,169	1.3	4,314,668	1.1
IT Services	18,693,541	5	18,927,760	5.0
Leisure Products	4,537,827	1.2	4,165,438	1.1
Machinery	4,978,147	1.3	5,163,620	1.4
Media	23,519,320	6.3	24,853,016	6.6
Personal Products	4,496,225	1.2	4,530,171	1.2
Professional Services	31,538,765	8.4	36,319,548	9.6
Software	6,165,437	1.6	6,476,949	1.7
Specialty Retail	6,334,649	1.7	5,751,403	1.5
Trading Companies & Distributors	15,932,950	4.3	13,640,057	3.6
Transportation Infrastructure	10,571,286	2.8	10,630,810	2.8
Total	$374,513,766	100.0%	$376,963,410	100.0%

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

The financial statements include portfolio investments at fair value of $376,963,410 and $303,195,681 as of September 30, 2023 and December 31, 2022, respectively.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Financial Statements – (continued)
(Unaudited)
Note 4. Fair Value Measurements (continued)
The Company valued its investments in underlying funds based on its proportionate interest in NAV of the underlying funds. For the purpose of classifying the investments in underlying funds within the fair value hierarchy, the Company makes use of the practical expedient under ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or its Equivalent). As of September 30, 2023 and December 31, 2022, the Company’s investments in underlying funds amounted to $2,733,203 and $3,045,128, respectively.

U.S. GAAP requires that the Company disclose the Company’s pro-rata portion of individual securities, if available, that are reported to the Company by the underlying portfolio funds that exceed 5% of the Company’s capital balance.

The following tables present fair value measurements of investments, by major class according to the fair value hierarchy.

	Fair Value Measurements
September 30, 2023	Level 1	Level 2	Level 3	Total
First Lien Senior Secured Loan	$-	$-	$321,685,846	$321,685,846
Second Lien Senior Secured Loan	-	-	6,218,714	6,218,714
Senior Unsecured Notes	-	-	1,427,474	1,427,474
Preferred Equity Securities	-	-	38,643,646	38,643,646
Warrants and Other Equity Securities	-	-	6,254,527	6,254,527
Total	$-	$-	$374,230,207	$374,230,207
Fund Investments				2,733,203
Total Investments				$376,963,410

	Fair Value Measurements
December 31, 2022	Level 1	Level 2	Level 3	Total
First Lien Senior Secured Loan	$-	$-	$260,982,122	$260,982,122
Second Lien Senior Secured Loan	-	-	6,250,270	6,250,270
Preferred Equity Securities	-	-	27,088,732	27,088,732
Warrants and Other Equity Securities	-	-	5,829,429	5,829,429
Total	$-	$-	$300,150,553	$300,150,553
Fund Investments				3,045,128
Total Investments				$303,195,681

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

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Financial Statements – (continued)
(Unaudited)
Note 4. Fair Value Measurements (continued)

The following tables provide a reconciliation of the beginning and ending balances for investments at fair value that use Level 3 inputs for the three and nine months ended September 30, 2023 and 2022:

	Investments
	First Lien Senior Secured Loan	Second Lien Senior Secured Loan	Senior Unsecured Notes	Preferred Equity Securities	Warrants and Other Equity Securities	Fund Investments	Total Investments
Balance as of June 30, 2023	$300,442,483	$6,201,918	$1,594,222	$31,765,981	$7,584,040	$3,170,166	$350,758,810
Net realized gain on investments	-	-	-	-	-	-	-
Net change in unrealized gain (loss) on investments	(1,102,579)	83,320	(166,748)	1,834,924	(1,329,513)	(436,963)	(1,117,559)
Purchases of investments and other adjustments to cost (1)	29,568,585	(15,627)	-	5,042,741	-	-	34,595,699
Proceeds from principal repayments (2)	(7,222,643)	(50,897)	-	-	-	-	(7,273,540)
Balance as of September 30, 2023	$321,685,846	$6,218,714	$1,427,474	$38,643,646	$6,254,527	$2,733,203	$376,963,410

(1)	Includes purchases of new investments, premium and discount accretion and amortization and PIK interest.
(2)	Includes paydowns receivable from the Statements of Assets and Liabilities

	Investments
	First Lien Senior Secured Loan	Second Lien Senior Secured Loan	Senior Unsecured Notes	Preferred Equity Securities	Warrants and Other Equity Securities	Fund Investments	Total Investments
Balance as of December 31, 2022	$260,982,122	$6,250,270	$-	$27,088,732	$5,829,429	$3,045,128	$303,195,681
Net realized gain (loss) on investments	45,283	-	-	-	-	-	45,283
Net change in unrealized gain (loss) on investments	(2,563,379)	115,818	(270,298)	3,112,737	5,221	(311,925)	88,174
Purchases of investments and other adjustments to cost (1)	76,767,867	5,317	69,697	10,070,252	419,877	-	87,333,010
Proceeds from sales of investments	(2,679,712)	-	-	-	-	-	(2,679,712)
Proceeds from principal repayments (2)	(10,866,335)	(152,691)	-	-	-	-	(11,019,026)
Lien status change	-	-	1,628,075	(1,628,075)	-	-	-
Balance as of September 30, 2023	$321,685,846	$6,218,714	$1,427,474	$38,643,646	$6,254,527	$2,733,203	$376,963,410

(1)	Includes purchases of new investments, premium and discount accretion and amortization and PIK interest.
(2)	Includes paydowns receivable from the Statements of Assets and Liabilities

	Investments
	First Lien Senior Secured Loan	Second Lien Senior Secured Loan	Preferred Equity Securities	Warrants and Other Equity Securities	Fund Investments	Total Investments
Balance as of June 30, 2022	$159,480,217	$14,333,808	$20,687,501	$4,606,218	$2,061,838	$201,169,582
Net change in unrealized gain (loss) on investments	(2,751,973)	(46,562)	686,442	855,570	149,937	(1,106,586)
Purchases of investments and other adjustments to cost (1)	46,751,635	992,929	1,395,787	48,181	-	49,188,532
Proceeds from principal repayments (2)	(2,244,019)	(50,897)	-	-	-	(2,294,916)
Balance as of September 30, 2022	$201,235,860	$15,229,278	$22,769,730	$5,509,969	$2,211,775	$246,956,612

(1)	Includes purchases of new investments, premium and discount accretion and amortization and PIK interest.
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
(2)	Includes paydowns receivable from the Statements of Assets and Liabilities

The net change in unrealized gain (loss) on investments included on the Statements of Operations for the three and nine months ended September 30, 2023, attributable to Level 3 investments still held as of September 30, 2023 was $(1,117,559) and $88,174, respectively. The net change in unrealized gain (loss) on investments included on the Statements of Operations for the three and nine months ended September 30, 2022, attributable to Level 3 investments still held as of September 30, 2022 was $(1,106,586) and $(1,127,611), respectively.

Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period which the reclassifications occur. There were no transfers among Levels 1, 2 and 3 for the three and nine months ended September 30, 2023 and 2022.

Purchases (including accretion, amortization, PIK interest) for the three and nine months ended September 30, 2023 amounted to $34,595,699 and $87,333,010, respectively. Purchases (including accretion, amortization, PIK interest) for the three and nine months ended September 30, 2022 amounted to $49,188,532 and $154,924,258 of fair value, respectively.

For the nine months ended September 30, 2023, the Company invested (net of original issue discount) $66,166,847 in seven new portfolio companies and $18,370,033 in twelve existing portfolio companies as reflected in the Schedule of Investments. For the nine months ended September 30, 2022, the Company invested (net of original issue discount) $98,492,032 in eleven new portfolio companies, $2,089,200 in one existing portfolio company and $53,522,325 in seventeen existing portfolio companies as reflected in the Schedule of Investments.

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

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Financial Statements – (continued)
(Unaudited)
Note 4. Fair Value Measurements (continued)
The table below summarizes the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy as of September 30, 2023.

						Range
	Fair Value	Valuation Technique	Unobservable Input	Weighted Average Mean		Minimum		Maximum
Assets:
First Lien Senior Secured Loan	$273,982,072	Discounted Cash Flow	Market Yields	16.0%		7.7%		27.0%
			EBITDA Multiple	7.98	x	2.18	x	36.50	x
First Lien Senior Secured Loan	1,444,308	Discounted Cash Flow	Market Yields	24.0%		21.6%		26.4%
			Revenue Multiple	0.45	x	0.35	x	0.55	x
First Lien Senior Secured Loan	11,980,298	Enterprise Value Method	Revenue Multiple	1.16	x	0		4.29	x
First Lien Senior Secured Loan	4,947,891	Enterprise Value Method	EBITDA Multiple	5.50	x	5.00	x	6.00	x
First Lien Senior Secured Loan	29,331,277	Recent Transaction	N/A	N/A		N/A		N/A
Second Lien Senior Secured Loan	6,218,714	Discounted Cash Flow	Market Yields	15.6%		14.6%		16.5%
			EBITDA Multiple	7.25	x	6.75	x	7.75	x
Senior Unsecured Note	1,427,474	Discounted Cash Flow	Market Yields	23.2%		23.2%		23.2%
			EBITDA Multiple	8.00	x	7.50	x	8.50	x
Preferred Equity Securities	27,083	Discounted Cash Flow	Market Yields	23.3%		23.3%		23.3%
			Revenue Multiple	0.45	x	0.35	x	0.55	x
Preferred Equity Securities	3,509,600	Enterprise Value Method	Revenue Multiple	0.50	x	0.35	x	0.60	x
			EBITDA Multiple	11.50	x	6.00	x	12.00	x
Preferred Equity Securities	5,415,233	Enterprise Value Method	Revenue Multiple	2.64	x	0.35	x	3.15	x
Preferred Equity Securities	29,691,730	Enterprise Value Method	EBITDA Multiple	7.31	x	3.50	x	14.00	x
Warrants and Other Equity Securities	1,155,219	Enterprise Value Method	Revenue Multiple	2.65	x	0		4.29	x
Warrants and Other Equity Securities	5,099,308	Enterprise Value Method	EBITDA Multiple	6.60	x	3.50	x	36.50	x
Fund Investments	2,733,203	Other	N/A	N/A		N/A		N/A
Total Level 3 Assets	$376,963,410

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

An affiliated company is a company in which the Company has an ownership interest of 5% or more of its voting securities. A controlled affiliate company is a company in which the Company and its affiliated funds have an ownership interest of more than 25% of its voting securities. Please see the Company’s Schedule of Investments for the type of investment, principal amount, interest rate including the spread, and the maturity date. For the three and nine months ended September 30, 2023 and for the year ended December 31, 2022, the Advisor’s managed funds had an ownership interest of 25% or more in one company’s voting securities.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Financial Statements – (continued)
(Unaudited)
Note 5. Transactions with Affiliated Companies (continued)
Transactions related to the Company’s investments with controlled affiliates for the nine months ended September 30, 2023 and for the year ended December 31, 2022, were as follows:

September 30, 2023	Equity Ownership Held by the Company	Equity Ownership Held by Star Mountain Affiliate Funds
Issuer:
Arrow Home Health LLC	2.2%	55.5%
Caregility Corporation	7.9%	37.4%

December 31, 2022	Equity Ownership Held by the Company	Equity Ownership Held by Star Mountain Affiliate Funds
Issuer:
Arrow Home Health LLC	2.2%	55.5%

Note 6. Transactions with Related Parties

Star Mountain Lower Middle-Market (Offshore) Ltd. (the “Feeder Fund”) was formed as a Cayman Islands exempted company and commenced operations on August 17, 2021. The Feeder Fund has been formed to invest all or substantially all of its investable assets in the common stock of the Company. As of September 30, 2023 and December 31, 2022, the Feeder Fund had $16,998,800 and $12,470,000 in capital committed to the Company, respectively, and an ownership percentage in the Company of 7.97% and 5.67%, respectively. As of September 30, 2023 and December 31, 2022, the Feeder Fund had $110,891 of contributions payable to the Company.

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

On June 14, 2023, the Company entered into an amended and restated investment advisory agreement with the Advisor (the “Amended and Restated Investment Advisory Agreement”), replacing the Investment Advisory Agreement pursuant to which effective June 14, 2023 (the “Effective Date”) the base management fee was reduced from 1.75% to 1.25% per annum of the average of the Company’s total gross assets (excluding cash or cash equivalents but including assets purchased with borrowed amounts) as of the end of each of the two most recently completed calendar quarters.

Management fees for the three and nine months ended September 30, 2023 were $1,165,449 and $3,978,875, respectively. For the three and nine months ended September 30, 2023, the Advisor elected to voluntarily waive $0 and $552,269, respectively, of such management fees. Management fees for the three and nine months ended September 30, 2022 were $995,180 and $2,242,172, respectively. For the three and nine months ended September 30, 2022, the Advisor elected to voluntarily waive $0 and $104,726, respectively, of such management fees. The management fees waived are not recoupable by the Advisor. There is no guarantee that the Advisor will waive management fees in the future, and the Advisor may discontinue or modify any such waivers in the future at its discretion. As of September 30, 2023 and December 31, 2022, $1,163,777 and $1,049,992 of management fees remained payable, respectively.

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

On June 14, 2023, the Company entered into the Amended and Restated Investment Advisory Agreement, replacing the Investment Advisory Agreement pursuant to which effective June 14, 2023 (the “Effective Date”) the Income Incentive Fee was reduced from 20% to 17.5% of the Company’s pre-incentive fee net investment income.

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

Incentive fees for the three and nine months ended September 30, 2023 were $1,415,068 and $3,878,026, respectively. For the three and nine months ended September 30, 2023 the Advisor elected to voluntarily waive $0 and $1,034,565 of such incentive fees, respectively. The incentive fees waived for the period ended September 30, 2023 are not recoupable and there is no guarantee that the Advisor will waive incentive fees in the future. Incentive fees for the three and nine months ended September 30, 2022 were $578,218 and $1,085,908, respectively. Effective in the quarter ending June 30, 2022, the Advisor elected to voluntarily waive $578,218 and $1,311,791, respectively, of such incentive fees for the three and nine months ended September 30, 2022. The incentive fees waived for the three and nine months ended September 30, 2022 are not recoupable and there is no guarantee that the Advisor will waive incentive fees in the future, and the Advisor may discontinue or modify any such waivers in the future at its discretion. The Advisor may discontinue or modify any such waivers in the future at its discretion. As of  September 30, 2023 and December 31, 2022, $2,843,462 and $0, respectively, of incentive fees remained payable as shown in the Statements of Assets and Liabilities.

Administration Fees

The Company has entered into the Administration Agreement with the Advisor, under which the Company reimburses the Administrator for its allocable portion of overhead and other expenses, including the costs of furnishing the Company with office facilities and equipment and providing clerical, bookkeeping, record-keeping and other administrative services at such facilities, and the Company’s allocable portion of the cost of the chief financial officer and chief compliance officer and their respective staffs. To the extent that the Administrator outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis, without incremental profit, to the Administrator. For the three and nine months ended September 30, 2023, the Company incurred reimbursement expenses of $40,796 and $153,198, respectively, included under General and Administrative fees on the Statements of Operations. For the three and nine months ended September 30, 2022, the Company incurred reimbursement expenses of $24,960 and $177,926 included under General and Administrative fees on the Statements of Operations. As of September 30, 2023 and December 31, 2022, $121,099 and $35,877, respectively, of reimbursement expense was payable as shown in the Statements of Assets and Liabilities as reimbursement expense payable.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Financial Statements – (continued)
(Unaudited)
Note 6. Transactions with Related Parties (continued)
The Administrator has entered into a sub-administration agreement with SS&C Technologies, Inc. (the “Sub-Administrator”), under which the Sub-Administrator provides various accounting and administrative services to the Company. Administrative services may include maintenance of the Company’s books and records, processing of investor transactions, and calculation of the NAV. For the three and nine months ended September 30, 2023, the Company incurred expenses for services provided by the Sub-Administrator of $153,100 and $436,077, respectively, which is included in professional fees on the Statements of Operations. For the three and nine months ended September 30, 2022, the Company incurred expenses for services provided by the Sub-Administrator of $33,187 and $128,201, respectively, which is included in professional fees on the Statements of Operations. As of September 30, 2023 and as of December 31, 2022, there were $0 amounts payable, for expenses incurred for services provided by the Sub-Administrator.

Directors’ Fees

The Company incurs certain fees and expenses paid to the Company’s independent directors (including expenses and costs related to meetings of the independent directors); for the three and nine months ended September 30, 2023, directors’ expenses are $27,500 and $67,500, respectively, as shown on the Statements of Operations. For the three and nine months ended September 30, 2022, directors’ expenses were $20,165 and $59,836, respectively, as shown on the Statements of Operations. As of September 30, 2023 and December 31, 2022, $23,750 and $20,000 of directors’ expenses remained payable, respectively, which are included in professional fees payable as shown on the Statements of Assets and Liabilities.
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

As of September 30, 2023 and December 31, 2022, the Secured Credit Facility commitment amounts were as follows:

	As of September 30, 2023	As of December 31, 2022
Secured Credit Facility Lender	Commitment	Commitment
Webster Bank	$67,500,000	$67,500,000
Blue Ridge Bank	25,000,000	25,000,000
First Foundation Bank	20,000,000	20,000,000
Mitsubishi HC Capital America, Inc.	20,000,000	20,000,000
Woodforest National Bank	20,000,000	20,000,000
Forbright Bank	17,500,000	17,500,000
Apple Bank	15,000,000	15,000,000
Peapack-Gladstone Bank	15,000,000	15,000,000
Total Commitment	$200,000,000	$200,000,000

Borrowings can be increased to a maximum of $350 million in accordance with the Secured Credit Facility accordion feature terms and conditions and are limited by various advance rates and concentration limits.

As of September 30, 2023 and December 31, 2022, the total fair value of the borrowings outstanding under the Secured Credit Facility was $175,500,000 and $145,000,000, respectively.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Financial Statements – (continued)
(Unaudited)
Note 7. Borrowings (continued)

Advances under the Secured Credit Facility bear interest at a per annum rate equal to the Prime rate in effect on such day minus 0.35%. Inclusive of syndication, agency, and administrative fees paid to Webster, the total annualized cost of capital is estimated to be 8.0%. The Company will also pay a non-utilization fee on the average daily unused amount of the aggregate commitments until the commitment termination date (as defined in the Loan Agreement). As of September 30, 2023, the total commitments under the Secured Credit Facility were $200 million. Proceeds from borrowings under the Secured Credit Facility may be used to finance certain investments, fulfill payment obligations under the Secured Credit Facility, make distributions/payments permitted by the Loan Agreement. All amounts outstanding under the Secured Credit Facility must be repaid by the fourth anniversary of the initial closing of the Secured Credit Facility. The Company’s obligations to the lenders under the Secured Credit Facility are secured by a first priority security interest in substantially all of the Company’s assets, subject to certain exclusions.

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

On June 22, 2022 the Company entered into a Loan and Security Agreement with East West Bank, which provides for cash or credit advances of up to $25 million (the “Revolving Credit Line”) pursuant to the terms and conditions of the Revolving Credit Line. On September 26, 2022, the Company entered into an amendment with East West Bank, to downsize the Revolving Credit Line to $21 million. On May 17, 2023, the Company repaid the outstanding balance in full and terminated the loan and security agreement initially entered into on June 22, 2022. As of September 30, 2023 and December 31, 2022, the total fair value of the borrowings outstanding under the Revolving Credit Line were $0 and $8,000,000, respectively.

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

	For the three months ended September 30,
	2023	2022
Interest expense - Secured Credit Facility	$3,276,457	$1,321,447
Interest expense - Revolving Credit Line	-	226,872
Unused commitment fees	50,029	54,776
Amortization of deferred financing costs	142,064	165,612
Utilization fees	263,612	233,252
Total interest and other debt financing fees	$3,732,162	$2,001,959
Average debt outstanding	$160,838,710	$120,184,783
Average stated interest rate	8.00%	5.11%

	For the nine months ended September 30,
	2023	2022
Interest expense - Secured Credit Facility	$8,559,805	$2,242,628
Interest expense - Revolving Credit Line	38,624	236,632
Unused commitment fees	243,936	152,638
Amortization of deferred financing costs	485,547	264,230
Utilization fees	858,421	348,064
Total interest and other debt financing fees	$10,186,333	$3,244,192
Average debt outstanding	$147,891,941	$77,025,641
Average stated interest rate	7.77%	4.30%

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

The following table sets forth the tax cost basis and the estimated aggregate gross unrealized appreciation and depreciation from investments for federal income tax purposes as of and for the period ended September 30, 2023 and December 31, 2022:

	As of September 30, 2023	As of December 31, 2022
Tax Cost of Investment	$374,513,766	$301,104,946

	As of September 30, 2023	As of December 31, 2022
Unrealized appreciation	$17,962,067	$11,979,460
Unrealized depreciation	(15,512,420)	(9,888,724)
Net unrealized appreciation/(depreciation) from investments	$2,449,644	$2,090,736

Note 9. Stock Issuances

As of September 30, 2023 and December 31, 2022, the total number of shares of all classes of capital stock that the Company has the authority to issue was 200,000,000 shares of Common Stock, par value $0.001 per share.

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

For the nine months ended September 30, 2023, the Company entered into subscription agreements (collectively, the “Subscription Agreements”) with new investors, providing for the private placement of common shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase common shares up to the amount of their respective capital commitments on an as-needed basis with a minimum of 8 business days’ prior notice. As of September 30, 2023 and December 31, 2022, the Company had received capital commitments totaling $213,187,270 and $219,908,470, respectively.

As of September 30, 2023, net contributions of $199,109,358 had been made by Stockholders and $14,077,912 remained available to be drawn by the Company.

The following tables summarize the issuance of shares for the nine months ended September 30, 2023 and 2022:

Date	Price per share	Shares Issued	Proceeds
For the nine months ended September 30, 2023:
March 21, 2023	$25.31	803,600	$20,339,128
May 15, 2023	25.30	343,695	8,695,500
August 28, 2023	25.49	179,590	4,577,750
		1,326,885	$33,612,379

Stock issued in connection with dividend reinvestment plan
January 26, 2023	25.34	86,086	2,181,430
May 5, 2023	25.38	98,060	2,488,754
July 31, 2023	25.56	100,593	2,571,168
		284,739	$7,241,352
Total		1,611,624	$40,853,731

Date	Price per share	Shares Issued	Proceeds
For the nine months ended September 30, 2022:
March 25, 2022	$25.59	708,935	$18,142,000
April 21, 2022	25.73	446,880	11,448,234
September 12, 2022	25.58	441,121	11,283,885
		1,596,936	$40,874,119

Stock issued in connection with dividend reinvestment plan
January 14, 2022	25.32	24,306	615,437
May 20, 2022	25.64	21,875	560,883
July 29, 2022	25.51	36,141	921,955
		82,322	2,098,275
Total		1,679,258	$42,972,394

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

During the quarter ended December 31, 2022, the Company commenced a tender offer (the “Q4 2022 Tender Offer”) pursuant to which the Company offered to repurchase up to 108,930.54 shares of common stock for $2,746,138 from the Stockholders at a Purchase Price of $25.21, which represented 2.5% of the Company’s outstanding shares of common stock as of September 30, 2022. Stockholders who tendered shares of common stock in the Q4 2022 Tender Offer received, at the expiration of the Q4 2022 Tender Offer, a non-interest bearing, non-transferable promissory note entitling such Stockholders to an amount in cash equal to the number of shares of common stock accepted for purchase multiplied by the Purchase Price. The Q4 2022 Tender Offer expired on January 16, 2023. As of September 30, 2023, the Q4 2022 Tender Offer has been fully paid.

During the quarter ended March 31, 2023, the Company commenced a tender offer (the “Q1 2023 Tender Offer”) pursuant to which the Company offered to repurchase up to  164,813.65 shares of common stock for $4,252,192 from the Stockholders at a Purchase Price of $25.80, which represented 2.5% of the Company’s outstanding shares of common stock as of December 31, 2022. Stockholders who tendered shares of common stock in the Q1 2023 Tender Offer received, at the expiration of the Q1 2023 Tender Offer, a non-interest bearing, non-transferable promissory note entitling such Stockholders to an amount in cash equal to the number of shares of common stock accepted for purchase multiplied by the Purchase Price. The Q1 2023 Tender Offer expired on March 31, 2023. As of September 30, 2023, the Q1 2023 Tender Offer has been fully paid.

During the quarter ended June 30, 2023, the Company commenced a tender offer (the “Q2 2023 Tender Offer”) pursuant to which the Company offered to repurchase up to 180,212.21 shares of common stock for $4,696,330.29 from the Stockholders at a Purchase Price of $26.06, which represented 2.5% of the Company’s outstanding shares of common stock as of March 31, 2023. Stockholders who tendered shares of common stock in the Q2 2023 Tender Offer received, at the expiration of the Q2 2023 Tender Offer, a non-interest bearing, non-transferable promissory note entitling such Stockholders to an amount in cash equal to the number of shares of common stock accepted for purchase multiplied by the Purchase Price. The Q2 2023 Tender Offer expired on June 27, 2023. As of September 30, 2023, the Q2 2023 Tender Offer has been fully paid.

During the quarter ended September 30, 2023, the Company commenced a tender offer (the “Q3 2023 Tender Offer”) pursuant to which the Company offered to repurchase up to 186,750.79 shares of common stock for $4,857,388 from the Stockholders at a Purchase Price of $25.01, which represented 2.5% of the Company’s outstanding shares of common stock as of June 30, 2023. Stockholders who tendered shares of common stock in the Q3 2023 Tender Offer received, at the expiration of the Q3 2023 Tender Offer, a non-interest bearing, non-transferable promissory note entitling such Stockholders to an amount in cash equal to the number of shares of common stock accepted for purchase multiplied by the Purchase Price. The Q3 2023 Tender Offer expired on September 28, 2023. As of September 30, 2023, the Q3 2023 Tender Offer remains fully payable as shown on the Statements of Assets and Liabilities.

The Company’s distributions are recorded on the record date. For the nine months ended September 30, 2023 distributions declared to Stockholders totaled $10,128,179, of which $5,068,257 was paid as a cash distribution and $5,059,922 was paid in the form of 198,563 shares of the Company’s common stock issued to existing Stockholders. Distribution payments have been made in accordance with Stockholders DRP payment election as disclosed in Note 2.

The following table summarizes the settlement of distributions declared and recorded as of December 31, 2022 and September 30, 2023, respectively and the subsequent payment and issuance of those distributions for the nine months ended September 30, 2023:

Date Declared	Record Date	Payment/Issuance Date	Amount Per Share	Amount Paid in Cash	Amount Settled via Newly Issued Shares	Total
For the nine months ended September 30, 2023
December 31, 2022	December 31, 2022	January 26, 2023	$0.66	$2,169,650	$2,181,430	$4,351,080
April 3, 2023	April 3, 2023	May 5, 2023	0.69	2,485,103	2,488,754	4,973,857
July 3, 2023	July 3, 2023	July 31, 2023	0.69	2,583,154	2,571,168	5,154,322
Total			$2.04	$7,237,907	$7,241,352	$14,479,259

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Financial Statements – (continued)
(Unaudited)
Note 10. Discretionary Repurchase of Shares of Common Stock and Distributions (continued)

The following table summarizes the settlement of distributions declared and recorded as of December 31, 2021, May 18, 2022 and June 30, 2022, respectively, and the subsequent payment and issuance of those distributions for the nine months ended September 30, 2022:

Date Declared	Record Date	Payment/Issuance Date	Amount Per Share	Amount Paid in Cash	Amount Settled via Newly Issued Shares	Total
For the nine months ended September 30, 2022:
December 31, 2021	December 31, 2021	January 14, 2022	$0.46	$662,190	$615,437	$1,277,627
May 18, 2022	May 18, 2022	May 20, 2022	0.30	626,388	560,883	1,187,271
June 30, 2022	June 30, 2022	July 29, 2022	0.57	1,346,329	921,955	2,268,284
Total			$1.33	$2,634,907	$2,098,275	$4,733,182

Note 11. Commitments, Contingencies, and Risks

Commitments: As of September 30, 2023 and December 31, 2022, the Company had $15,477,690 and $25,345,245 in outstanding commitments to direct investments and $1,101,695 and $1,105,362 in outstanding commitments to fund investments, respectively.

September 30, 2023	Outstanding Commitments
Direct Investments
PPC Event Services, Inc.	$3,159,041
TCP Acquisition, LLC	5,595,960
The Range NYC, LLC (dba Five Iron Golf)	6,722,689
Total Direct Investments	$15,477,690

Fund Investments
Madryn Select Opportunities, LP	$1,101,695
Total Fund Investments	$1,101,695

Total	$16,579,385

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

Management believes that the Company’s available cash balances provide sufficient funds to cover its unfunded commitments as of September 30, 2023 and December 31, 2022.

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

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Financial Statements – (continued)
(Unaudited)
Note 12. Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2023 and 2022:

	For the nine months ended September 30,
	2023	2022
Per share data:
Net asset value at beginning of period	$25.21	$25.26
Net investment income (loss) (1)	2.24	1.73
Net realized and unrealized gain (loss) (1)	0.02	(0.30)
Net increase (decrease) in net assets resulting from operations (1)	2.26	1.43
Stockholder distributions (2)	(1.02)	(0.50)
Dividend reinvestment plan distributions (2)	(1.02)	(0.37)
Other (3)	0.58	(0.04)
Net asset value at end of period	$26.01	$25.78
Net assets at end of period	$196,713,481	$112,317,046
Shares outstanding at end of period	7,563,464	4,357,221
Total return (4)	11.67%	5.55%
Ratio/Supplemental data:
Ratio of expenses to average net assets before incentive fees and waivers(5)	11.67%	10.21%
Ratio of expenses to average net assets after incentive fees and before waivers(5)	13.80%	11.35%
Ratio of expenses to average net assets after incentive fees and waivers (5)	12.93%	9.86%
Ratio of net investment income (loss) to average net assets before incentive fees and waivers(5)	13.54%	8.62%
Ratio of net investment income (loss) to average net assets after incentive fees and before waivers(5)	11.41%	7.47%
Ratio of net investment income (loss) to average net assets after incentive fees and waivers(5)	12.28%	8.97%
Portfolio turnover (6)	4.59%	5.57%

(1)	The per share data was derived by using the weighted average shares outstanding during the period presented.
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

13. Subsequent Events

The Company has evaluated subsequent events through November 14, 2023, the date on which the financial statements were issued.

On October 4, 2023 the Company declared a dividend of $0.78 per share to shareholders of record as of October 4, 2023, which was paid in the form of cash and shares on November 10, 2023. On November 10, 2023 the Company paid a total distribution of $5,899,502, of which $2,962,903 was paid in cash and $2,936,599 in the form of shares.

On October 10, 2023, the Company issued a capital call of $5,135,467.

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

Portfolio and Investment Activity:

For the nine months ended September 30, 2023, the Company invested (net of original issue discount) $66,166,847 in seven new portfolio companies and $18,370,033 in twelve existing portfolio companies as reflected in the Schedule of Investments. For the nine months ended September 30, 2022, the Company invested (net of original issue discount) $98,492,032 in eleven new portfolio companies, $2,089,200 in one existing portfolio company and $53,522,325 in seventeen existing portfolio companies as reflected in the Schedule of Investments.

The Company had $7,273,540 and $11,019,026, respectively in principal repayments for the three and nine months ended September 30, 2023, of which $11,669,868 was received in cash as of September 30, 2023 (with the remaining balance as the change in receivable from December 31, 2022). The Company had $2,294,916 and $7,701,274 in principal repayments for the three and nine months ended September 30, 2022, respectively, of which $6,483,030 was paid in cash as of September 30, 2022 (with the remaining balance as receivable).

As of September 30, 2023 and December 31, 2022, the Company’s investments consisted of the following:

	September 30, 2023		December 31, 2022
Fair Value:
First Lien Senior Secured Loan	$321,685,846	85.30%	$260,982,122	86.10%
Second Lien Senior Secured Loan	6,218,714	1.60	6,250,270	2.10
Senior Unsecured Notes	1,427,474	0.40	-	-
Preferred Equity Securities	38,643,646	10.30	27,088,732	8.90
Warrants and Other Equity Securities	6,254,527	1.70	5,829,429	1.90
Fund Investments	2,733,203	0.70	3,045,128	1.00
Total	$376,963,410	100.00%	$303,195,681	100.00%

The table below describes investments by industry composition based on fair value as of September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
Fair Value:
Aerospace & Defense	$7,282,658	2.00%	$5,877,696	1.80%
Chemicals	14,525,110	4.00	-	-
Commercial Services & Supplies	10,633,186	2.90	10,629,012	3.50
Construction & Engineering	52,393,424	13.90	36,895,770	12.20
Consumer Finance	3,721,280	1.00	3,836,822	1.30
Distributors	13,929,970	3.70	14,383,702	4.70
Diversified Consumer Services	15,360,746	4.10	14,502,291	4.80
Diversified Financials	2,733,203	0.70	3,045,128	1.00
Diversified Telecommunication Services	30,853,554	8.20	17,241,546	5.70
Electrical Equipment	8,852,409	2.30	9,836,785	3.20
Entertainment	18,948,912	5.00	19,165,339	6.30
Food Products	11,098,259	2.90	6,953,360	2.30
Healthcare Providers & Services	44,548,125	11.80	15,185,883	5.00
Hotels, Restaurants & Leisure	4,979,873	1.30	4,919,446	1.60
Household Durables	2,329,261	0.60	2,586,687	0.90
Household Products	4,314,668	1.10	4,073,972	1.30
IT Services	18,927,760	5.00	14,001,990	4.60
Leisure Products	4,165,438	1.10	4,793,707	1.60
Machinery	5,163,620	1.40	6,635,785	2.20
Media	24,853,016	6.60	25,659,236	8.50
Personal Products	4,530,171	1.20	4,335,304	1.40
Professional Services	36,319,548	9.60	34,425,860	11.40
Software	6,476,949	1.70	5,961,468	2.00
Specialty Retail	5,751,403	1.50	6,318,303	2.10
Trading Companies & Distributors	13,640,057	3.60	17,177,873	5.70
Transportation Infrastructure	10,630,810	2.80	14,752,716	4.90
Total	$376,963,410	100.00%	$303,195,681	100.00%

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

The following tables show the distribution of the Company’s investments on the 1 to 5 investment performance risk rating scale as of September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments	Investments at Fair Value	Percentage of Total Investments
1	$24,109,971	6.40%	$24,011,980	7.90%
2	238,311,720	63.20	230,159,492	75.90
3	97,497,979	25.90	39,811,785	13.10
4	14,714,479	3.90	6,625,737	2.20
5	2,329,261	0.60	2,586,687	0.90
Total	$376,963,410	100.00%	$303,195,681	100.00%

Results of Operations:

The following tables represent the operating results for the three and nine months ended September 30, 2023 and 2022:

	For the three months ended September 30,
	2023	2022
Total investment income	$12,991,114	$6,389,840
Total expenses	6,951,366	4,074,160
Net investment income before fee waivers	6,039,748	2,315,680
Management fee waiver	-	-
Incentive fee waiver	-	578,218
Net investment income after fee waivers	6,039,748	2,893,898
Net realized gain (loss) on investments	-	-
Net change in unrealized gain (loss) on investments	(1,117,559)	(1,106,586)
Net increase (decrease) in net assets resulting from operations	$4,922,189	$1,787,312

	For the nine months ended September 30,
	2023	2022
Total investment income	$34,415,243	$13,293,652
Total expenses	19,812,329	8,292,751
Net investment income before fee waivers	14,602,914	5,000,901
Management fee waiver	552,269	104,726
Incentive fee waiver	1,034,565	1,311,791
Net investment income after fee waivers	16,189,748	6,417,418
Net realized gain (loss) on investments	45,283	23,917
Net change in unrealized gain (loss) on investments	88,174	(1,127,611)
Net increase (decrease) in net assets resulting from operations	$16,323,205	$5,313,724

Investment Income:

The composition of the Company’s investment income was as follows for the three and nine months ended September 30, 2023 and 2022:

	For the three months ended September 30,
	2023	2022
Non-controlled/non-affiliate investment income
Interest income	$11,157,418	$5,778,321
PIK interest income	714,064	119,128
Dividend income	960,887	114,888
Other income	3,640	206,674
Controlled/affiliate investment income
Interest income	94,531	170,829
PIK interest income	60,574	-
Total investment income	$12,991,114	$6,389,840

	For the nine months ended September 30,
	2023	2022
Non-controlled/non-affiliate investment income
Interest income	$31,031,859	$12,315,970
PIK interest income	1,791,327	348,977
Dividend income	1,322,996	152,690
Other income	68,651	257,368
Controlled/affiliate investment income
Interest income	152,599	218,647
Dividend income	47,811	-
PIK interest income	60,574	-
Total investment income	$34,415,243	$13,293,652

Operating Expenses:

The composition of the Company’s operating expenses was as follows for the three and nine months ended September 30, 2023 and 2022:

	For the three months ended September 30,
	2023	2022
Interest and other financing fees	$3,732,162	$2,001,959
Management fees (Note 6)	1,165,449	995,180
Incentive fees (Note 6)	1,415,068	578,218
Professional fees	404,968	285,537
General and administrative fees	115,602	125,601
Legal expenses	90,617	67,500
Director expenses	27,500	20,165
Expenses	6,951,366	4,074,160
Management fee waiver	-	-
Incentive fee waiver	-	(578,218)
Total Expenses	$6,951,366	$3,495,942

	For the nine months ended September 30,
	2023	2022
Interest and other financing fees	$10,186,333	$3,244,192
Management fees (Note 6)	3,978,875	2,242,172
Incentive fees (Note 6)	3,878,026	1,085,908
Professional fees	1,113,595	961,601
General and administrative fees	357,763	496,542
expenses	230,237	202,500
Director expenses	67,500	59,836
Legal Expenses	19,812,329	8,292,751
Management fee waiver	(552,269)	(104,726)
Incentive fee waiver	(1,034,565)	(1,311,791)
Total Expenses	$18,225,495	$6,876,234

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

To qualify as a RIC under Subchapter M of the Code, the Company must, among other things, meet certain source-of-income and asset diversification requirements.  In addition, to qualify for RIC tax treatment, the Company must distribute to its Stockholders, for each taxable year, at least 90.0% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses.  In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98.0% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one year period ending October 31 in that calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years.  The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4.0% nondeductible U.S. federal excise tax on this income. For the nine months ended September 30, 2023 and for the year ended December 31, 2022, the Company did not record a net expense on the Statements of Operations for U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”).  ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year.  It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense.  The Company did not record any uncertain income tax positions for the nine months ended September 30, 2023 and the year ended December 31, 2022 on the Statements of Assets and Liabilities.

Net Increase (Decrease) in Net Assets Resulting from Operations:

For the three and nine months ended September 30, 2023, the net increase (decrease) in net assets resulting from operations was $4,922,189 and $16,323,205, respectively. Based on the weighted average shares of Common Stock outstanding for the three and nine months ended September 30, 2023, the Company’s per share net increase (decrease) in net assets resulting from operations was $0.65 and $2.26, respectively.

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

Financial Condition, Liquidity and Capital Resources:

The Company will generate cash primarily from the net proceeds generated from private offerings, and from cash flows from fees, interest and dividends earned from investments and principal repayments, proceeds from sales of investments and borrowings under the Company’s Secured Credit Facility. The Company’s primary use of funds will be direct credit and equity investments in SMBs, payments of expenses and distributions to holders of the Company’s Common Stock and, to a lesser extent, the Company may invest in limited partnership interests of funds focused on making investments in SMBs. As of September 30, 2023 and December 31, 2022, the Company had approximately $3.2 million and $19.0 million, respectively, in cash on deposit with financial institutions and $175.5 million and $153.0 million, respectively, in debt outstanding.

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

Capital Contributions:

For the nine months ended September 30, 2023 and for the year ended December 31, 2022, the Company entered into subscription agreements (collectively, the “Subscription Agreements”) with new investors, providing for the private placement of common shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase common shares up to the amount of their respective capital commitments on an as-needed basis with a minimum of 8 business days’ prior notice. As of September 30, 2023 and December 31, 2022, the Company had received capital commitments totaling $213.2 million and $219.9 million, respectively.

The following tables summarize the issuance of shares for the nine months ended September 30, 2023 and 2022:

Date	Price per share	Shares Issued	Proceeds
For the nine months ended September 30, 2023:
March 21, 2023	$25.31	803,600	$20,339,128
May 15, 2023	25.30	343,695	8,695,500
August 28, 2023	25.49	179,590	4,577,751
		1,326,885	$33,612,379

Stock issued in connection with dividend reinvestment plan
January 26, 2023	25.34	86,086	2,181,430
May 5, 2023	25.38	98,060	2,488,754
July 31, 2023	25.56	100,593	2,571,168
		284,739	$7,241,352
Total		1,611,624	$40,853,731

Date	Price per share	Shares Issued	Proceeds
For the nine months ended September 30, 2022:
March 25, 2022	$25.59	708,935	$18,142,000
April 21, 2022	25.73	446,880	11,448,234
September 12, 2022	25.58	441,121	11,283,885
		1,596,936	$40,874,119

Stock issued in connection with dividend reinvestment plan
January 14, 2022	25.32	24,306	615,437
May 20, 2022	25.64	21,875	560,883
July 29, 2022	25.51	36,141	921,955
		82,322	2,098,275
Total		1,679,258	$42,972,394

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

The following table summarizes the settlement of distributions declared and recorded as of the year ended December 31, 2022 and the nine months ended September 30, 2023, respectively, and the subsequent payment and issuance of those distributions for the nine months ended September 30, 2023:

Date Declared	Record Date	Payment/Issuance Date	Amount Per Share	Amount Paid in Cash	Amount Settled via Newly Issued Shares	Total
For the nine months ended September 30, 2023
December 31, 2022	December 31, 2022	January 26, 2023	$0.66	$2,169,650	$2,181,430	$4,351,080
April 3, 2023	April 3, 2023	May 5, 2023	0.69	2,485,103	2,488,754	4,973,857
July 3, 2023	July 3, 2023	July 31, 2023	0.69	2,583,154	2,571,168	5,154,322
Total			$2.04	$7,237,907	$7,241,352	$14,479,259

The following table summarizes the settlement of distributions declared and recorded as of December 31, 2021, May 18, 2022 and June 30, 2022, respectively, and the subsequent payment and issuance of those distributions for the nine months ended September 30, 2022:

Date Declared	Record Date	Payment/Issuance Date	Amount Per Share	Amount Paid in Cash	Amount Settled via Newly Issued Shares	Total
For the nine months ended September 30, 2022:
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

As of September 30, 2023 and December 31, 2022, the Secured Credit Facility commitment amounts were as follows:

Secured Credit Facility Lender	As of September 30, 2023 Commitment	As of December 31, 2022 Commitment
Webster Bank	$67,500,000	$67,500,000
Blue Ridge Bank	25,000,000	25,000,000
First Foundation Bank	20,000,000	20,000,000
Mitsubishi HC Capital America, Inc.	20,000,000	20,000,000
Woodforest National Bank	20,000,000	20,000,000
Forbright Bank	17,500,000	17,500,000
Apple Bank	15,000,000	15,000,000
Peapack-Gladstone Bank	15,000,000	15,000,000
Total Commitment	$200,000,000	$200,000,000

Borrowings can be increased to a maximum of $350 million in accordance with the Secured Credit Facility accordion feature terms and conditions and are limited by various advance rates and concentration limits.

As of September 30, 2023 and December 31, 2022, the total fair value of the borrowings outstanding under the Secured Credit Facility was $175,500,000  and $145,000,000, respectively.

Advances under the Secured Credit Facility bear interest at a per annum rate equal to the Prime rate in effect on such day minus 0.35%. Inclusive of syndication, agency, and administrative fees paid to Webster, the total annualized cost of capital is estimated to be 8.0%. The Company will also pay a non-utilization fee on the average daily unused amount of the aggregate commitments until the commitment termination date (as defined in the Loan Agreement). As of September 30, 2023, the total commitments under the Secured Credit Facility were $200 million. Proceeds from borrowings under the Secured Credit Facility may be used to finance certain investments, fulfill payment obligations under the Secured Credit Facility, make distributions/payments permitted by the Loan Agreement. All amounts outstanding under the Secured Credit Facility must be repaid by the fourth anniversary of the initial closing of the Secured Credit Facility. The Company’s obligations to the lenders under the Secured Credit Facility are secured by a first priority security interest in substantially all of the Company’s assets, subject to certain exclusions.

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

On June 22, 2022 the Company entered into a Loan and Security Agreement with East West Bank, which provides for cash or credit advances of up to $25 million (the “Revolving Credit Line”) pursuant to the terms and conditions of the Revolving Credit Line. On September 26, 2022, the Company entered into an amendment with East West Bank, to downsize the Revolving Credit Line to $21 million. On May 17, 2023, the Company repaid the outstanding balance in full and terminated the loan and security agreement initially entered into on June 22, 2022. As of September 30, 2023 and December 31, 2022, the total fair value of the borrowings outstanding under the Revolving Credit Line were $0 and $8,000,000, respectively.

The fair value of the borrowings outstanding under the Secured Credit Facility and the Revolving Credit Line are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. Interest expense incurred for the three and nine months ended September 30, 2023, totaled $3,276,457 and $8,598,429, respectively, which is included in interest and other financing fees on the Statements of Operations. Interest expense incurred for the three and nine months ended September 30, 2022, totaled $1,548,319 and $2,479,260, respectively, which is included in interest and other financing fees on the Statements of Operations. The unused commitment fees, amortization of deferred financing costs, and utilization fees for the three and nine months ended September 30, 2023, amounted to $455,705 and $1,587,904, respectively, which is included in interest and other financing fees on the Statements of Operations. The unused commitment fees, amortization of deferred financing costs, and utilization fees for the three and nine months ended September 30, 2022, amounted to $453,640 and $655,366, respectively, which is included in interest and other financing fees on the Statements of Operations. The unused fees payable and interest expense payable as of September 30, 2023 and December 31, 2022, are included in the credit facility interest payable on the Statements of Assets and Liabilities. The utilization fees payable as of September 30, 2023 and December 31, 2022, are included in other payables on the Statements of Assets and Liabilities.

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

The majority of the loans in the Company’s portfolio have floating interest rates, and we expect that the Company’s loans in the future may also have floating interest rates. These loans are usually based on a floating benchmark rate (e.g., 3-month LIBOR or SOFR) plus a spread and typically have interest rate re-set provisions that adjust applicable interest rates under such loans to current market rates on a monthly or quarterly basis. The majority of the loans in the Company’s current portfolio have interest rate floors which will effectively convert the loans to fixed rate loans for certain periods of time during which the floating rate benchmark is less than such interest rate floor.

The interest rates of our loans to our portfolio companies might be subject to change based on recent regulatory changes, including the transition from and the discontinuation of the London Interbank Offered Rate (“LIBOR”).

LIBOR was the basic rate of interest used in lending transactions between banks on the London interbank market and has been widely used as a reference for setting the interest rate on loans globally. As a result of benchmark reforms, publication of most LIBOR settings has ceased. Some LIBOR settings continue to be published but only on a temporary, synthetic and non-representative basis. All such synthetic LIBOR settings are expected to be discontinued by September 30, 2024. When publication of applicable synthetic LIBOR settings ceases, any still outstanding loans, notes, derivatives and other instruments or investments using synthetic LIBOR settings are expected to transition to alternative floating rate benchmarks. Regulated entities have generally ceased entering into new LIBOR contracts in connection with regulatory guidance or prohibitions. As a result of legislative mechanisms and industry-wide efforts to replace LIBOR with alternative floating-rate benchmarks, LIBOR has been replaced in many loans, notes, derivatives and other instruments or investments.

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

The final cessation of LIBOR or the adoption of one or more replacement rates that are significantly different from LIBOR could cause a disruption in the credit markets generally. Such a disruption could have an adverse impact on the market value of and/or transferability of any LIBOR-linked or formally LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. It is not possible to predict the effect of any of these developments, and any future initiatives to regulate, reform or change the manner of administration of LIBOR or any replacement rate used instead of LIBOR could result in adverse consequences to the rate of interest payable and receivable on, market value of and market liquidity for floating rate financial instruments.

Most of our new investments are indexed to SOFR; however, we have material contracts that continue to be indexed to synthetic LIBOR. Certain contracts have an orderly market transition already in process; however, other contracts, will need to be renegotiated to replace LIBOR with an alternative reference rate when publication of synthetic LIBOR ceases. Following the replacement of LIBOR, some or all of our credit agreements with our portfolio companies may bear interest at a lower interest rate, which could have an adverse impact on the value and liquidity of our investment in these portfolio companies and, as a result, on our results of operations.

In addition, the transition from LIBOR to SOFR, SONIA and the adoption of these or other alternative reference rates may also introduce operational risks in our accounting, financial reporting, loan servicing, liability management and other aspects of our business.

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

Assuming that the Statements of Assets and Liabilities as of September 30, 2023, was to remain constant and that we took no actions to alter the Company’s existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change in Interest Rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in net investment income
Down 100 basis points	$(3,235,419)	$(1,755,000)	$(1,480,419)
Down 50 basis points	(1,671,878)	(877,500)	(794,378)
Down 25 basis points	(879,285)	(438,750)	(440,535)
Up 25 basis points	721,448	438,750	282,698
Up 50 basis points	1,521,815	877,500	644,315
Up 100 basis points	3,122,548	1,755,000	1,367,548
Up 200 basis points	6,324,014	3,510,000	2,814,014
Up 300 basis points	9,525,479	5,265,000	4,260,479

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

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2023. It should be noted that any system of controls, regardless of design and execution, can provide only reasonable assurance of achieving the desired control objectives.

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

Other than as set forth below, there have been no material changes during the nine months ended September 30, 2023 to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 31, 2023. If any of such changes or risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the value of our securities could decline, and you may lose all or part of your investment.

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

The Discontinuance of LIBOR and Changes in Interest Rates May Affect Net Investment Income

The Company’s debt investments may be based on LIBOR, Secured Overnight Financing Rate (“SOFR”), EURIBOR, the Federal Funds Rate or the Prime Rate (“PRIME”). General interest rate fluctuations may have a substantial negative impact on the Company’s investments, the value of its interests and the rate of return on invested capital. The Company’s floating rate investments may be, or previously were, linked to LIBOR. LIBOR was a leading floating rate benchmark used in loans, notes, derivatives and other instruments or investments. As a result of benchmark reforms, publication of most LIBOR settings has ceased. Some LIBOR settings continue to be published, but only on a temporary, synthetic and non-representative basis. Regulated entities have generally ceased entering into new LIBOR contracts in connection with regulatory guidance or prohibitions.

Regulators and market participants have been working together to identify or develop successor reference rates and necessary adjustments to associated spreads. In the United States, the Alternative Reference Rate Committee (“ARRC”), which is sponsored by the Board of Governors of the Federal Reserve System, has designated the Secured Overnight Financing Rate (“SOFR”) as the best rate to replace U.S. dollar LIBOR as a benchmark rate, and the Federal Reserve Bank of New York began publishing SOFR on April 3, 2018. SOFR is an overnight rate based on trade-level data from various segments of the U.S. Treasury repo market. However, unlike LIBOR, SOFR is a secured (and, accordingly, a more risk-free) rate, and is a “backward-looking” overnight rate (and therefore does not include forward-looking term maturities (such as 1-month, 3-month, and 6-month rates)). On July 29, 2021, the ARRC formally recommended the use of the CME Group’s forward-looking SOFR term rates. The CME Term SOFR reference rates provide forward-looking term rate estimates derived from SOFR, calculated and published for One-Month, Three-Month, Six-Month and Twelve-Month tenors (referred to as Term SOFR). Working groups in other countries for Sterling LIBOR, Euro LIBOR, Yen LIBOR and Swiss LIBOR have also designated alternative reference rates for use in lieu of LIBOR in those currencies.

Benchmark-related developments are on-going and fast moving and the potential effects of the discontinuance of LIBOR and other global benchmarks on certain types of investments or products can be difficult to ascertain. Factors to consider include the existing fallback provisions (if any) in relevant contracts and if, how and when other benchmarks (including alternative reference rates) and the related fallbacks are adopted for new and legacy products.

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

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

During the fiscal quarter ended September 30, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

10.1
Investment Advisory Agreement between Star Mountain Credit Opportunities Fund, LP and Star Mountain Fund Management, LLC (incorporated by reference to the Company’s Form 10 Registration Statement filed on May 7, 2021)

10.2
Amended and Restated Investment Advisory Agreement dated as of June 14, 2023 between Star Mountain Credit Opportunities Fund, LP and Star Mountain Fund Management, LLC (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 814-01399), filed on June 16, 2023)

10.3
Administration Agreement between Star Mountain Credit Opportunities Fund, LP and Star Mountain Fund Management LLC (incorporated by reference to the Company’s Form 10 Registration Statement filed on May 7, 2021)

10.4
Loan and Servicing Agreement, dated as of July 2, 2021, by and among Star Mountain Lower Middle-Market Capital Corp., as borrower, the lenders party thereto and Sterling National Bank, in its capacities as collateral agent and administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-56259), filed on July 15, 2021)

10.5
First Amendment to Revolving Credit Agreement, dated as of November 10, 2021, by and among the Company, as Borrower, and Sterling National Bank, as Administrative Agent and the Letter of Credit Issuer, and the Lenders party thereto (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 12, 2021)

10.6
Second Amendment to Revolving Credit Agreement, dated as of January 12, 2022, by and among the Company, as Borrower, and Sterling National Bank, as Administrative Agent and the Letter of Credit Issuer, and the Lenders party thereto (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on January 14, 2022)

10.7
Amendment to Loan and Servicing Agreement and Joinder Agreement, dated as of May 6, 2022, by and among the Company, as Borrower, and Webster Bank, N.A. (f/k/a Sterling National Bank), as Administrative Agent and the Letter of Credit Issuer, and the Lenders party thereto (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on May 12, 2022)

10.8
Second Amendment to Loan and Servicing Agreement, dated as of September 16, 2022, by and among the Company, as Borrower, and Webster Bank, N.A. (f/k/a Sterling National Bank), as Collateral Agent, Administrative Agent, Swing Lender, and Sole Lead Arranger, and the Lenders party thereto (incorporated by reference to the Company's Current Report on Form 8-K, filed with the SEC on September 20, 2022)

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

Star Mountain Lower Middle-Market Capital Corp.

Date: November 14, 2023	By:	/s/ Brett A. Hickey
	Name:	Brett A. Hickey
	Title:	Chief Executive Officer and President

Date: November 14, 2023	By:	/s/ Christopher J. Gimbert
	Name:	Christopher J. Gimbert
	Title:	Chief Financial Officer