Form 10-K
period 2023-12-31
Star Mountain Lower Middle-Market Capital Corp
filed 2024-04-01
CIK 1786835

The UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2023

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

As of June 30, 2023, there was no established public market for the registrant’s shares of common stock. As of March 29, 2024, the registrant had 7,687,482, shares of common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to the registrant’s 2024 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the registrant’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

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

•
increasing interest rates and interest rate volatility, including volatility associated with the decommissioning of the London Interbank Offered Rate (“LIBOR”) and the transition to new reference rates, including the Secured Overnight Financing Rate (“SOFR”);

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

Star Mountain Credit Opportunities Fund, LP (the “Private Fund”) was formed as a Delaware limited partnership on August 7, 2019 to make investments in lower middle-market companies and commenced operations on September 16, 2019. On May 14, 2021, Star Mountain Credit Opportunities Fund, LP converted to Star Mountain Lower Middle-Market Capital Corp., via a filing with the State of Delaware of a Certificate of Conversion to a Corporation (the “BDC Conversion”). Following the BDC Conversion, the existing limited partners of the Private Fund became Stockholders of the Company by operation of law, and the value of an investor’s limited partnership interest in the Private Fund was converted into a corresponding number of shares of Common Stock in the Company at a net asset value (“NAV”) per share of $25.00. NAV at the time of the BDC Conversion was $42,215,029, which consisted of investments at fair value of $42,865,258, cash of $620,015, carried interest payable of $990,732, organizational cost payable of $413,685, and other receivables and payables, which had a net value of $134,173. The net unrealized appreciation of $3,111,558 as of the BDC Conversion date is included in accumulated undistributed earnings. The historical cost basis of investments was carried forward during the BDC Conversion.

Based on analysis of the attributes of the Star Mountain Credit Opportunities Fund, LP predecessor entity versus the Star Mountain Lower Middle-Market Capital Corp. converted entity, it was determined that Star Mountain Lower Middle-Market Capital Corp. was the accounting survivor.

Star Mountain Lower Middle-Market Capital Holdings, LLC (the “Holding Company”) was formed as a Delaware limited liability company on December 13, 2023 to hold certain of the Company’s investments for tax purposes. The Holding Company commenced operations on December 13, 2023.

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

Following the BDC Conversion, the Company became a Delaware corporation structured as an externally managed, non-diversified closed-end management investment company. The Company has elected to be treated as a BDC under the 1940 Act. In addition, the Company has elected to be treated as a RIC for U.S. federal income tax purposes under Subchapter M of the Code. Investors whose subscriptions for Common Stock are accepted will be admitted as Stockholders in the Company. Following the BDC Conversion, all existing investors became Stockholders of the Company by operation of law, and the value of an investor’s limited partnership interest in the Company was converted into a corresponding number of shares of Common Stock in the Company.

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

The Advisor

Star Mountain Fund Management, LLC, a Delaware limited liability company, serves as the Advisor of the Company. The Advisor is registered as an investment adviser with the SEC pursuant to the Advisers Act. The Advisor provides certain investment advisory and management services to the Company pursuant to the Amended and Restated Investment Advisory Agreement (as defined below). Star Mountain Fund Management, LLC will also serve as the Administrator pursuant to an Administration Agreement between the Company and the Administrator.

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

The Company intends from time to time to offer to repurchase shares of its Common Stock pursuant to written tenders and any share repurchases will be effected in accordance with applicable law.

The Private Offering

The Company has and expects to enter into separate Subscription Agreements with a number of Stockholders for a private offering (the “Private Offering”, each a “Closing,” the first Closing, the “Initial Closing,” and each subsequent Closing, a “Subsequent Closing”). Each Stockholder will make a Capital Commitment to purchase shares of our Common Stock pursuant to the Subscription Agreement. Stockholders will be required to make Capital Contributions to purchase shares of the Company’s Common Stock each time the Company delivers a drawdown notice (as further described below). For the year ended December 31, 2023, the Company held four Subsequent Closings, admitting 97 additional Stockholders including upsize for existing Stockholders with a total Capital Commitment of $23,579,292. For the year ended December 31, 2022, the Company held four Subsequent Closings admitting 186 additional Stockholders including upsize for existing Stockholders with a total Capital Commitment of $76,320,470.

The Company will hold one or more Subsequent Closings at which it will accept Capital Commitments from Stockholders. During the term of the Company, Stockholders will make Capital Contributions pro rata in accordance with their respective Capital Commitments.

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

On June 14, 2023, the Company entered into an amended and restated investment advisory agreement with the Advisor (the “Amended and Restated Investment Advisory Agreement” or “Advisory Agreement”), replacing the original Investment Advisory Agreement pursuant to which, effective June 14, 2023 (the “Effective Date”), the base management fee was reduced from 1.75% to 1.25% per annum of the average of the Company’s total gross assets (excluding cash or cash equivalents but including assets purchased with borrowed amounts) as of the end of each of the two most recently completed calendar quarters.

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

As of the Effective Date, the Income Incentive Fee was reduced from 20% to 17.5% of the Company’s pre-incentive fee net investment income.

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

•
100% of that portion of the Company’s Pre-Incentive Fee Net Investment Income, if any, that exceeds the Hurdle Amount but is less than or equal to a “Catch-up Amount.” The Catch-up Amount is equal to the product of (i) 2.1212% per quarter (8.4848% annualized) and (ii) the Company’s net assets at the end of the immediately preceding quarter. The Catch-up Amount is meant to provide the Advisor with approximately 17.5% of the Company’s Pre- Incentive Fee Net Investment Income as if a hurdle rate did not apply; and

•
17.5% of the Company’s Pre-Incentive Fee Net Investment Income, if any, that exceeds the Catch-up Amount. This reflects that once the Hurdle Amount and the Catch-up Amount are achieved, 17.5% of all Pre-Incentive Fee Net Investment Income thereafter is allocated to the Advisor.

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

Incentive Fee on Capital Gains

The second component of the Incentive Compensation, the Capital Gains Incentive Fee, is payable at the end of each calendar year in arrears (or upon termination of the Amended and Restated Advisory Agreement, as of the termination date). Under the Amended and Restated Investment Advisory Agreement, the Capital Gains Incentive Fee was reduced from 20.0% to 17.5% of cumulative realized capital gains as of the end of the fiscal year as of the Effective Date.

The amount payable equals:

17.5% of cumulative realized capital gains from inception through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fee on capital gains as calculated in accordance with GAAP. It should be noted that, while Incentive Compensation excludes unrealized gains in the calculation of the Capital Gains Incentive Fee to be paid, as required by GAAP, the Company nevertheless accrues Capital Gains Incentive Fees on these unrealized gains.

Examples of Quarterly Incentive Fee Calculation

Example 1: Income Related Portion of Incentive Fee: (*) Alternative 1—The Company is below the hurdle

Assumptions

Investment income (including interest, dividends, fees, etc.) = 2.00% Hurdle rate (1) = 1.75%
Management fee = 0.3125%
Other expenses (legal, accounting, custodian, transfer agent, etc.) = 0.1525%

Pre-incentive fee net investment income
(investment income–(management fee + other expenses)) = 1.535%, which does not exceed the hurdle rate Pre-incentive fee net investment income does not exceed hurdle rate, therefore there is no incentive fee.

Alternative 2—The Company exceeds the hurdle

Assumptions

Investment income (including interest, dividends, fees, etc.) = 2.50% Hurdle rate (1) = 1.75%
Management fee = 0.3125%
Other expenses (legal, accounting, custodian, transfer agent, etc.) = 0.1525%

Pre-incentive fee net investment income
(investment income–(management fee + other expenses)) = 2.035%, which exceeds the hurdle rate

Pre-incentive fee net investment income exceeds the hurdle rate, therefore there is an incentive fee (calculated below).

Incentive fee:

Pre-incentive fee net investment income exceeds the hurdle rate but is less than the catchup limit of 2.1212%. Therefore, incentive fee is equal to 100% of the amount of the pre-incentive fee net investment income that exceeds the hurdle, calculated as follows:

100% x [2.035% (pre-incentive fee net investment income) -1.75% (hurdle)] = 0.285% of net assets paid in incentive fee.

Alternative 3—The Company exceeds the catch-up

Assumptions
Investment income (including interest, dividends, fees, etc.) = 3.0% Hurdle rate (1) = 1.75%
Management fee = 0.3125%
Other expenses (legal, accounting, custodian, transfer agent, etc.) = 0.1525%
Pre-incentive fee net investment income
(investment income–(management fee + other expenses)) = 2.535%, which exceeds the hurdle rate and the catch-up

Pre-incentive fee net investment income exceeds the hurdle rate, therefore there is an incentive fee (calculated below).

Incentive fee = 17.5% × pre-incentive fee net investment income

Incentive fee = 17.5% (incentive fee rate) x 2.535% (pre-incentive fee net investment income) = 0.4436% of net assets paid in incentive fee.

(*)	The hypothetical amount of pre-incentive fee net investment income shown is based on a percentage of total net assets.
(1)	Represents 7.0% annualized hurdle rate.
(2)
The “catch-up” provision is intended to provide our Advisor with an incentive fee of approximately 17.5% on all of our pre- incentive fee net investment income when our net investment income exceeds 2.1212% in any calendar quarter.

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

The incentive fee based on capital gains, if any, would be:
Year 1: None
Year 2: $0.875 million

The portion of the incentive fee based on capital gains equals (A) 17.5% of our realized capital gains, if any, on a cumulative basis from inception through the end of the fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, minus (B) the aggregate amount of any previously paid capital gain incentive.

Therefore, using the assumptions above, the incentive fee based on capital gains equals (A) 17.5% × ($10.0 million-$5.0 million) minus (B) $0. Therefore, the incentive fee based on capital gains equals $0.875 million.

Year 3: $1.575 million, which is calculated as follows:

The incentive fee based on capital gains equals (A) 17.5% × ($15.0 million-$1.0 million) minus (B) $0.875 million. Therefore, the incentive fee based on capital gains equals $1.575 million.

Year 4: $0.175, which is calculated as follows:

The incentive fee based on capital gains equals (x) (A) 17.5% × ($15.0 million-$0.0 million) minus (B) $2.45 million. Therefore, the incentive fee based on capital gains equals $0.175 million.

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

Repurchases of Shares

Until such time as the Board determines to cause the Company to conduct a Liquidity Event and prior to an IPO, the Company will remain a privately offered BDC and, in the Advisor’s commercially reasonable judgment and subject to the Board’s discretion, will conduct quarterly repurchases of its shares of Common Stock pursuant to written tenders by Stockholders. The Advisor expects that, generally, it will cause the Company to offer to repurchase shares from Stockholders quarterly, with such repurchases to occur as of each March 31, June 30, September 30 and December 31. At the discretion of the Board, the Company commenced a share repurchase program in which the Advisor will, in its commercially reasonable judgment subject to market conditions, cause the Company to offer to repurchase shares from Stockholders on a quarterly basis in an amount not to exceed 2.5% of the Company’s net asset value. Each repurchase offer will generally commence prior to the applicable quarter end repurchase date or as disclosed in the Company’s tender offer. With respect to any such repurchase offer, Stockholders tendering shares must do so by a date specified in the notice describing the terms of the repurchase offer (the “Notice Period”). The Notice Period shall conclude prior to the applicable quarter end repurchase date or as disclosed in the Company’s tender offer. Notwithstanding the foregoing, pursuant to the terms of any credit facility the Company enters into, the Company may be prohibited from repurchasing its shares of common stock from its investors during a quarter if, in the prior quarter, repurchase requests from the Company’s investors exceed 10% of the Company’s total Capital Commitments.

There is no minimum portion of a Stockholder’s shares which must be repurchased in any repurchase offer. The Company has no obligation to repurchase shares at any time; any such repurchases will only be made at such times, in such amounts and on such terms as may be determined by the Board, in its sole discretion. In determining whether the Company should offer to repurchase shares, the Board will consider the timing of such an offer, as well as a variety of operational, business and economic factors. In determining whether to accept a recommendation to conduct a repurchase offer at any such time, the Board will consider the following factors, among others:

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

The Company will repurchase shares from Stockholders pursuant to written tenders on terms and conditions that the Board determines to be fair to the Company and to all Stockholders. When the Board determines that the Company will repurchase shares, notice will be provided to Stockholders describing the terms of the offer, containing information Stockholders should consider in deciding whether to participate in the repurchase opportunity and containing information on how to participate. Stockholders deciding whether to tender their shares during the period that a repurchase offer is open may obtain the Company’s net asset value per share by contacting the Advisor during the period. If a repurchase offer is oversubscribed by Stockholders who tender shares (including the Advisor or any of its affiliates), the Company may repurchase a pro rata portion by value of the shares tendered by each Stockholder, extend the repurchase offer, or take any other action with respect to the repurchase offer permitted by applicable law.

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

In light of liquidity constraints associated with the Company’s investments, the Company expects to employ the following repurchase procedures:

•
Each repurchase offer will generally commence prior to the applicable repurchase date or as disclosed in the Company’s tender offer. A Stockholder choosing to tender shares for repurchase must do so by the applicable deadline, which generally will be five days before the applicable quarter end repurchase date. Stockholders will be informed in each repurchase offer that tendered Shares will be valued at the net asset value per share calculated as of the applicable valuation date. The valuation dates are generally expected to be March 31, June 30, September 30 or December 31. Tenders will be revocable upon written notice to the Company until the end of the Notice Period. Payments will be made to Stockholders within 60 days of the end of the Notice Period.

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

If modification of the Company’s repurchase procedures as described above is deemed necessary to comply with regulatory requirements, the Board will adopt revised procedures reasonably designed to provide Stockholders substantially the same liquidity for shares as would be available under the procedures described above.

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

Senior Securities

As a corporation, the Company will be permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to its Common Stock if the Company’s asset coverage, as defined in the 1940 Act, is at least equal to 150% for indebtedness and 150% for preferred equity immediately after each such issuance. On May 14, 2021, shareholders of the Company approved the adoption of the 150% threshold pursuant to Section 61(a)(2) of the Investment Company Act and such election became effective that same day. As of December 31, 2023 and December 31, 2022, the Company’s asset coverage for total borrowings and other senior securities was 208% and 209%, respectively. In addition, while any preferred stock or publicly traded debt securities are outstanding, the Company may be prohibited from making distributions to its Stockholders or the repurchasing of such securities or shares unless it meets the applicable asset coverage ratios at the time of the distribution or repurchase. The Company may also borrow amounts up to 5% of the value of its total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see, e.g. “Item 1A. Risk Factors – Borrowing Risk.” The 1940 Act imposes limitations on a BDC’s issuance of preferred shares, which are considered “senior securities” subject to the 150% asset coverage requirement described above. In addition, (i) preferred shares must have the same voting rights as the common Stockholders (one share one vote); and (ii) preferred Stockholders must have the right, as a class, to appoint directors to the board of directors.

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

We will provide any person, without charge, upon written request to the Company, a copy of our code of ethics. To receive a copy, please provide a written request to: Star Mountain Lower Middle-Market Capital Corp., 140 E. 45th Street, 37th Floor, New York, NY 10017.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. Many of these requirements affect the Company. For example:

•	pursuant to Rule 13a-14 of the Exchange Act, the President and Chief Financial Officer must certify the accuracy of the consolidated financial statements contained in the Company’s periodic reports;

•	pursuant to Item 307 of Regulation S-K, the Company’s periodic reports must disclose the Company’s conclusions about the effectiveness of the Company’s disclosure controls and procedures;

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

Reporting Obligations

The Company is required to comply with periodic reporting requirements under the Exchange Act, and, makes available to Stockholders annual reports on Form 10-K containing audited consolidated financial statements, quarterly reports on Form 10-Q, and such other reports as the Company determines to be appropriate or as may be required by law. The Company is filing this Form 10-K with the SEC and is required to comply with all reporting, proxy solicitation and other applicable requirements under the Exchange Act.

Stockholder reports and other information about the Company are available on the EDGAR Database on the SEC’s Internet site at http://www.sec.gov.

Certain U.S. Federal Income Tax Consequences

The following discussion is a brief summary of some of the U.S. federal income tax considerations relevant to an investment in the Company as a Stockholder, including U.S. federal income tax considerations relevant to a BDC. The discussion is based upon the Code, the regulations promulgated thereunder, published rulings of the IRS and court decisions, all as in effect on the date of filing of this Form 10-K. All of the above authorities are subject to change (possibly retroactively) by legislative or administrative action.

For purposes of this discussion, a “U.S. Holder” is a Stockholder, that is, for U.S. federal income tax purposes: (a) an individual who is a citizen or resident of the United States; (b) a corporation created or organized in or under the laws of the United States, any state thereof or the District of Columbia; (c) an estate, the income of which is subject to U.S. federal income taxation regardless of its source or (d) a trust if a court within the United States can exercise primary supervision over its administration and certain other conditions are met. A “Non-U.S. Holder” is a Stockholder who is not a U.S. Holder.

THIS SUMMARY DOES NOT DISCUSS ALL OF THE FEDERAL INCOME TAX CONSIDERATIONS THAT MAY BE RELEVANT TO A PARTICULAR INVESTOR OR TO INVESTORS SUBJECT TO SPECIAL TREATMENT AND DOES NOT CONSTITUTE LEGAL OR TAX ADVICE. ACCORDINGLY, PROSPECTIVE INVESTORS SHOULD CONSULT THEIR OWN TAX ADVISORS REGARDING THE SPECIFIC FEDERAL, STATE, LOCAL, ESTATE AND FOREIGN TAX CONSEQUENCES OF INVESTING IN THE COMPANY.

Taxation of RIC Operations Generally. The Company has elected and intends to qualify annually as a RIC for U.S. federal income tax purposes. As a RIC, the Company will be able to deduct qualifying distributions to its Stockholders, so that it is generally subject to U.S. federal income taxation only in respect of earnings that it retains and does not distribute. In addition, certain distributions made to the Company’s Stockholders may be eligible for look-through tax treatment determined by reference to the earnings from which the distribution is made.

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

(i)
at least 50% of the value of its total assets is represented by cash and cash items, U.S. government securities, securities of other RICs and “other securities,” provided that such “other securities” shall not include any amount of any one issuer, if the Company’s holdings of such issuer are greater in value than 5% of its total assets or greater than 10% of the outstanding voting securities of such issuer, and

(ii)
no more than 25% of the value of its assets may be invested in securities of any one issuer, the securities of any two or more issuers that are controlled by the Company and are engaged in the same or similar or related trades or business (excluding U.S. government securities and securities of other RICs), or the securities of one or more “qualified publicly traded partnerships.”

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

The Company is generally expected to distribute substantially all of its earnings on a quarterly basis, though one or both of the considerations described below could result in the Company delaying distributions until the end of the fiscal year:

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

Although the Company does not presently expect to do so, it will be authorized to borrow funds and to sell assets in order to satisfy distribution requirements. However, under the 1940 Act, it will not be permitted to make distributions to its Stockholders while its debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. See “Item 1(b). Description of Business—Regulation as a Business Development Company—Senior Securities” above. Moreover, the Company’s ability to dispose of assets to meet distribution requirements may be limited by (1) the illiquid nature of its portfolio and/or (2) other requirements relating to its qualification as a RIC, including the diversification tests. If the Company disposes of assets in order to meet the annual distribution requirement or to avoid the 4% federal excise tax, it may make such dispositions at times that, from an investment standpoint, are not advantageous.

The Company intends to invest its net assets primarily in below investment grade instruments. Investments in these types of instruments may present special tax issues for the Company. U.S. federal income tax rules are not entirely clear about issues such as when the Company may cease to accrue interest, original issue discount or market discount, when and to what extent deductions may be taken for bad debts or worthless instruments, how payments received on obligations in default should be allocated between principal and income and whether exchanges of debt obligations in a bankruptcy or workout context are taxable. The Company intends to address these and other issues to the extent necessary in order to seek to ensure that the Company distributes sufficient income to avoid any material U.S. federal income tax or the 4% federal excise tax.

A portfolio company in which the Company invests may face financial difficulties that require the Company to work-out, modify or otherwise restructure the Company’s investment in the portfolio company. Any such transaction could, depending upon the specific terms of the transaction, result in unusable capital losses and future non-cash income. Any such transaction could also result in the Company receiving assets that give rise to non-qualifying income for purposes of the 90% gross income test described above or otherwise would not count toward satisfying the diversification tests described above. Furthermore, some of the income that the Company might otherwise earn, such as fees for providing managerial assistance, certain fees earned with respect to the Company’s investments, income recognized in a work-out or restructuring of a portfolio investment, or income recognized from an equity investment in an operating partnership, may not satisfy the 90% gross income test. To manage the risk that such income might disqualify the Company as a RIC for failure to satisfy the 90% gross income test, one or more subsidiary entities treated as U.S. corporations for federal income tax purposes may be employed to earn such income and (if applicable) hold the related asset. Such subsidiary entities will be required to pay entity-level income tax on their earnings, which ultimately will reduce the yield to Stockholders on such fees and income.

Gain or loss recognized by the Company from warrants or other securities acquired by the Company, as well as any loss attributable to the lapse of such warrants, generally will be treated as capital gain or loss. Such gain or loss generally will be long-term or short-term depending on how long the Company held a particular warrant or security.

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

Certain distributions reported by the Company as Section 163(j) interest dividends may be treated as interest income by U.S. Holders for purposes of the tax rules applicable to interest expense limitations under Section 163(j) of the Code. Such treatment by a U.S. Holder is generally subject to holding period requirements and other potential limitations, although the holding period requirements are generally not applicable to dividends declared by money market funds and certain other funds that declare dividends daily and pay such dividends on a monthly or more frequent basis. The amount that the Company is eligible to report as a Section 163(j) dividend for a tax year is generally limited to the excess of the Company’s business interest income over the sum of the Company’s (i) business interest expense and (ii) other deductions properly allocable to the Company’s business interest income.

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

An additional 3.8% Medicare tax is imposed on certain net investment income (including ordinary dividends and capital gain distributions received from the Company and net gains from redemptions or other taxable dispositions of the Company’s Common Stock) of U.S. individuals, estates and trusts to the extent that such person’s “modified adjusted gross income” (in the case of an individual) or “adjusted gross income” (in the case of an estate or trust) exceed certain threshold amounts.

Limitations on Deductibility of Certain Losses and Expenses. If the Company is not treated as a “publicly offered regulated investment company” for any calendar year, then a U.S. Holder that is an individual, estate or trust may be subject to limitations on miscellaneous itemized deductions in respect of its share of expenses that the Company incurs, to the extent that the expenses would have been subject to limitations if the holder had incurred them directly. In particular, for taxable years beginning before January 1, 2026, non-corporate U.S. Holders, including individuals, trusts, and estates generally will not be entitled to a deduction for such expenses, and for taxable years beginning after December 31, 2025, these expenses will be deductible to non-corporate U.S. Holders only to the extent they exceed 2% of such a holder’s adjusted gross income for U.S. federal income tax purposes and not deductible for purposes of the alternative minimum tax. In this case, the Company would be required to report the relevant income and expenses, including the Management Fee, on Form 1099-DIV, and affected holders will be required to take into account their allocable share of such income and expenses. There is no assurance that the Company will be treated as a “publicly offered regulated investment company” at all times.

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

Non-U.S. Holders. Subject to the exceptions described below, dividends that the Company pays to a Non-U.S. Holder generally will be subject to U.S. withholding tax at a 30% rate unless the holder qualifies for, and complies with the procedures for claiming, an exemption or reduced rate under an applicable income tax treaty, or the holder qualifies, and complies with the procedures for claiming, an exemption by reason of its status as a foreign government-related entity, which will generally be withheld from such dividends.

Certain properly reported dividends are generally exempt from withholding of U.S. federal income tax where paid in respect of a RIC’s (i) “qualified net interest income” (generally, its U.S.-source interest income, other than certain contingent interest and interest from obligations of a corporation or partnership in which the RIC or the Non-U.S. Holder are at least a 10% Stockholder, reduced by expenses that are allocable to such income) or (ii) “qualified short-term capital gains” (generally, the excess of the RIC’s net short-term capital gain, other than short-term capital gains recognized on the disposition of U.S. real property interests, over the RIC’s long-term capital loss), as well as if certain other requirements are satisfied. Nevertheless, no assurance can be given as to whether any of the Company’s distributions will be eligible for this exemption from withholding of U.S. federal income tax or, if eligible, will be reported as such by the Company. Furthermore, in the case of shares of Company stock held through an intermediary, the intermediary may have withheld U.S. federal income tax even if the Company reported the payment as an interest-related dividend or short-term capital gain dividend. Since the Company’s Common Stock is subject to significant transfer restrictions, and an investment in the Company’s Common Stock will generally be illiquid, Non-U.S. Holders whose distributions on the Company’s Common Stock are subject to withholding of U.S. federal income tax may not be able to transfer their shares of the Company’s Common Stock easily or quickly or at all.

Non-U.S. Holders generally are not subject to U.S. tax on capital gain dividends, any amounts retained by the Company that are designated as undistributed capital gains and capital gains realized on the sale of the Company’s shares or on actual or deemed distributions of the Company’s net capital gains unless such income or gains are effectively connected with the conduct of a U.S. trade or business by the holder and, if an income tax treaty applies, are attributable to a permanent establishment in the United States, or in case of a nonresident individual, the holder is present in the United States for 183 or more days during the taxable year and certain other requirements are met.

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

FATCA Compliance. Under Sections 1471 through 1474 of the Code (such Sections commonly referred to as “FATCA”), a 30% U.S. federal withholding tax may apply to any dividends that the Company pays to Non-U.S. Holders that are considered for U.S. federal income tax purposes to be foreign financial institutions or non-financial foreign entities, as well as to Non-U.S. Holders that hold their shares through such an institution or entity. In general, an exemption from U.S. withholding tax will be available only if the foreign financial institution has entered into an agreement with the U.S. government, or under certain intergovernmental agreements collects and provides to the U.S. tax authorities information about its accountholders (including certain investors in such institution) and if the non-financial foreign entity has provided the withholding agent with a certification identifying certain of its direct and indirect U.S. owners. Any U.S. taxes withheld pursuant to the aforementioned requirements from distributions paid to affected Non-U.S. Holders who are otherwise eligible for an exemption from, or reduction of, U.S. federal withholding taxes on such distributions may only be reclaimed by such Non-U.S. Holders by timely filing a U.S. tax return with the IRS to claim the benefit of such exemption or reduction.

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

Risks Related to the Company’s Investments

The interest rates of our loans to our portfolio companies might be affected by the final discontinuation of LIBOR.

The London Interbank Offered Rate (“LIBOR”) was a leading floating rate benchmark used in loans, notes, derivatives and other instruments or investments. As a result of benchmark reforms, publication of most LIBOR settings has ceased. Some US dollar LIBOR settings continue to be published, but only on a temporary, synthetic and non-representative basis. It is expected that all synthetic US dollar LIBOR settings will be discontinued at the end of September 2024. Many contracts have already transitioned away from LIBOR reference as a result of contractual fallback mechanics, negotiated amendments or as a result of statutory fallback mechanisms; some contracts continue to use synthetic US dollar LIBOR and may continue to do so until synthetic LIBOR is discontinued. Regulated entities have generally ceased entering into new LIBOR contracts in connection with regulatory guidance and prohibitions. Various financial industry groups and certain regulators have taken actions to establish alternative reference rates (e.g., the Secured Overnight Financing Rate (“SOFR”), which measures the cost of overnight borrowings through repurchase agreement transactions collateralized with U.S. Treasury securities and is intended to replace U.S. dollar LIBOR with certain adjustments, or the Sterling Overnight Index Average (“SONIA”), which measures the rate at which interest is paid on sterling short-term wholesale funds). At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates (and the nature of such alternative reference rates) or other reforms to LIBOR or any other alternative reference rates that may be enacted in the United States, United Kingdom or elsewhere. There also remains uncertainty regarding the effects of the transition away from LIBOR to alternative reference rates on the Company or on certain instruments in which the Company invests which have already.

Although certain settings of synthetic US dollar LIBOR may continue to be available, the prohibitions with respect to LIBOR and the anticipated cessation of LIBOR may adversely affect the value of floating-rate instruments which previously utilized LIBOR or continue to utilize synthetic US dollar LIBOR. Most of our new investments are indexed to SOFR; however, we have material contracts that are indexed to synthetic LIBOR. Following the cessation of synthetic LIBOR, some or all of our credit agreements with our portfolio companies may bear interest at a lower interest rate, which could have an adverse impact on the value and liquidity of our investment in these portfolio companies and, as a result, on our results of operations. Moreover, at this time, no consensus exists as to what rate or rates will become accepted alternatives to LIBOR. Although there are an increasing number of issuances utilizing SOFR or the Sterling Over Night Index Average, or SONIA, these alternative reference rates may not attain market acceptance as universal replacements for LIBOR. It is not possible to predict the effect of the final cessation of synthetic US dollar LIBOR or of any of these other developments, and any future initiatives to regulate, reform or change the manner of administration of floating rate benchmarks could result in adverse consequences to the rate of interest payable and receivable on, market value of and market liquidity for related financial instruments. In addition, the transition from any benchmark to another benchmark (such as the transition from LIBOR to SOFR, SONIA or other alternative reference rates) may also introduce operational risks in our accounting, financial reporting, loan servicing, liability management and other aspects of our business.

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

Floating Rate Benchmark Changes May Affect Net Investment Income

The Company’s debt investments may be based on floating rates, such as the Secured Overnight Financing Rate (“SOFR”), EURIBOR, the Federal Funds Rate or the Prime Rate. General interest rate fluctuations may have a substantial negative impact on the Company’s investments, the value of its interests and the rate of return on invested capital. Certain of the Company’s floating rate investments may be linked to synthetic LIBOR and such instruments may need to be renegotiated or amended when synthetic LIBOR ceases. In addition, any changes or reforms to the determination or supervision of any related floating rate benchmark may result in a sudden or prolonged increase or decrease in such benchmarks, which could have an adverse impact on the market for or value of any linked securities, loans, and other financial obligations or extensions of credit held by or due to the Company or on its overall financial condition or results of operations.

For example, because of regulatory attention and other reforms, most settings have LIBOR have been discontinued; a few settings of US dollar LIBOR continue to be published on a synthetic, non-representative basis. These changes are connected to concerns that certain panel banks may have been manipulating the determination of LIBOR in order to profit on their derivative positions or to avoid an appearance of capital insufficiency or adverse reputational or other consequences and, that in recent years, the number of unsecured interbank funding transactions in the LIBOR markets has declined substantially. As a result, public and private sector industry initiatives focused on identifying new or alternative floating rate benchmarks that could be used in place of IBORs. These industry-wide replacement initiatives resulted in the replacement of LIBOR with multiple alternative floating rate benchmarks that perform differently than LIBOR would have, may have caused value transfers between the parties to related floating rate instruments and required substantial efforts to renegotiate, amend or replacement related LIBOR-linked instruments. No assurances can be given that other similar concerns with respect to other floating rate benchmarks will not arise or that such floating rate benchmarks will not be subject to similar industry-wide replacement initiatives.

In addition, a reduction in the interest rates on new investments relative to interest rates on current investments could also have an adverse impact on the Company’s net interest income. An increase in interest rates could decrease the value of any investments the Company holds which earn fixed interest rates, including subordinated loans, senior and junior secured and unsecured debt securities and loans and high yield bonds, and also could increase the Company’s interest expense, thereby decreasing its net income. Also, an increase in interest rates available to investors could make investment in the Company less attractive if the Company is not able to increase its dividend or distribution rate, which could reduce the value of an investment in the Company.

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

The success of any hedging transactions the Company may enter into will depend on the Company’s ability to correctly predict movements in currencies and interest rates. Therefore, while the Company may enter into such transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates may result in poorer overall investment performance than if the Company had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, the Company may not seek to (or be able to) establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent the Company from achieving the intended hedge and expose it to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations. For the years ended December 31, 2023 and 2022 the Company has not engaged in hedging transactions.

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

Potential Failures in the Financial Services Industry

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

Item 1B.	Unresolved Staff Comments

None.

Item 1C.	Cybersecurity

Assessment, Identification and Management of Material Risks from Cybersecurity

The Company has processes in place to assess, identify, and manage material risks from cybersecurity threats. The Company relies on the cybersecurity strategy and policies implemented by the Administrator, which manages the Company’s day-to-day operations.

Cybersecurity Program Overview

The Administrator has instituted a cybersecurity program aligned to the National Institute of Standards and Technology Cybersecurity Framework and designed to identify, assess, and manage cyber risks applicable to the Company. The Administrator’s cybersecurity program prioritizes detection and analysis of and response to known, anticipated or unexpected threats, effective management of security risks and resilience against cyber incidents. The Administrator’s cybersecurity risk management processes include technical security controls, policy enforcement mechanisms, monitoring systems, tools and related services, which include tools and services from third-party providers, and oversight to assess, identify and manage risks from cybersecurity threats, including those applicable to the Company. The Administrator has implemented and continues to implement risk-based controls designed to prevent, detect and respond to information security threats and the Company relies on such controls.

The Administrator’s cybersecurity program includes physical, administrative and technical safeguards, as well as plans and procedures designed to help the Company prevent and respond to cybersecurity threats and incidents, including threats or incidents that may impact the Company. The Administrator’s cybersecurity risk management processes seek to monitor cybersecurity vulnerabilities and potential attack vectors, evaluate the potential operational and financial effects of any threat and mitigate such threats. The assessment of cybersecurity risks, including those which may be applicable to the Company, is integrated into the Administrator’s overall risk management program. The Company relies on the Administrator to engage with third-party consultants and key vendors to assist it in assessing, enhancing, implementing and monitoring its cybersecurity measures and risk management processes and responding to incidents.

The Administrator’s cybersecurity risk management and awareness programs include identification and testing of vulnerabilities, phishing simulations and general cybersecurity awareness and data protection training, including for employees of our investment adviser and our administrator.

The Administrator undertakes periodic internal security reviews of its information systems and related controls applicable to the Company. The Administrator also completes external reviews of the cybersecurity program and practices applicable to the Company, which may include assessments of relevant data protection practices and targeted attack simulations.

The Administrator has developed an incident response plan that provides guidelines for responding to cybersecurity incidents. The incident response plan includes notification to the applicable members of the Administrator’s cybersecurity leadership, including the Administrator’s Chief Technology Officer. Incidents may also be reported to the audit committee or full board of directors of the Administrator, as well as to the Audit Committee (the “Audit Committee”) of the Company’s Board of Directors (the “Board”) or the full Board, if appropriate.

The Company depends on and engages various third parties, including suppliers, vendors, and service providers, to operate its business. The Company relies on the expertise of risk management, legal, information technology, and compliance personnel of the Administrator when identifying and overseeing risks from cybersecurity threats associated with our use of such entities.

Board Oversight of Cybersecurity Risks

The Board provides strategic oversight on cybersecurity matters, including risks associated with cybersecurity threats. The Board receives periodic updates from the Company’s Chief Compliance Officer (“CCO”) regarding the overall state of the Administrator’s cybersecurity program, information on the current threat landscape, and risks from cybersecurity threats and cybersecurity incidents impacting the Company.

Management’s Role in Cybersecurity Risk Management

The Company’s management, including the Company’s CCO, and the Chief Technology Officer of the Administrator, manage the Company’s cybersecurity program. The CCO of the Company oversees the Company’s oversight function generally and relies on the Administrator’s Chief Technology Officer to assist with assessing and managing material risks from cybersecurity threats. The Administrator’s Chief Technology Officer has twenty years of experience in actively managing cybersecurity and information security programs for financial services companies with complex information systems. The CCO has been responsible for this oversight function as CCO to the Company for over a year and has worked in the financial services industry for more than six years, during which time the CCO has gained expertise in assessing and managing risk applicable to the Company.

Management of the Company is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents impacting the Company, including through the receipt of notifications from service providers and reliance on communications with risk management, legal, information technology, and/or compliance personnel of the Administrator. For example, the Company’s CCO consults with the Administrator’s Chief Technology Officer on a routine basis and provides periodic updates to the Company’s Board and/or senior officers regarding cybersecurity risks and cybersecurity incidents that could reasonably have a material impact on the Company.

Material Impact of Cybersecurity Risks

The potential impact of risks from cybersecurity threats on the Company are assessed on an ongoing basis, and how such risks could materially affect the Company’s business strategy, operational results, and financial condition are regularly evaluated. During the reporting period, the Company has not identified any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that the Company believes have materially affected, or are reasonably likely to materially affect, the Company, including its business strategy, operational results, and financial condition.

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

Holders

As of December 31, 2023 and December 31, 2022, there were 386 and 310 Stockholders of the Company, respectively.

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

Issuer Purchases of Equity Securities

The following table sets forth information regarding repurchases of the Company’s common stock for the years ended December 31, 2023 and 2022.

	Total Number of Shares Purchased	Purchase Price	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
January 1, 2023 - January 31, 2023*	108,930.54	$25.21	108,930.54
February 1, 2023 - February 28, 2023	-	-	-
March 1, 2023 - March 31, 2023	164,813.65	25.80	164,813.65
April 1, 2023 - April 30, 2023	-	-	-
May 1, 2023 - May 31, 2023	180,212.21	26.06	180,212.21
June 1, 2023 - June 30, 2023	-	-	-
July 1, 2023 - July 31, 2023	-	-	-
August 1, 2023 - August 31, 2023	186,750.79	26.01	186,750.79
September 1, 2023 - September 30, 2023	-	-	-
October 1, 2023 - October 31, 2023	-	-	-
November 1, 2023 - November 30, 2023	189,086.61	24.78	189,086.61
December 1, 2023 - December 31, 2023	-	-	-

Total	829,793.80		829,793.80

* On December 15, 2022 the Company commenced a tender offer for repurchase of common shares. The tender offer expired on January 16, 2023 and the stock repurchased in connection with the tender offer was recorded and paid out as capital activity for 2023.

	Total Number of Shares Purchased	Purchase Price	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
October 1, 2022 - October 31, 2022	-	-	-
November 1, 2022 - November 30, 2022	99,486.14	$25.78	99,486.14
December 1, 2022 - December 31, 2022	-	-	-

Total	99,486.14		99,486.14

ITEM 6.	[Reserved]

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s audited consolidated financial statements and related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K. The following discussion and other parts of this Annual Report on Form 10-K contain forward-looking information that involves risks and uncertainties.

Overview:

Star Mountain Lower Middle-Market Capital Corp. is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act, as amended. In addition, for U.S. federal income tax purposes, the Company has elected to be treated and intends to continue to be treated as a RIC under the subchapter M of the Internal Revenue Code of 1986, as amended. As such, the Company is required to comply with various regulatory requirements, such as the requirement to invest at least 70% of the Company’s assets in “qualifying assets,” source of income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of the Company’s taxable income.

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

Operating and Regulatory Structure:

The Company’s investment activities are managed by Star Mountain Fund Management, LLC and supervised by the Board, a majority of whom are independent. Under the Advisory Agreement, the Company pays Star Mountain Fund Management, LLC a quarterly management fee based on the Company’s average gross assets (excluding cash or cash equivalents but including assets purchased with borrowed amounts) as of the end of each of the two most recently completed calendar quarters as well as incentive fees based on the Company’s performance.

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

Advisor Expenses:

The Advisor shall pay (a) the respective compensation and expenses of the officers and employees of the Advisor, including salaries and benefits of the officers and employees of the Advisor, except as otherwise specified; (b) expenses associated with office space and facilities, utilities and telephone services, news, quotation and similar information and pricing services, computer equipment, travel expenses and support of the Advisor incurred in connection with Company operations; and (c) organizational expenses in excess of $1,000,000.

Board Approval of the Investment Advisory Agreement and Amended and Restated Investment Advisory Agreement:

The Company’s original investment advisory agreement (the “Original Investment Advisory Agreement”) was initially approved by the Board at a meeting of the Board called, in part, for such purpose, on February 24, 2021. The Board, including a majority of the directors that are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act, approved the renewal of the Original Investment Advisory Agreement on February 23, 2023. On June 14, 2023, the Company and the Advisor entered into the Amended and Restated Investment Advisory Agreement (the “Advisory Agreement) pursuant to which the Management Fee (as defined in the Advisory Agreement) was reduced from 1.75% to 1.25% per annum of the average of the Company’s total gross assets (excluding cash or cash equivalents but including assets purchased with borrowed amounts). The Income Incentive Fee (as defined in the Advisory Agreement) was reduced from 20.0% to 17.5% of the Company’s Pre-Incentive Fee Net Investment Income (as defined in the Advisory Agreement). The Capital Gains Incentive Fee (as defined in the Investment Advisory Agreement) was reduced from 20.0% to 17.5% of cumulative realized capital gains. The Advisor indicated to the Board of Directors of the Company that this change was proposed to better position the Company to capitalize on the current market dynamics which it believes are compelling for its market strategy, and that there would be no reduction in services provided to the Company in connection with the fee reduction. No other material changes were made to the Original Investment Advisory Agreement.

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

Net Gain (Loss):

We recognize realized gains or losses on investments based on the difference between the net proceeds from the disposition and the cost basis of the investment without regard to unrealized gains or losses previously recognized. We record current period changes in fair value of investments within net change in unrealized gain (loss) on the Consolidated Statements of Operations.

Portfolio and Investment Activity:

For the year ended December 31, 2023, the Company invested (net of original issue discount) $66,166,847 in seven new portfolio companies and $24,468,986 in twenty eight existing portfolio companies as reflected in the Consolidated Schedule of Investments. For the year ended December 31, 2022, the Company invested (net of original issue discount) $150,843,665 in twenty two new portfolio companies and $66,668,982 in sixteen existing portfolio companies as reflected in the Consolidated Schedule of Investments.

The Company had $15,326,502 in principal repayments for the year ended December 31, 2023, of which $15,101,932 was received in cash as of December 31, 2023 (with the remaining balance as the change in receivable from December 31, 2022). The Company had $10,570,051 in principal repayments for the year ended December 31, 2022, of which $10,026,750 was received in cash as of December 31, 2022 (with the remaining balance as the change in receivable from December 31, 2021).

As of December 31, 2023 and December 31, 2022, the Company’s investments consisted of the following:

	December 31, 2023		December 31, 2022
Fair Value:
First Lien Senior Secured Loan	$319,229,009	84.70%	$260,982,122	86.10%
Second Lien Senior Secured Loan	6,059,372	1.60	6,250,270	2.10
Senior Unsecured Notes	1,384,446	0.40	-	-
Preferred Equity Securities	41,804,395	11.10	27,088,732	8.90
Warrants and Other Equity Securities	5,706,423	1.50	5,829,429	1.90
Fund Investments	2,809,327	0.70	3,045,128	1.00
Total	$376,992,972	100.00%	$303,195,681	100.00%

The table below describes investments by industry composition based on fair value as of December 31, 2023 and December 31, 2022:

	December 31, 2023		December 31, 2022
Fair Value:
Aerospace & Defense	$7,394,163	2.00%	$5,877,696	1.80%
Chemicals	14,538,407	3.90	-	-
Commercial Services & Supplies	11,282,346	2.90	10,629,012	3.50
Construction & Engineering	55,540,524	14.70	36,895,770	12.20
Consumer Finance	3,617,879	1.00	3,836,822	1.30
Distributors	13,807,774	3.70	14,383,702	4.70
Diversified Consumer Services	15,182,176	4.00	14,502,291	4.80
Diversified Financials	2,809,327	0.70	3,045,128	1.00
Diversified Telecommunication Services	30,834,843	8.20	17,241,546	5.70
Electrical Equipment	8,320,050	2.20	9,836,785	3.20
Entertainment	18,478,875	4.90	19,165,339	6.30
Food Products	11,682,654	3.10	6,953,360	2.30
Healthcare Providers & Services	43,324,687	11.50	15,185,883	5.00
Hotels, Restaurants & Leisure	4,909,528	1.30	4,919,446	1.60
Household Durables	2,341,518	0.60	2,586,687	0.90
Household Products	4,465,076	1.20	4,073,972	1.30
IT Services	18,406,891	4.90	14,001,990	4.60
Leisure Products	3,852,760	1.00	4,793,707	1.60
Machinery	4,687,302	1.20	6,635,785	2.20
Media	25,870,278	6.90	25,659,236	8.50
Personal Products	4,457,979	1.20	4,335,304	1.40
Professional Services	36,611,515	9.70	34,425,860	11.40
Software	7,590,857	2.00	5,961,468	2.00
Specialty Retail	6,367,578	1.70	6,318,303	2.10
Trading Companies & Distributors	10,144,017	2.70	17,177,873	5.70
Transportation Infrastructure	10,473,968	2.80	14,752,716	4.90
Total	$376,992,972	100.00%	$303,195,681	100.00%

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

The following table shows the distribution of the Company’s investments on the 1 to 5 investment performance risk rating scale as of December 31, 2023 and December 31, 2022:

	December 31, 2023		December 31, 2022
Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments	Investments at Fair Value	Percentage of Total Investments
1	$25,158,510	6.70%	$24,011,980	7.90%
2	255,233,299	67.70	230,159,492	75.90
3	41,858,365	11.10	39,811,785	13.10
4	52,401,280	13.90	6,625,737	2.20
5	2,341,518	0.60	2,586,687	0.90
Total	$376,992,972	100.00%	$303,195,681	100.00%

Results of Operations:

The following table represents the operating results for the years ended December 31, 2023 and 2022 and for the period May 14, 2021 to December 31, 2021:

	For the year ended
	December 31, 2023	December 31, 2022	For the period May 14, 2021* to December 31, 2021
Total investment income	$47,362,351	$21,975,603	$4,499,992
Total expenses	26,854,649	13,673,237	2,493,580
Net investment income before fee waivers	20,507,702	8,302,366	2,006,412
Management fee waiver	633,649	279,725	-
Incentive fee waiver	1,034,565	2,185,968	-
Net investment income after fee waivers	22,175,916	10,768,059	2,006,412
Net realized gain (loss) on investments	45,283	43,607	240,492
Net change in unrealized gain (loss) on investments	(3,449,646)	(817,733)	67,642
Net increase (decrease) in net assets resulting from operations	$18,771,553	$9,993,933	$2,314,546

*Date of formation of the Company

Investment Income:

The composition of the Company’s investment income was as follows for the years ended December 31, 2023 and 2022 and for the period from May 14, 2021 to December 31, 2021:

	For the year ended
	December 31, 2023	December 31, 2022	For the period May 14, 2021* to December 31, 2021
Non-controlled/non-affiliate investment income
Interest income	$42,194,403	$20,937,595	$4,091,514
PIK interest income	3,099,419	495,426	249,427
Dividend income	1,498,864	181,458	94,628
Other income	159,915	257,368	-
Controlled/affiliate investment income
Interest income	253,540	103,756	64,423
PIK interest income	90,372	-	-
Dividend income	47,811	-	-
Other income	18,027	-	-
Total investment income	$47,362,351	$21,975,603	$4,499,992

*Date of formation of the Company

Operating Expenses:

The composition of the Company’s operating expenses was as follows for the years ended December 31, 2023 and 2022 and for the period from May 14, 2021 to December 31, 2021:

	For the year ended
	December 31, 2023	December 31, 2022	For the period May 14, 2021* to December 31, 2021
Interest and other financing fees	$14,194,984	$5,798,315	$325,901
Management fees (Note 6)	5,183,339	3,467,163	757,520
Incentive fees (Note 6)	4,996,040	1,960,085	225,883
Professional fees	1,525,307	1,356,001	387,308
General and administrative fees	535,638	609,391	206,855
Legal expenses	328,091	393,131	266,709
Director expenses	91,250	89,151	50,849
Organizational expenses	-	-	272,555
Total expenses before fee waiver	26,854,649	13,673,237	2,493,580
Management fee waiver	(633,649)	(279,725)	-
Incentive fee waiver	(1,034,565)	(2,185,968)	-
Total expenses after fee waiver	$25,186,435	$11,207,544	$2,493,580

*Date of formation of the Company

Income Taxes, Including Excise Tax:

The Company has elected to be regulated as a BDC under the 1940 Act. The Company has also elected to be treated as a RIC under Subchapter M of the Code and intends to qualify annually as a RIC.  As long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its Stockholders.  Rather, any tax liability related to income earned by the Company represents obligations of the Company’s Stockholders and will not be reflected in the consolidated financial statements of the Company.

To qualify as a RIC under Subchapter M of the Code, the Company must, among other things, meet certain source-of-income and asset diversification requirements.  In addition, to qualify for RIC tax treatment, the Company must distribute to its Stockholders, for each taxable year, at least 90.0% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses.  In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98.0% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one year period ending October 31 in that calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years and on which the Company paid no U.S. federal income tax. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4.0% nondeductible U.S. federal excise tax on this income. For the years ended December 31, 2023 and 2022 and for the period from May 14, 2021 to December 31, 2021, the Company did not record a net expense on the Consolidated Statements of Operations for U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”).  ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements.  ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year.  It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company did not record any uncertain income tax positions for the years ended December 31, 2023 and 2022 and for the period ending December 31, 2021 on the Consolidated Statements of Assets and Liabilities.

Net Increase (Decrease) in Net Assets Resulting from Operations:

For the years ended December 31, 2023 and 2022 and for the period from May 14, 2021 to December 31, 2021, the net increase (decrease) in net assets resulting from operations was $18,771,553, $9,993,933 and $2,314,546, respectively. Based on the weighted average shares of Common Stock outstanding for the years ended December 31, 2023 and 2022 and for the period from May 14, 2021 to December 31, 2021, the Company’s per share net increase (decrease) in net assets resulting from operations was $2.56, $2.29 and $0.92, respectively.

Financial Condition, Liquidity and Capital Resources:

The Company will generate cash primarily from the net proceeds generated from private offerings, and from cash flows from fees, interest and dividends earned from investments and principal repayments, proceeds from sales of investments and borrowings under the Company’s Secured Credit Facility. The Company’s primary use of funds will be direct credit and equity investments in SMBs, payments of expenses and distributions to holders of the Company’s Common Stock and, to a lesser extent, the Company may invest in limited partnership interests of funds focused on making investments in SMBs. As of December 31, 2023 and December 31, 2022, the Company had approximately $5.0 million and $19.0 million, respectively, in cash on deposit with financial institutions and $176.5 million and $153.0 million, respectively, in debt outstanding.

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

Capital Contributions:

For the years ended December 31, 2023 and 2022 and for the period from May 14, 2021 to December 31, 2021, the Company entered into subscription agreements (collectively, the “Subscription Agreements”) with new investors, providing for the private placement of common shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase common shares up to the amount of their respective capital commitments on an as-needed basis with a minimum of 8 business days’ prior notice. As of December 31, 2023 and December 31, 2022, the Company had received capital commitments totaling $218.3 million and $219.9 million, respectively.

The following tables summarize the issuance of shares for the years ended December 31, 2023 and 2022 and for the period from May 14, 2021 to December 31, 2021:

Date	Price per share	Shares Issued	Proceeds
For the year ended December 31, 2023:
March 21, 2023	$25.31	803,600	$20,339,128
May 15, 2023	25.30	343,695	8,695,500
August 28, 2023	25.49	179,590	4,577,750
December 8, 2023	25.41	198,169	5,035,468
		1,525,054	$38,647,846

Stock issued in connection with dividend reinvestment plan
January 26, 2023	25.34	86,086	2,181,430
May 5, 2023	25.38	98,060	2,488,754
July 31, 2023	25.56	100,593	2,571,168
November 10, 2023	25.55	114,935	2,936,599
		399,674	$10,177,951
Total		1,924,728	$48,825,797

Date	Price per share	Shares Issued	Proceeds
For the year ended December 31, 2022:
March 25, 2022	$25.59	708,935	$18,142,000
April 21, 2022	25.73	446,880	11,448,234
September 12, 2022	25.58	441,121	11,283,885
November 22, 2022	25.25	2,186,113	55,199,312
		3,783,049	$96,073,431

Stock issued in connection with dividend reinvestment plan
January 14, 2022	25.32	24,306	615,437
May 20, 2022	25.64	21,875	560,883
July 29, 2022	25.51	36,141	921,955
November 4, 2022	25.34	49,212	1,247,052
		131,534	3,345,327
Total		3,914,583	$99,418,758

Date	Price per share	Shares Issued	Proceeds
Period from May 14, 2021* to December 31, 2021:
May 14, 2021	$25.00	1,688,601	$42,215,029
June 11, 2021	25.19	629,240	15,851,000
August 17, 2021	25.10	244,608	6,139,651
November 4, 2021	25.88	740,397	19,161,474
		3,302,846	$83,367,154

Stock issued in connection with dividend reinvestment plan
August 20, 2021	25.07	11,997	300,751
November 19, 2021	25.78	5,631	145,176
		17,628	445,927
Total		3,320,474	$83,813,081

•	Date of formation of the Company.

Distributions:

The Board will determine the timing and amount, if any, of the Company’s distributions. The Company intends to pay distributions on a quarterly basis. In order to avoid corporate-level tax on the distributed income as a RIC, the Company must distribute to Stockholders at least 90.0% of ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, on an annual basis out of the assets legally available for such distributions. In order for the Company to avoid certain excise taxes imposed on RICs, the Company currently intends to distribute, or be deemed to distribute, during each calendar year an amount at least equal to the sum of (1) 98.0% of the Company’s ordinary income for the calendar year, (2) 98.2% of the Company’s capital gain in excess of capital loss for the one-year period ending on October 31 of such calendar year and (3) any ordinary income and net capital gain for preceding years that were not distributed during such years and on which the Company paid no U.S. federal income tax.

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

The following tables summarize the settlement of distributions declared and recorded for the years ended December 31, 2023 and 2022 and for the period from May 14, 2021 to December 31, 2021:

Date Declared	Record Date	Payment/Issuance Date	Amount Per Share	Amount Paid in Cash	Amount Settled via Newly Issued Shares	Total
For the year ended December 31, 2023
April 3, 2023	April 3, 2023	May 5, 2023	$0.69	$2,485,103	$2,488,754	$4,973,857
July 3, 2023	July 3, 2023	July 31, 2023	0.69	2,583,154	2,571,168	5,154,322
October 4, 2023	October 4, 2023	November 10, 2023	0.78	2,962,903	2,936,599	5,899,502
December 29, 2023	December 31, 2023	January 31, 2024	0.79	3,008,410	3,064,701	6,073,111
Total			$2.95	$11,039,570	$11,061,222	$22,100,792

As of December 31, 2023, $6,073,111 of distributions declared and recorded remained payable as shown in distributions payable on the Consolidated Statements of Assets and Liabilities. As of December 31, 2023, $10,177,951 of distributions as shown in stock issued in connection with the Company’s dividend reinvestment plan on the Statements of Changes in Net Assets includes the effect of distributions payable as of December 31, 2022.

Date Declared	Record Date	Payment/Issuance Date	Amount Per Share	Amount Paid in Cash	Amount Settled via Newly Issued Shares	Total
For the year ended December 31, 2022:
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
*      Date of formation of the Company

Contractual Obligations:

On June 14, 2023, the Company entered into the Amended and Restated Investment Advisory Agreement with the Advisor, replacing the original Investment Advisory Agreement pursuant to which, effective on the Effective Date, the base management fee was reduced from 1.75% to 1.25% per annum of the average of the Company’s total gross assets (excluding cash or cash equivalents but including assets purchased with borrowed amounts) as of the end of each of the two most recently completed calendar quarters. As of the Effective Date, the Income Incentive Fee was reduced from 20% to 17.5% of the Company’s pre-incentive fee net investment income and Capital Gains incentive fee was reduced from 20% to 17.5% of cumulative realized capital gains as of the end of the fiscal year.

Payments for investment advisory services under the Amended and Restated Advisory Agreement in future periods are equal to (a) a management fee calculated at an annual rate of 1.25% of the value of the Company’s gross assets and (b) an incentive fee based on the Company’s performance. The Company has entered into an administration agreement with the Advisor to serve as the Company’s Administrator. The Company anticipates that the Administrator will be reimbursed for administrative expenses incurred on the Company’s behalf.

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

As of December 31, 2023 and December 31, 2022, the Secured Credit Facility commitment amounts were as follows:

	As of December 31, 2023	As of December 31, 2022
Secured Credit Facility Lender	Commitment	Commitment
Webster Bank	$67,500,000	$67,500,000
Blue Ridge Bank	25,000,000	25,000,000
First Foundation Bank	20,000,000	20,000,000
Mitsubishi HC Capital America, Inc.	20,000,000	20,000,000
Woodforest National Bank	20,000,000	20,000,000
Forbright Bank	17,500,000	17,500,000
Apple Bank	15,000,000	15,000,000
Peapack-Gladstone Bank	15,000,000	15,000,000
Total Commitment	$200,000,000	$200,000,000

Borrowings can be increased to a maximum of $350 million in accordance with the Secured Credit Facility accordion feature terms and conditions and are limited by various advance rates and concentration limits.

As of December 31, 2023 and December 31, 2022, the total fair value of the borrowings outstanding under the Secured Credit Facility was  $176,500,000 and $145,000,000, respectively.

Advances under the Secured Credit Facility bear interest at a per annum rate equal to the Prime rate in effect on such day minus 0.35%. Inclusive of syndication, agency, and administrative fees paid to Webster, the total annualized cost of capital is estimated to be 8.0%. The Company will also pay a non-utilization fee on the average daily unused amount of the aggregate commitments until the commitment termination date (as defined in the Loan Agreement). As of December 31, 2023, the total commitments under the Secured Credit Facility were $200 million. Proceeds from borrowings under the Secured Credit Facility may be used to finance certain investments, fulfill payment obligations under the Secured Credit Facility, make distributions/payments permitted by the Loan Agreement. All amounts outstanding under the Secured Credit Facility must be repaid by the fourth anniversary of the initial closing of the Secured Credit Facility. The Company’s obligations to the lenders under the Secured Credit Facility are secured by a first priority security interest in substantially all of the Company’s assets, subject to certain exclusions.

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

On June 22, 2022 the Company entered into a Loan and Security Agreement with East West Bank, which provides for cash or credit advances of up to $25 million (the “Revolving Credit Line”) pursuant to the terms and conditions of the Revolving Credit Line. On September 26, 2022, the Company entered into an amendment with East West Bank, to downsize the Revolving Credit Line to $21 million. On May 17, 2023, the Company repaid the outstanding balance in full and terminated the loan and security agreement initially entered into on June 22, 2022. All amounts outstanding under the Revolving Credit Line were required to be repaid by June 22, 2023. As of December 31, 2023 and December 31, 2022, the total fair value of the borrowings outstanding under the Revolving Credit Line was $0 and $8,000,000, respectively.

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

	For the year ended
	December 31, 2023	December 31, 2022	For the period May 14, 2021* to December 31, 2021
Interest expense - Secured Credit Facility	$12,108,069	$4,222,007	$129,638
Interest expense - Revolving Credit Line	38,624	433,472	-
Unused commitment fees	278,783	277,339	149,153
Amortization of deferred financing costs	627,611	440,322	37,131
Utilization fees	1,141,897	425,175	9,979
Total interest and other debt financing fees	$14,194,984	$5,798,315	$325,901

*Date of formation of the Company

The unused fees payable and interest expense payable as of December 31, 2023 and December 31, 2022 are included in the credit facility interest payable on the Consolidated Statements of Assets and Liabilities. The utilization fees payable as of December 31, 2023 and December 31, 2022 are included in other payables on the Consolidated Statements of Assets and Liabilities.

Off-Balance Sheet Arrangements:

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources of the Company.

Critical Accounting Policies:

This discussion of the Company’s operating plans is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S., or GAAP. The preparation of these consolidated financial statements will require the Advisor to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. In addition to the discussion below, the Company’s critical accounting policies, including revenue recognition and taxes, have been described in Item 1. Note 2. Summary of Significant Accounting Policies.

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

The majority of the loans in the Company’s portfolio have floating interest rates, and we expect that the Company’s loans in the future may also have floating interest rates. These loans are usually based on a floating benchmark rate (e.g., SOFR) plus a spread and typically have interest rate re-set provisions that adjust applicable interest rates under such loans to current market rates on a monthly or quarterly basis. The majority of the loans in the Company’s current portfolio have interest rate floors which will effectively convert the loans to fixed rate loans for certain periods of time during which the floating rate benchmark is less than such interest rate floor.

All of the Company’s relevant credit agreements have transitioned to Secured Overnight Financing Rate (“SOFR”) as of December 31, 2023.

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

Assuming that the Consolidated Statements of Assets and Liabilities as of December 31, 2023 was to remain constant and that we took no actions to alter the Company’s existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change in Interest Rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in net investment income
Down 100 basis points	$(2,900,277)	$(1,765,000)	$(1,135,277)
Down 50 basis points	(1,462,395)	(882,500)	(579,895)
Down 25 basis points	(737,433)	(441,250)	(296,183)
Up 25 basis points	749,141	441,250	307,891
Up 50 basis points	1,498,281	882,500	615,781
Up 100 basis points	2,996,562	1,765,000	1,231,562
Up 200 basis points	5,993,125	3,530,000	2,463,125
Up 300 basis points	8,989,687	5,295,000	3,694,687

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

ITEM 8.	Consolidated Financial Statements and Supplementary Data

Our consolidated financial statements are annexed to this Annual Report beginning on page F-1.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2023. It should be noted that any system of controls, regardless of design and execution, can provide only reasonable assurance of achieving the desired control objectives.

Management’s Report on Internal Control over Financial Reporting

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the SEC, internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. GAAP.

The Company’s internal control over financial reporting is supported by written policies and procedures, that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

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

Management of the Company (with participation of the Chief Executive Officer and Chief Financial Officer) conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023.

Attestation Report of the Registered Public Accounting Firm

This annual report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of the Company’s internal control over financial reporting as of December 31, 2023 pursuant to the rules of the SEC that permit us to provide only management’s report in this annual report on Form 10-K.

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

During the fiscal quarter ended December 31, 2023, none of the Directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.

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

Except as set forth above, the information required by this Item with respect to our directors, executive officers and corporate governance matters is incorporated by reference from our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. We expect to file our definitive Proxy Statement with the SEC within 120 days after the date of our fiscal year-end, which was December 31, 2023.

ITEM 11.	Executive Compensation

The information required by this Item with respect to compensation of executive officers and directors is incorporated by reference from our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. We expect to file our definitive Proxy Statement with the SEC within 120 days after the date of our fiscal year-end, which was December 31, 2023.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item with respect to security ownership of certain beneficial owners and management is incorporated by reference from our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. We expect to file our definitive Proxy Statement with the SEC within 120 days after the date of our fiscal year-end, which was December 31, 2023.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item with respect to certain relationships and related transactions and director independence is incorporated by reference from our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. We expect to file our definitive Proxy Statement with the SEC within 120 days after the date of our fiscal year-end, which was December 31, 2023.

ITEM 14.	Principal Accountant Fees and Services

The information required by this Item with respect to principal accountant fees and services is incorporated by reference from our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. We expect to file our definitive Proxy Statement with the SEC within 120 days after the date of our fiscal year-end, which was December 31, 2023.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2023 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit Index

3.1	Certificate of Incorporation (1)
3.1.1	Certificate of Conversion to a Corporation (2)
3.2	Bylaws (3)
4.1	Description of Securities *
4.2	Form of Subscription Agreement (4)
10.1	Investment Advisory Agreement between Star Mountain Credit Opportunities Fund, LP and Star Mountain Fund Management, LLC (5)
10.2	Amended and Restated Investment Advisory Agreement by and between Star Mountain Lower Middle-Market Capital Corp. and Star Mountain Fund Management, LLC, dated June 14, 2023. (6)
10.3	Administration Agreement between Star Mountain Credit Opportunities Fund, LP, and Star Mountain Fund Management LLC (7)
10.4
Loan and Servicing Agreement, dated as of July 2, 2021, by and among Star Mountain Lower Middle-Market Capital Corp., as borrower, the lenders party thereto and Sterling National Bank, in its capacities as collateral agent and administrative agent (8)

10.5
First Amendment to Revolving Credit Agreement, dated as of November 10, 2021, by and among the Company, as Borrower, and Sterling National Bank, as Administrative Agent and the Letter of Credit Issuer, and the Lenders party thereto. (9)

10.6
Second Amendment to Revolving Credit Agreement, dated as of January 12, 2022, by and among the Company, as Borrower, and Sterling National Bank, as Administrative Agent and the Letter of Credit Issuer, and the Lenders party thereto. (10)

10.7
Amendment to Loan and Servicing Agreement and Joinder Agreement, dated as of May 6, 2022, by and among the Company, as Borrower, and Webster Bank, N.A. (f/k/a Sterling National Bank), as Administrative Agent and the Letter of Credit Issuer, and the Lenders party thereto (11)

10.8	Loan and Security Agreement, dated as of June 22, 2022, by and among the Company, as Borrower, and East West Bank, as Lender (12)
10.9
Second Amendment to Loan and Servicing Agreement, dated as of September 16, 2022, by and among the Company, as Borrower, and Webster Bank, N.A. (f/k/a Sterling National Bank), as Collateral Agent, Administrative Agent, Swing Lender, and Sole Lead Arranger, and the Lenders party thereto (13)

14.1	Code of Ethics (14)
21.1	List of Subsidiaries **
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Date File because XBRL tags are embedded within the Inline XBRL document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

(1)	Previously filed as Exhibit 3.1 to the Company’s Registration Statement on Form 10 (File No. 000-56259), filed with the SEC on May 7, 2021.
(2)	Previously filed as Exhibit 10.4 to the Company’s Registration Statement on Form 10 (File No. 000-56259), filed with the SEC on May 7, 2021.
(3)	Previously filed as Exhibit 3.2 to the Company’s Registration Statement on Form 10 (File No. 000-56259), filed with the SEC on May 7, 2021.
(4)	Previously filed as Exhibit 10.3 to the Company’s Registration Statement on Form 10 (File No. 000-56259), filed with the SEC on May 7, 2021.
(5)	Previously filed as Exhibit 10.1 to the Company’s Registration Statement on Form 10 (File No. 000-56259), filed with the SEC on May 7, 2021.
(6)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 16, 2023.
(7)	Previously filed as Exhibit 10.2 to the Company’s Registration Statement on Form 10 (File No. 000-56259), filed with the SEC on May 7, 2021.
(8)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 15, 2021.
(9)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 12, 2021.
(10)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 14, 2022.
(11)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 12, 2022.
(12)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 23, 2022.
(13)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 20, 2022.
(14)	Previously filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2022.
*	Filed herewith
**	Furnished herewith

(a) (1) and (2) Consolidated Financial Statements and Schedules

See the Index to Consolidated Financial Statements at page F-1 of this report.

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID #42)	F-2
Financial Statements:
Consolidated Statements of Assets and Liabilities as of December 31, 2023 and December 31, 2022	F-3
Consolidated Statements of Operations for the years ended December 31, 2023 and 2022 and for the period from May 14, 2021 to December 31, 2021	F-4
Consolidated Statements of Changes in Net Assets for the years ended December 31, 2023 and 2022 and for the period from May 14, 2021 to December 31, 2021	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022 and for the period from May 14, 2021 to December 31, 2021	F-6
Consolidated Schedule of Investments as of December 31, 2023 and December 31, 2022	F-7
Notes to Consolidated Financial Statements	F-15

Ernst & Young LLP One Manhattan West New York, NY 10001	Tel: +1 704 372 6300 www.ey.com

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Star Mountain Lower Middle-Market Capital Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Star Mountain Lower Middle- Market Capital Corp., (the “Company”), including the consolidated schedules of investments, as of December 31, 2023 and December 31, 2022, the related consolidated statements of operations, changes in net assets, and cash flows for the years ended December 31, 2023 and December 31, 2022, and for the period from May 14, 2021 (commencement of operations) to December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and December 31, 2022, and the results of its operations, changes in its net assets, and its cash flows for each of the years ended December 31, 2023 and December 31, 2022 and for the period from May 14, 2021 (commencement of operations) to December 31, 2021, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2023 and December 31, 2022, by correspondence with the custodian, brokers, portfolio companies and others; when replies were not received from brokers or others, we performed other auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Ernst & Young LLP

We have served as the Company’s auditor since 2021.

New York, New York
March 29, 2024

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Consolidated Statements of Assets and Liabilities

	December 31, 2023	December 31, 2022
ASSETS
Non-controlled/non-affiliate investments at fair value (amortized cost of $370,712,305 and $299,401,792 as of December 31, 2023 and December 31, 2022, respectively)	$367,622,559	$301,766,151
Controlled/affiliate investments at fair value (amortized cost of $7,368,843 and $1,432,419 as of December 31, 2023 and December 31, 2022, respectively)	9,370,413	1,429,530
Cash	5,045,540	18,958,445
Interest receivable	3,291,794	2,873,029
Paydown receivable	1,068,839	844,269
Deferred financing cost	846,916	1,474,527
Total assets	387,246,061	327,345,951

LIABILITIES

Credit facility payable	176,500,000	153,000,000
Distributions payable	6,073,111	4,351,080
Redemptions payable	4,700,693	-
Incentive fees payable, net of fee waivers (Note 6)	3,961,476	-
Credit facility interest payable	3,645,612	2,283,546
Management fees payable, net of fee waivers (Note 6)	1,121,412	1,049,992
Other payables	368,999	187,230
Professional fees payable	308,137	195,076
Reimbursement expense payable	79,070	35,877
Legal fees payable	26,962	26,377
Total liabilities	196,785,472	161,129,178

Commitments and contingencies (Note 11)

Net assets	$190,460,589	$166,216,773

NET ASSETS
Common shares, $0.001 par value (200,000,000 shares authorized, 7,687,482 and 6,592,546 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively)	$7,688	$6,593
Contribution receivable	(110,891)	(110,891)
Additional paid-in capital	191,646,036	164,074,076
Accumulated undistributed (overdistributed) earnings	(1,082,244)	2,246,995
Total net assets	$190,460,589	$166,216,773

Net asset value per share	$24.78	$25.21

See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Consolidated Statements of Operations

	For the year ended
	December 31, 2023	December 31, 2022	For the period May 14, 2021* to December 31, 2021
Non-controlled/non-affiliate investment income:
Interest income	$42,194,403	$20,937,595	$4,091,514
PIK interest income	3,099,419	495,426	249,427
Dividend income	1,498,864	181,458	94,628
Other income	159,915	257,368	-
Controlled/affiliate investment income:
Interest income	253,540	103,756	64,423
PIK interest income	90,372	-	-
Dividend income	47,811	-	-
Other income	18,027	-	-
Total investment income:	47,362,351	21,975,603	4,499,992

Operating expenses:
Interest and other financing fees	14,194,984	5,798,315	325,901
Management fees (Note 6)	5,183,339	3,467,163	757,520
Incentive fees (Note 6)	4,996,040	1,960,085	225,883
Professional fees	1,525,307	1,356,001	387,308
General and administrative fees	535,638	609,391	206,855
Legal expenses	328,091	393,131	266,709
Director expenses	91,250	89,151	50,849
Organizational expenses	-	-	272,555
Total expenses before fee waivers	26,854,649	13,673,237	2,493,580
Management fee waiver (Note 6)	(633,649)	(279,725)	-
Incentive fee waiver (Note 6)	(1,034,565)	(2,185,968)	-
Total expenses after fee waivers	25,186,435	11,207,544	2,493,580
Net investment income	22,175,916	10,768,059	2,006,412

Net gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliate investments	45,283	43,607	240,492
Net realized gain (loss) on investments	45,283	43,607	240,492

Net change in unrealized gain (loss):
Non-controlled/non-affiliate investments	(5,454,105)	(803,113)	55,911
Controlled/affiliate investments	2,004,459	(14,620)	11,731
Net change in unrealized gain (loss) on investments	(3,449,646)	(817,733)	67,642

Net gain (loss)	(3,404,363)	(774,126)	308,134

Net increase (decrease) in net assets resulting from operations	$18,771,553	$9,993,933	$2,314,546

Per common share data:
Net investment income per share - basic and diluted	$3.02	$2.47	$0.80
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$2.56	$2.29	$0.92
Weighted average shares outstanding - basic and diluted	7,349,990	4,351,453	2,502,175

*	Date of formation of the Company

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Consolidated Statements of Changes in Net Assets

	Common Stock		Additional paid- in capital	Accumulated undistributed (overdistributed) earnings	Total net assets
For the period from May 14, 2021* (commencement of operations) to December 31, 2021	Number of shares	Par value of shares
Balance, May 14, 2021*	-	$-	$-	$-	$-
Net investment income	-	-	-	2,006,412	2,006,412
Net realized gain (loss)	-	-	-	240,492	240,492
Net change in unrealized gain (loss) on investments	-	-	-	67,642	67,642
Issuance of common shares	3,302,846	3,302	83,363,852	-	83,367,154
Redemption of common shares	(543,025)	(543)	(13,922,611)	-	(13,923,154)
Distributions declared to stockholders	-	-	-	(2,042,346)	(2,042,346)
Stock issued in connection with dividend reinvestment plan	17,628	18	445,909	-	445,927
Return of capital and other tax related adjustments	-	-	(2,865,985)	2,865,985	-
Balance, December 31, 2021	2,777,449	$2,777	$67,021,165	$3,138,185	$70,162,127

For the year ended December 31, 2022
Balance, December 31, 2021	2,777,449	$2,777	$67,021,165	$3,138,185	$70,162,127
Net investment income	-	-	-	10,768,059	10,768,059
Net realized gain (loss)	-	-	-	43,607	43,607
Net change in unrealized gain (loss) on investments	-	-	-	(817,733)	(817,733)
Issuance of common shares	3,783,049	3,783	96,069,648	-	96,073,431
Contribution receivable	-	-	(110,891)	-	(110,891)
Purchases of shares in repurchase offer	(99,486)	(99)	(2,564,654)	-	(2,564,753)
Distributions declared to stockholders	-	-	-	(10,682,401)	(10,682,401)
Stock issued in connection with dividend reinvestment plan	131,534	132	3,345,195	-	3,345,327
Return of capital and other tax related adjustments	-	-	202,722	(202,722)	-
Balance, December 31, 2022	6,592,546	$6,593	$163,963,185	$2,246,995	$166,216,773

For the year ended December 31, 2023
Balance, December 31, 2022	6,592,546	$6,593	$163,963,185	$2,246,995	$166,216,773
Net investment income	-	-	-	22,175,916	22,175,916
Net realized gain (loss)	-	-	-	45,283	45,283
Net change in unrealized gain (loss) on investments	-	-	-	(3,449,646)	(3,449,646)
Issuance of common shares	1,525,054	1,525	38,646,321	-	38,647,846
Purchases of shares in repurchase offer	(829,792)	(830)	(21,251,912)	-	(21,252,742)
Distributions declared to stockholders	-	-	-	(22,100,792)	(22,100,792)
Stock issued in connection with dividend reinvestment plan	399,674	400	10,177,551	-	10,177,951
Balance, December 31, 2023	7,687,482	$7,688	$191,535,145	$(1,082,244)	$190,460,589

*	Date of formation of the Company

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Consolidated Statements of Cash Flows

	For the year ended
	December 31, 2023	December 31, 2022	For the period May 14, 2021* to December 31, 2021
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$18,771,553	$9,993,933	$2,314,546
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided (used in) operating activities:
Net realized (gain) loss on investments	(45,283)	(43,607)	(240,492)
Net change in unrealized (gain) loss on investments	3,449,646	817,733	(67,642)
Net accretion of discounts and amortization of premiums	(1,382,244)	(862,570)	(101,958)
Purchases of investments	(90,635,833)	(217,512,647)	(63,820,333)
Proceeds from sales of investments	2,679,712	7,971,150	844,010
Proceeds from principal payments	15,101,932	10,026,750	2,559,788
Amortization of deferred financing costs	627,611	440,322	37,131
Payment-in-kind interest income	(3,189,791)	(495,426)	(249,427)
Changes in operating assets and liabilities:
Interest receivable	(418,765)	(2,242,657)	(419,381)
Carried interest payable	-	-	(990,732)
Management fees payable, net of fee waivers (Note 6)	71,420	292,472	757,520
Incentive fees payable, net of fee waivers (Note 6)	3,961,476	(225,883)	225,883
Credit facility interest payable	1,362,066	2,111,450	172,096
Other payables	181,769	46,821	107,127
Professional fees payable	113,061	83,824	117,959
Due to Shareholder	-	-	(413,685)
Legal fees payable	585	1,245	(25,132)
Reimbursement expense payable	43,193	35,877	-
Net cash provided by (used in) operating activities	(49,307,892)	(189,561,213)	(59,192,722)

Cash flows from financing activities:
Proceeds from issuance of common shares, including subscriptions received in advance	38,647,846	95,480,355	41,634,310
Redemption of common shares	-	-	(13,923,154)
Payments in repurchase of shares	(16,552,049)	(2,564,753)	-
Proceeds from credit facility	96,000,000	188,000,000	35,000,000
Repayments of credit facility	(72,500,000)	(69,000,000)	(1,000,000)
Distributions paid	(10,200,810)	(4,263,621)	(318,792)
Deferred financing and debt issuance costs paid	-	(1,623,630)	(328,350)
Net cash provided by (used in) financing activities	35,394,987	206,028,351	61,064,014

Net increase (decrease) in Cash	(13,912,905)	16,467,138	1,871,292
Cash, beginning of period	18,958,445	2,491,307	620,015
Cash, end of period	$5,045,540	$18,958,445	$2,491,307

Supplemental disclosures of cash flow information:
Non cash operating activities:
Transfer of investments (see Note 1)	$-	$-	$(42,865,258)
Transfer of cash (see Note 1)	-	-	(620,015)
Transfer of carried interest payable (see Note 1)	-	-	990,732
Transfer of organizational costs payable (see Note 1)	-	-	413,685
Transfer of other receivables and payables (see Note 1)	-	-	(134,173)
Interest received in kind	$3,189,791	$495,426	249,427

Supplemental and non cash financing activities:
Shares issued from BDC conversion (see Note 1)	-	-	42,215,029
Shares issued from dividend reinvestment plan (see Note 10)	10,177,951	3,345,327	445,927

Supplemental Information:
Cash paid for interest	$10,626,030	$2,731,891	$13,586

*	Date of formation of the Company

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.
Schedule of Investments
December 31, 2023

Portfolio Company (1)(2)(3)(4)(5)(6)	Footnotes	Spread Above Index (7)	Interest Rate	Acquisition Date	Maturity	Principal,Shares, Units	Amortized Cost(8)	Fair Value (9)	% of Net Assets
Investments
First lien senior secured term loan
Aerospace & Defense
Consolidated Machine & Tool Holdings, LLC	(17)(23)	S+11.01%	11.44% Cash + 4.90% PIK	1/15/2020	1/15/2025	7,387,652	$7,323,725	$6,956,951	3.7%
Consolidated Machine & Tool Holdings, LLC	(13)(18)(23)	-	20.00% PIK	11/22/2023	1/15/2025	440,629	437,211	437,210	0.2
						7,828,281	7,760,936	7,394,161	3.9
Chemicals
Douglas Products and Packaging Company, LLC	(10)(16)	S+6.90%	12.25%	9/20/2023	9/20/2028	14,962,500	14,538,407	14,538,406	7.5
						14,962,500	14,538,407	14,538,406	7.5
Commercial Services & Supplies
PPC Event Services, Inc.	(17)/(18)	S+6.76%	12.09%	9/22/2022	9/22/2027	7,273,693	7,199,328	7,273,693	3.7
Swyft AcquireCo LLC (dba Swyft Filings)	(15(16)	S+2.75%	8.10%	12/20/2021	12/20/2027	299,236	295,384	297,441	0.2
Swyft AcquireCo LLC (dba Swyft Filings)	(10)(16)	S+5.50%	10.85%	12/20/2021	12/20/2027	3,682,383	3,633,920	3,483,902	1.8
						11,255,312	11,128,632	11,055,036	5.7
Construction & Engineering
DCCM, LLC	(17)	S+7.16%	12.49%	8/6/2021	12/30/2026	18,409,233	18,151,330	18,201,208	9.6
Fremont-Wright, LLC	(16)	S+9.10%	14.45%	12/2/2020	12/2/2024	4,258,824	4,233,922	4,246,047	2.2
MechanAir, LLC	(17)	S+10.80%	11.29% Cash +4.84% PIK	9/2/2021	9/2/2026	11,006,971	10,846,083	10,616,224	5.6
MechanAir, LLC	(17)	S+12.30%	17.63% PIK	12/15/2023	9/2/2026	710,054	710,054	-	0.0
MechanAir, LLC	(13)	-	18.00% PIK	12/15/2023	9/2/2026	426,099	426,099	-	0.0
Versar Inc.	(10)(17)	S+8.10%	13.43%	8/4/2023	8/4/2028	10,000,000	9,662,349	9,662,349	5.1
Vertical Mechanical Group, LLC	(10)(17)	S+7.76%	13.09%	5/12/2023	5/12/2028	4,571,429	4,420,000	4,420,000	2.3
Watt Acquisition, LLC	(10)(17)	S+11.25%	16.58%	4/15/2022	4/15/2027	3,653,125	3,597,178	3,132,920	1.6
						53,035,735	52,047,015	50,278,748	26.4
Consumer Finance
Microf, LLC	(17)	S+10.85%	16.18%	3/29/2019	6/30/2025	3,427,073	3,407,754	3,427,073	1.8
						3,427,073	3,407,754	3,427,073	1.8
Distributors
48forty Intermediate Holdings, Inc.	(16)	S+6.10%	11.45%	10/11/2022	12/1/2026	14,812,030	14,299,832	13,807,774	7.2
						14,812,030	14,299,832	13,807,774	7.2
Diversified Consumer Services
Rock Gate Capital, LLC (dba 160 Driving Academy)	(17)	L+7.50%	12.83%	10/16/2019	10/16/2024	15,000,652	14,905,882	15,000,652	7.9
						15,000,652	14,905,882	15,000,652	7.9
Diversified Telecommunication Services
Caregility Corporation	(11)(17)	S+9.26%	3.00% Cash + 11.59% PIK	12/29/2021	1/31/2025	2,244,216	1,933,490	2,244,216	1.2
Gridsource Incorporated, LLC	(17)	S+8.50%	13.83%	12/16/2022	12/16/2027	14,074,595	13,688,488	14,246,305	7.5
YTC Holdings, Inc. (dba Yorktel)	(17)(18)	S+10.01%	15.34%	9/23/2019	1/31/2025	4,632,805	4,600,276	4,632,805	2.4
						20,951,616	20,222,254	21,123,326	11.1
Electrical Equipment
Masterwork Electronics, Inc.	(17)	S+9.50%	14.83%	11/17/2022	11/17/2027	8,521,445	8,357,466	6,935,604	3.6
						8,521,445	8,357,466	6,935,604	3.6
Entertainment
Chicken Soup For The Soul, LLC	(16)	S+8.60%	13.95%	10/29/2021	3/31/2024	6,380,856	6,368,361	5,756,809	3.0
Linden Research, Inc. (dba Linden Labs)	(10)(17)	S+7.26% Cash + 3.25% PIK	12.59% Cash + 3.25% PIK	12/31/2020	12/31/2025	4,738,655	4,634,407	4,738,655	2.5
NW Entertainment, LLC	(17)	S+7.76%	13.09%	11/4/2022	11/4/2027	6,366,361	6,254,950	6,366,361	3.3
						17,485,872	17,257,718	16,861,825	8.8
Food Products
Uncle John’s Pride, LLC	(16)	S+10.11%	S+15.46%	3/31/2022	3/31/2027	7,146,952	7,017,250	7,146,952	3.8
						7,146,952	7,017,250	7,146,952	3.8
Healthcare Providers & Services
Arrow Home Health, LLC (dba Acara Home Health)	(11)(17)	L+8.50%	13.83% Cash	3/19/2021	3/19/2026	797,086	780,141	748,782	0.4
BB-HH Platform, Inc. (dba Preferred Care Home Health)	(17)	S+7.00% Cash + 1.50% PIK	12.33% Cash + 1.50% PIK	5/16/2023	5/16/2028	6,661,564	6,476,196	6,600,944	3.5
IPA Intermediate Co., LLC (dba Integrated Pain Associates)	(17)	S+8.01%	13.34%	1/9/2023	1/9/2028	11,209,312	10,930,921	10,930,921	5.7
Klein Hersh, LLC	(10(17)	S+7.76%	4.63% Cash + 8.47% PIK	4/27/2022	4/27/2027	16,438,829	15,808,872	14,188,353	7.4
Nurses Staffing, LLC (dba Nurses 24/7)	(17)	S+7.26% Cash + 2.00% PIK	12.59% Cash + 2.00% PIK	5/26/2023	8/26/2028	7,396,865	7,251,132	7,258,544	3.8
						42,503,656	41,247,262	39,727,544	10.8
Hotels, Restaurants & Leisure
The Range NYC, LLC (dba Five Iron Golf)	(17)(180)	S+7.61%	12.94%	9/15/2022	9/15/2027	4,978,992	4,839,259	4,876,922	2.6
						4,978,992	4,839,259	4,876,922	2.6
Household Durables
SkyBell Technologies, Inc.	(19)	0.00%	0.00%	12/13/2019	12/13/2024	4,683,036	4,618,637	2,341,518	1.2
						4,683,036	4,618,637	2,341,518	1.2
Household Products
Coop Home Goods, LLC	(10)(17)	S+8.26%	13.59% Cash	6/18/2021	6/18/2026	4,387,729	4,335,754	4,365,790	2.3
						4,387,729	4,335,754	4,365,790	2.3
IT Services
CSI IT, LLC (dba Consulting Solutions)	(17)	S+10.76%	16.09%	1/29/2021	1/29/2026	13,329,812	13,139,755	13,196,514	6.9
Lockstep Holdings, LLC	(10(17)	S+6.75%	12.08%	7/3/2023	7/3/2028	5,357,714	5,228,599	5,210,377	2.7
						18,687,526	18,368,354	18,406,891	9.6
Leisure Products
MPUSA, LLC (dba Mission)	(17)	L+11.26%	13.59% Cash + 3.00% PIK	12/9/2021	12/9/2026	4,226,371	4,163,215	3,852,760	2.0
						4,226,371	4,163,215	3,852,760	2.0
Machinery
Texas Contract Manufacturing Group, Inc.	(17)	S+12.11%	17.44%	4/27/2022	4/27/2027	4,909,896	4,832,798	4,196,979	2.2
						4,909,896	4,832,798	4,196,979	2.2
Media
PadSquad, LLC	(17)	S+9.00%	14.33%	3/30/2022	3/30/2027	4,549,341	4,488,472	4,482,011	2.4
Trailer Park Group Holdings LLC	(10)(17)	S+6.76% Cash + 1.50% PIK	12.09% Cash + 1.50% PIK	8/2/2021	8/2/2026	14,472,961	14,244,796	14,218,237	7.5
						19,022,302	18,733,268	18,700,248	9.9
Personal Products
Japonesque, LLC	(10)(17)	S+8.18% Cash + 1.50% PIK	13.51% Cash + 1.50% PIK	11/23/2021	11/23/2026	4,525,012	4,451,581	4,457,979	2.3
						4,525,012	4,451,581	4,457,979	2.3
Professional Services
Lasalle Staffing, LLC	(10)(16)	S+6.86%	12.21%	2/15/2022	2/15/2027	7,461,888	7,332,377	7,499,198	3.9
NSC Technologies, LLC	(17)	S+7.76%	13.09%	4/26/2019	10/26/2026	4,148,472	4,139,598	4,148,472	2.2
PQT Ayaquhs, LLC (dba WWC Global)	(17)	S+7.76%	13.09%	8/1/2022	8/1/2027	7,606,855	7,481,063	7,606,855	4.0
						19,217,215	18,953,038	19,254,525	10.1
Software
Proactive Dealer Solutions, LLC	(17)	S+10.26%	15.59%	12/27/2021	12/26/2026	3,074,615	3,023,230	3,074,615	1.6
PureCars Technologies, LLC	(10)(17)	S+6.35% Cash + 1.00% PIK	11.68% Cash + 1.00% PIK	4/17/2019	4/18/2024	1,471,687	1,464,114	1,418,118	0.7
						4,546,302	4,487,344	4,492,733	2.3
Specialty Retail
Clearview Systems, LLC (dba Rip-It)	(10)(17)	S+7.65%	12.98%	10/11/2022	10/11/2027	6,452,101	6,333,920	6,367,578	3.3
						6,452,101	6,333,920	6,367,578	3.3
Trading Companies & Distributors
Gateway Dealer Network, LLC	(10)(16)	S+7.85%	13.20%	6/30/2022	6/30/2027	8,594,363	8,494,408	8,594,363	4.5
USBid Inc.	(10)(17)	S+7.26%	12.59%	11/3/2022	11/3/2027	7,154,451	7,016,197	1,549,654	0.9
						15,748,814	15,510,605	10,144,017	5.4
Transportation Infrastructure
TCP Acquisition, LLC (dba HighStar Traffic)	(17)(18)	S+7.50%	12.83%	7/26/2022	7/26/2027	10,676,188	10,474,007	10,473,968	5.5
						10,676,188	10,474,007	10,473,968	5.5
Total first lien senior secured term loan							332,292,188	319,229,009	167.2

See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Consolidated Schedule of Investments – (continued)
December 31, 2023

Portfolio Company (1)(2)(3)(4)(5)(6)	Footnotes	Spread Above Index (7)	Interest Rate	Acquisition Date	Maturity	Principal,Shares, Units	Amortized Cost(8)	Fair Value (9)	% of Net Assets
Second lien senior secured loan
Professional Services
CorTech, LLC	(17)	S+6.35%	11.68%	3/13/2020	9/30/2025	6,359,542	$6,305,249	$6,059,372	3.2%
						6,359,542	6,305,249	6,059,372	3.2
Total second lien term loan							6,305,249	6,059,372	3.2

Senior unsecured notes
Electrical Equipment
HH Masterwork Intermediate, Inc.		-	17.00% PIK	11/17/2022	5/17/2028	2,067,881	2,033,098	1,384,446	0.7
						2,067,881	2,033,098	1,384,446	0.7
Total senior unsecured notes							2,033,098	1,384,446	0.7

Preferred equity securities	(12)
Commercial Services and Supplies
Swyft Filings Holdings, LLC	(13)(20)(21)	-	8.00% PIK	12/20/2021	-	192,444	183,612	227,311	0.1
						192,444	183,612	227,311	0.1
Construction & Engineering
MechanAir Holdings, LLC	(13)(21)(22)	-	13.50% PIK	9/2/2021	-	1,219	1,219,441	0	0.0
Vertical Mechanical Group Holdings, LLC	(22)	-	-	5/12/2023	-	185,714	1,857,143	3,188,286	1.7
Watt Contracting Holdings, LLC	(21)(22)	-	15.00% PIK	4/15/2022	-	2,110	2,077,366	133,929	0.1
						189,043	5,153,950	3,322,215	1.8
Diversified Telecommunication Services
Caregility Corporation - Series A Units	(11)(13)(21)	-	8.00% PIK	12/31/2022	-	151,018	0	1,383,250	0.7
Caregility Corporation - Series B Units	(11)(13)(21)	-	8.00% PIK	7/3/2023	-	446,689	3,591,494	4,108,869	2.2
Gridsource Holdings, LLC	(21)(22)	-	8.00% PIK	3/9/2023	-	3,959,977	799,597	1,138,860	0.6
YTC Holdings, Inc. (dba Yorktel)	(13)	-	8.00% PIK	9/23/2019	-	151,018	2,327,393	1,926,709	1.0
						4,708,702	6,718,484	8,557,688	4.5
Entertainment
NW Entertainment, LLC	(21)(22)	-	10.00% PIK	11/4/2022	-	971	955,843	1,088,481	0.6
						971	955,843	1,088,481	0.6
Food Products
UJP Acquisition, LLC (dba Uncle John's Pride)	(13)(21)(22)	-	8.00% PIK	3/31/2022	-	2,829,787	2,829,787	4,482,681	2.4
						2,829,787	2,829,787	4,482,681	2.4
Healthcare Providers & Services
Arrow Home Health, LLC (dba Acara Home Health) - Class A Units	(11)(21)(22)	-	10.00% PIK	3/19/2021	-	571,080	564,321	202,097	0.1
Arrow Home Health, LLC (dba Acara Home Health) - Class 1 Units	(11)(13)(22)	-	-	11/13/2023	-	56,005	56,005	112,010	0.1
IPA Investors, LP (dba Integrated Pain Associates)	(22)	-	8.00% PIK	1/9/2023	-	2,643	1,997,838	2,854,468	1.5
						629,728	2,618,164	3,168,575	1.7
Leisure Products
MPUSA, LLC (dba Mission)	(22)	-	0.0%	12/9/2021	-	13	564,645	0	0.0
						13	564,645	0	0.0
Media
Channel Factory Holdings, LLC	(13)(22)	-	5.00% Cash + 5.00% PIK	8/27/2020	-	2,381,867	2,442,592	4,154,769	2.2
PadSquad Holdings, LLC	(13)(21)(22)	-	6.00% Cash + 6.00% PIK	3/30/2022	-	720,767	1,964,204	2,206,343	1.2
Trailer Park Group Holdings LLC - Class A-1 Units	(13)(22)	-	-	12/19/2023	-	40,888	73,599	112,309	0.1
Trailer Park Group Holdings LLC - Class A Units	(13)(21)(22)	-	8.00% PIK	8/2/2021	-	371,822	367,108	696,609	0.4
						3,515,344	4,847,503	7,170,030	3.9
Professional Services
Capone Holdings JV, LLC (dba LaSalle Staffing)	(22)	-	-	2/15/2022	-	4,000,000	4,000,000	6,047,467	3.2
Hometown Holdings JV, LLC (dba BWG Strategy)	(13)(22)	-	8.00% PIK	12/24/2020	-	666,667	676,799	820,533	0.4
PQT Ayaquhs, LLC (dba WWC Global)	(13)(21)(22)	-	10.50% PIK	8/1/2022	-	5,774	1,064,516	3,821,290	2.0
						4,672,441	5,741,315	10,689,290	5.6
Software
Proactive Dealer Holdings Parent, LLC	(22)	-	10.00% PIK	12/27/2021	-	1,141,205	1,328,162	3,052,404	1.6
PureCars Technologies Holdings, LLC	(13)(21)(22)	-	8.00% PIK	4/17/2019	-	514	240,065	19,192	0.0
PureCars Technologies, LLC	(13)(21)(22)	-	8.00% PIK	7/25/2022	7/26/2024	78	26,948	26,528	0.0
						1,141,797	1,595,175	3,098,124	1.6
Trading Companies & Distributors
USBid Inc. - Class A Units		-	-	11/3/2022	-	469	468,750	0	0.0
USBid Inc. - Class C Units	(21)	-	10.00% PIK	11/2/2023	-	9,375	7,324	0	0.0
						9,844	476,074	0	0.0
Total preferred equity securities							31,684,552	41,804,395	22.2

See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Consolidated Schedule of Investments – (continued)
December 31, 2023

Portfolio Company (1)(2)(3)(4)(5)(6)	Footnotes	Spread Above Index (7)	Interest Rate	Acquisition Date	Maturity	Principal, Shares, Units	Amortized Cost (8)	Fair Value (9)	% of Net Assets
Warrants and other equity securities	(12)
Aerospace & Defense
Consolidated Machine & Tool Holdings, LLC	(14)(22)	-	-	1/15/2020	-	176	$142,485	$-	0.0%
						176	142,485	-	0.0
Construction & Engineering
DCCM, LLC	(22)	-	-	8/6/2021	-	897	939,949	1,045,109	0.5
Fremont-Wright, LLC		-	-	12/2/2020	-	2	-	894,453	0.5
Watt Contracting Holdings, LLC	(22)	-	-	4/15/2022	-	218	-	-	0.0
						1,117	939,949	1,939,562	1.0
Consumer Finance
Microf, LLC		-	-	5/5/2020	-	164,332	-	190,807	0.1
						164,332	-	190,807	0.1
Diversified Consumer Services
Rock Gate Capital, LLC (dba 160 Driving Academy)		-	-	10/16/2019	-	12,693	-	181,524	0.1
						12,693	-	181,524	0.1
Diversified Telecommunication Services
Caregility Corporation	(11)	-	-	12/29/2021	-	267,801	443,392	571,189	0.3
York Telecom Corporation (dba Yorktel)		-	-	9/23/2019	-	77,195	-	582,640	0.3
						344,996	443,392	1,153,829	0.6
Electrical Equipment
HH Masterwork Intermediate, Inc.		-	-	11/17/2022	11/17/2027	190,019	-	-	0.0
						190,019	-	-	0.0
Entertainment
LRI Holdco, LLC (dba Linden Labs)	(22)	-	-	12/31/2020	-	2	43,478	528,569	0.3
						2	43,478	528,569	0.3
Food Products
UJP Acquisition, LLC (dba Uncle John's Pride)	(22)	-	-	3/31/2022	-	127,215	-	53,021	0.0
						127,215	-	53,021	0.0
Healthcare Providers & Services
Klein Hersh, LLC		-	-	4/27/2022	-	1,003	-	-	0.0
Nurses 24/7 Holdings, LLC	(22)	-	-	5/26/2023	-	182	419,877	428,568	0.2
						1,185	419,877	428,568	0.2
Hotels, Restaurants & Leisure
The Range NYC, LLC (dba Five Iron Golf)		-	-	9/15/2022	-	21,210	71,599	32,606	0.0
						21,210	71,599	32,606	0.0
Household Durables
SkyBell Technologies, Inc.		-	-	12/13/2019	-	1,846,180	-	-	0.0
						1,846,180	-	-	0.0
Household Products
CHG Parent Holding LLC (dba Coop Home Goods)	(22)	-	-	6/18/2021	-	535,714	535,714	99,286	0.1
						535,714	535,714	99,286	0.1
Machinery
Texas Contract Manufacturing Group, Inc.		-	-	4/27/2022	-	1,602	-	490,323	0.3
						1,602	-	490,323	0.3
Professional Services
NSC Holdings, LLC	(22)	-	-	4/26/2019	-	111	271,262	296,715	0.2
PQT Ayaquhs, LLC (dba WWC Global)		-	-	8/1/2022	-	645	-	311,613	0.2
						756	271,262	608,328	0.4
Trading Companies & Distributors
USBid Inc.		-	-	11/3/2022	-	204	-	-	0.0
						204	-	-	0.0
Total warrants and other equity securities							2,867,756	5,706,423	3.1

Fund investments
Diversified Financials
Madryn Select Opportunities, LP	(18)	-	-	1/4/2022	-	2,898,305	2,898,305	2,809,327	1.5
						2,898,305	2,898,305	2,809,327	1.5
Total fund investments							2,898,305	2,809,327	1.5

TOTAL INVESTMENTS							$378,081,148	$376,992,972	197.9%

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

(3)
All investments are co-investments made with the Company’s affiliates in accordance with the terms of the exemptive relief that the Company received from the U.S. Securities and Exchange Commission (the “SEC”), unless otherwise noted. See Note 6 “Transactions with Related Parties” in the accompanying notes to the consolidated financial statements.

(4)	Unless otherwise indicated, all investments are considered Level 3 assets.
(5)	Unless otherwise indicated, the Company’s portfolio companies are pledged as collateral supporting the amounts outstanding under the Secured Credit Facility (as defined herein).
(6)	Except as otherwise noted, all of the Company’s portfolio company investments are subject to legal restrictions on sales.
(7)
Loan contains a variable rate structure and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the Secured Overnight Financing Rate (“SOFR” or “S”) or an alternate base rate which can include the Federal Funds Effective Rate or the Prime Rate, at the borrower’s option, and which reset periodically based on the terms of the loan agreement. Interest rates subject to SOFR are typically accompanied by a Credit Spread Adjustment (“CSA”).

(8)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(9)
Because there is no readily available market value for these investments, the fair value of each of these investments is determined in good faith using significant unobservable inputs by the Company’s board of directors (the “Board”) as required by the 1940 Act. See Note 4 “Fair Value Measurements” in the accompanying notes to the consolidated financial statements.

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

(11)
As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” and may have “Control” of this portfolio company as the Company and/or its affiliated funds collectively owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). The Company’s investment in affiliates for the year ended December 31, 2023 were Arrow Home Health, LLC and Caregility Corporation which represented $9,370,413 of Fair Value and 4.9% of Net Assets of the Company. Transactions related to investments in “Controlled/Affiliate Investments” for the year ended December 31, 2023 were as follows:

See accompanying notes.

Portfolio Company	Type of Investment	Amount of Realized Gain (Loss)	Amount of Interest or Dividends Credited to Income (a)	December 31, 2022 Value	Gross Additions (b)	Gross Reductions (c)	Transfers In/(Out) of Affiliates	Amount of Unrealized Gains (Loss)	December 31, 2023 Value
Arrow Home Health LLC (dba Acara Home Health) (d)	First lien senior securred term loan	$-	$122,389	$851,429	$23,200	$(112,557)	$-	$(13,290)	$748,782
	Preferred equity securities (571,080 shares)	-	47,811	578,101	2,799	(1,399)	-	(377,404)	202,097
	Preferred equity securities (56,005 shares)	-	-	-	56,005	-	-	56,005	112,010
Caregility Corporation	First lien senior securred term loan	-	149,178	-	283,192	(3,712,205)	5,362,503	310,726	2,244,216
	Preferred equity securities (151,018 shares)	-	-	-	-	-	-	1,383,250	1,383,250
	Preferred equity securities (446,689 shares)	-	-	-	3,591,494	-	-	517,375	4,108,869
	Warrants (267,801 units)	-	-	-	-	-	443,392	127,797	571,189
Total Affiliate Investments		$-	$319,378	$1,429,530	$3,956,690	$(3,826,161)	$5,805,895	$2,004,459	$9,370,413

(a)	Represents the total amount of interest, fees or dividends credited to income for the portion of the period an investment was included in the Affiliate category.
(b)	Gross additions include increase in the cost basis of investments resulting from purchases, PIK interest or amortization of original issue discount.
(c)	Gross reductions include decreases in the total cost basis of investments resulting from principal repayments or sales.
(d)	The fair value of the investment was determined using significant unobservable inputs.

(12)	Ownership of certain equity investments may occur through a holding company or partnership.
(13)	Investment contains a fixed rate structure.
(14)	The Company has received 46 units of incentive shares which have no Cost or Fair Value as of December 31, 2023.
(15)	Interest disclosed reflects the contractual rate of the First Out tranche under the AAL.
(16)	The interest rate on these loans is subject to 1 month SOFR, which was 5.35% as of December 31, 2023.
(17)	The interest rate on these loans is subject to 3 month SOFR, which was 5.33% as of December 31, 2023.
(18)
Positions have an aggregate unfunded commitment of $16,702,665 in addition to the amounts shown in the Consolidated Schedule of Investments. See Note 11 “Commitments, Contingencies and Risks” in the accompanying notes to the consolidated financial statements.

(19)	The investment is on non-accrual status. See Note 2 “Significant Accounting Policies”.
(20)	The investment includes the fair value and amortized cost of 1,015 shares of common equity issued in conjunction with the preferred equity.
(21)	Income producing through dividends or distributions.
(22)	Investment is held by a subsidiary of the Company. See Note 2 in the accompanying notes to the consolidated financial statements for additional information on the Company’s wholly-owned subsidiary.
(23)	The investment does not accrue PIK for the debt investment as of December 31, 2023.

As of December 31, 2023, the Company had one debt investment on non-accrual status.

Schedule of Investments
December 31, 2022
Portfolio Company (1)(2)(3)(4)(5)(6)	Footnotes	Spread Above Index (7)	Interest Rate		Acquisition Date	Maturity	Principal, Shares, Units	Amortized Cost (8)	Fair Value (9)	% of Net Assets
Investments
First lien senior secured term loan
Aerospace & Defense
Consolidated Machine & Tool Holdings, LLC	(10)(11)	L+7.25%	12.02%		1/15/2020	1/15/2025	6,175,748	$6,094,051	$5,844,055	3.4%
							6,175,748	6,094,051	5,844,055	3.4
Commercial Services & Supplies
PPC Event Services, Inc.	(20)(21)	S+6.76%	11.35%		9/22/2022	9/22/2027	6,555,917	6,470,731	6,429,432	3.8
Swyft AcquireCo LLC (dba Swyft Filings)	(17)(19)	S+2.75%	7.11%		12/20/2021	12/20/2027	306,030	301,457	304,224	0.1
Swyft AcquireCo LLC (dba Swyft Filings)	(11)(19)	S+5.50%	9.86%		12/20/2021	12/20/2027	3,682,383	3,625,692	3,609,840	2.1
							10,544,330	10,397,880	10,343,496	6.0
Construction & Engineering
DCCM, LLC	(10)	L+6.90%	11.67%		8/6/2021	12/30/2026	18,938,595	18,603,528	18,838,220	11.3
Fremont-Wright, LLC	(12)	L+9.00%	13.39%		12/2/2020	12/2/2024	4,615,535	4,579,554	4,580,171	2.8
MechanAir, LLC	(10)	L+10.50%	15.27%		9/2/2021	9/2/2026	8,085,096	7,904,767	6,625,737	4.0
MechanAir, LLC	(11)(20)	S+11.25%	15.84%		4/15/2022	4/15/2027	3,601,334	3,534,629	3,588,009	2.2
							35,240,560	34,622,478	33,632,137	20.3
Consumer Finance
Microf, LLC	(10)	L+10.75%	15.52%		3/29/2019	6/30/2023	3,481,009	3,460,009	3,481,008	2.2
							3,481,009	3,460,009	3,481,008	2.2
Distributors
48forty Intermediate Holdings, Inc.	(20)	S+6.15%	10.74%		10/11/2022	12/1/2026	14,962,500	14,383,702	14,383,702	8.7
							14,962,500	14,383,702	14,383,702	8.7
Diversified Consumer Services
Rock Gate Capital, LLC (dba 160 Driving Academy)	(10)(21)	L+7.50%	12.27%		10/16/2019	10/16/2024	14,456,337	14,281,403	14,400,081	8.8
							14,456,337	14,281,403	14,400,081	8.8
Diversified Telecommunication Services
Caregility Corporation	(10)(18)	L+9.00%	13.77%		12/29/2021	12/29/2024	5,757,839	5,362,503	4,599,360	2.8
Gridsource Incorporated, LLC	(10)(20)	S+8.00%	12.59%		12/16/2022	12/16/2027	4,444,444	4,281,250	4,281,250	2.6
YTC Holdings, Inc. (dba Yorktel)	(10)	L+9.75%	14.52%		9/23/2019	9/23/2024	3,753,200	3,725,056	3,753,200	2.3
							13,955,483	13,368,809	12,633,810	7.7
Electrical Equipment
Masterwork Electronics, Inc.	(20)	S+7.65%	12.24%		11/17/2022	11/17/2027	8,260,870	8,099,828	8,099,828	4.9
							8,260,870	8,099,828	8,099,828	4.9
Entertainment
Chicken Soup For The Soul, LLC	(12)	L+8.50%	12.89%		10/29/2021	3/31/2024	6,547,551	6,498,009	6,547,551	3.9
Linden Research, Inc. (dba Linden Labs)	(10)(11)	L+10.59% + 1.62% PIK	14.77% Cash + 1.62% PIK		12/31/2020	12/31/2025	4,690,085	4,618,458	4,703,236	2.8
NW Entertainment, LLC	(20)	S+7.76%	12.35%		11/4/2022	11/4/2027	6,529,601	6,415,333	6,415,979	3.9
							17,767,237	17,531,800	17,666,766	10.6
Food Products
Uncle John's Pride, LLC	(20)	S+9.11% + 1.00% PIK	13.47% Cash + 1.00% PIK		3/31/2022	3/31/2027	5,469,309	5,368,762	5,370,764	3.2
							5,469,309	5,368,762	5,370,764	3.2
Healthcare Providers & Services
Arrow Home Health, LLC (dba Acara Home Health)	(10)(13)	L+8.50%	13.27%		3/19/2021	3/19/2026	883,775	869,498	851,429	0.5
Klein Hersh, LLC	(11)(20)	S+7.76%	12.35%		4/27/2022	4/27/2027	14,824,494	14,582,709	13,756,353	8.3
							15,708,269	15,452,207	14,607,782	8.8
Hotels, Restaurants & Leisure
The Range NYC, LLC (dba Five Iron Golf)	(20)(21)	S+7.61%	12.20%		9/15/2022	9/15/2027	5,042,017	4,876,933	4,848,856	2.9
							5,042,017	4,876,933	4,848,856	2.9
Household Durables
SkyBell Technologies, Inc.	(22)	0.00%	0.00%		12/13/2019	12/13/2024	4,839,432	4,380,844	2,586,687	1.6
							4,839,432	4,380,844	2,586,687	1.6
Household Products
Coop Home Goods LLC (dba Coop Home Goods)	(11)(20)	S+8.26%	12.85% Cash		6/18/2021	6/18/2026	4,385,303	4,319,885	3,917,365	2.4
							4,385,303	4,319,885	3,917,365	2.4
IT Services
CSI IT, LLC (dba Consulting Solutions)	(10)	L+10.50%	15.27%		1/29/2021	1/29/2026	14,100,695	13,842,228	14,001,990	8.4
							14,100,695	13,842,228	14,001,990	8.4
Leisure Products
MPUSA, LLC (dba Mission)	(10)	L+8.50%	13.27%		12/9/2021	12/9/2026	4,247,780	4,186,414	4,229,089	2.5
							4,247,780	4,186,414	4,229,089	2.5
Machinery
Texas Contract Manufacturing Group, Inc.	(20)	S+12.11%	16.70%		4/27/2022	4/27/2027	6,096,210	5,983,378	5,384,172	3.2
							6,096,210	5,983,378	5,384,172	3.2
Media
PadSquad, LLC	(20)	S+9.00%	13.59%		3/30/2022	3/30/2027	4,814,168	4,727,179	4,814,168	2.9
Trailer Park Group Holdings LLC	(11)(20)	S+7.76%	12.35%		8/2/2021	8/2/2026	14,416,682	14,135,147	14,389,290	8.7
							19,230,850	18,862,326	19,203,458	11.6
Personal Products
Japonesque, LLC	(10)(11)	L+8.00%	12.77%		11/23/2021	11/23/2026	4,549,112	4,480,452	4,335,304	2.6
							4,549,112	4,480,452	4,335,304	2.6
Professional Services
Lasalle Staffing, LLC	(11)(19)	S+7.11%	11.47%		2/15/2022	2/15/2027	7,925,000	7,753,501	7,925,000	4.8
NSC Technologies, LLC	(10)	L+8.50%	13.27%		4/26/2019	4/26/2024	4,394,398	4,352,849	4,160,176	2.5
PQT Ayaquhs, LLC (dba WWC Global)	(20)	S+8.26%	12.85%		8/1/2022	8/1/2027	7,804,435	7,656,886	7,656,151	4.6
							20,123,833	19,763,236	19,741,327	11.9
Software
Proactive Dealer Solutions, LLC	(10)	L+10.00%	14.77%		12/27/2021	12/26/2026	3,253,483	3,186,456	3,253,483	2.0
PureCars Technologies, LLC	(10)(11)	L+6.25%	11.02%		4/18/2019	4/18/2024	1,300,000	1,300,000	1,236,820	0.7
							4,553,483	4,486,456	4,490,303	2.7
Specialty Retail
Clearview Systems, LLC (dba Rip-It)	(20)	S+7.65%	12.24%	%	10/11/2022	10/11/2027	6,452,101	6,314,472	6,318,303	3.8
							6,452,101	6,314,472	6,318,303	3.8
Trading Companies & Distributors
Gateway Dealer Network, LLC	(11)(19)	S+7.85%	12.21%		6/30/2022	6/30/2027	9,831,500	9,696,610	9,831,500	6.0
USBid Inc.	(11)(19)	S+7.26%	11.62%		11/3/2022	11/3/2027	7,031,250	6,877,623	6,877,623	4.2
							16,862,750	16,574,233	16,709,123	10.2
Road & Rail
TCP Acquisition, LLC	(20)(21)	S+7.61%	12.20%		7/26/2022	7/26/2027	15,000,000	14,612,085	14,752,716	8.9
							15,000,000	14,612,085	14,752,716	8.9
Total first lien senior secured term loan								265,743,871	260,982,122	157.3

 See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Schedule of Investments – (continued)
December 31, 2022

Portfolio Company (1)(2)(3)(4)(5)(6)	Footnotes	Spread Above Index (7)	Interest Rate	Acquisition Date	Maturity	Principal, Shares, Units	Amortized Cost (8)	Fair Value (9)	% of Net Assets
Second lien senior secured loan
Professional Services
CorTech, LLC	(10)	L+6.25%	11.02%	3/13/2020	9/30/2025	6,563,134	$6,522,877	$6,250,270	3.8%
						6,563,134	6,522,877	6,250,270	3.8
Total second lien term loan							6,522,877	6,250,270	3.8

Preferred equity securities	(14)
Commercial Services and Supplies
Swyft Filings Holdings, LLC	(23)(24)	-	-	12/20/2021	-	192,444	183,612	285,516	0.2
						192,444	183,612	285,516	0.2
Construction & Engineering
MechanAir Holdings, LLC	(15)(24)	-	13.50% PIK	9/2/2021	-	1,219	1,219,441	-	0.0
Watt Contracting Holdings, LLC	(24)	-	15.00% PIK	4/15/2022	-	2,110,487	2,072,468	2,165,391	1.3
						2,111,706	3,291,909	2,165,391	1.3
Diversified Telecommunication Services
Caregility Corporation	(15)(24)	-	-	12/29/2021	-	151,018	-	1,346,645	0.8
YTC Holdings, Inc. (dba Yorktel)	(15)	-	8.00% PIK	9/23/2019	-	151,018	2,191,398	1,152,729	0.7
						302,036	2,191,398	2,499,374	1.5
Electrical Equipment
HH Masterwork Intermediate, Inc.		-	15.00% PIK	11/17/2022	11/17/2027	1,771,739	1,736,957	1,736,957	1.0
						1,771,739	1,736,957	1,736,957	1.0
Entertainment
NW Entertainment, LLC	(24)	-	10.00% PIK	11/4/2022	11/4/2027	970	955,843	955,843	0.6
						970	955,843	955,843	0.6
Food Products
UJP Acquisition, LLC (dba Uncle John's Pride)	(15)(24)	-	8.00% PIK	3/31/2022	-	1,489,362	1,489,362	1,572,766	0.9
						1,489,362	1,489,362	1,572,766	0.9
Healthcare Providers & Services
Arrow Home Health, LLC (dba Acara Home Health)	(13)(24)	-	-	3/19/2021	-	571,080	562,921	578,101	0.3
						571,080	562,921	578,101	0.3
Leisure Products
MPUSA, LLC (dba Mission)		-	-	12/9/2021	-	13	564,645	564,618	0.3
						13	564,645	564,618	0.3
Media
Channel Factory Holdings, LLC	(15)	-	5.00% Cash + 5.00% PIK	8/27/2020	-	2,381,867	2,238,424	3,469,292	2.1
PadSquad Holdings LLC (dba Padsquad)	(15)(24)	-	6.00% Cash + 6.00% PIK	3/30/2022	-	720,767	1,960,647	2,079,054	1.3
Trailer Park Group Holdings LLC	(15)(24)	-	8.00% PIK	8/2/2021	-	371,822	366,100	907,432	0.5
						3,474,456	4,565,171	6,455,778	3.9
Professional Services
Capone Holdings JV, LLC (dba LaSalle Staffing)		-	-	2/15/2022	-	4,000,000	4,000,000	5,964,267	3.6
Hometown Holdings JV, LLC (dba BWG Strategy)	(15)	-	-	12/24/2020	-	666,667	657,811	844,400	0.5
PQT Ayaquhs, LLC (dba WWC Global)	(15)	-	10.50% PIK	8/1/2022	-	5,774	1,064,516	1,525,806	0.9
						4,672,441	5,722,327	8,334,473	5.0
Software
Proactive Dealer Holdings Parent, LLC		-	10% PIK	12/27/2021	-	1,263,821	1,263,821	1,384,601	0.8
PureCars Technologies Holdings, LLC	(15)(24)	-	8.00% PIK	4/19/2019	-	514	240,065	60,036	0.0
PureCars Technologies, LLC		-	-	7/25/2022	-	78	26,948	26,528	0.0
						1,264,413	1,530,834	1,471,165	0.8
Trading Companies & Distributors
USBid Inc.		-	-	11/3/2022	11/3/2027	469	468,750	468,750	0.3
						469	468,750	468,750	0.3
Total preferred equity securities							23,263,729	27,088,732	16.1

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
(13)
As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” and has “Control” of this portfolio company as the Company and its affiliated funds collectively owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). The Company’s investment in affiliates for the year ended December 31, 2022 were Arrow Home Health, LLC which represented $9,370,413 of Fair Value and 0.9% of Net Assets of the Company. Transactions related to investments in “Controlled/Affiliate Investments” for the year ended December 31, 2022 were as follows:

Portfolio Company	Type of Investment	Amount of Realized Gain (Loss)	Amount of Interest or Dividends Credited to Income (a)	December 31, 2021 Value	Gross Additions (b)	Gross Reductions (c)	Amount of Unrealized Gains (Loss)	December 31, 2022 Value
Arrow Home Health LLC (dba Acara Home Health) (d)	First lien senior secured term loan	$-	$122,389	$851,429	$23,200	$(112,557)	$(13,290)	$748,782
	Preferred equity securities (571,080 shares)	-	47,811	578,101	2,799	(1,399)	(377,404)	202,097
Total Affiliate Investments		$-	$319,378	$1,429,530	$3,956,690	$(3,826,161)	$2,004,459	$9,370,413

(a)	Represents the total amount of interest, fees or dividends credited to income for the portion of the period an investment was included in the Affiliate category.
(b)	Gross additions include increase in the cost basis of investments resulting from purchases, PIK interest or amortization of original issue discount.
(c)	Gross reductions include decreases in the total cost basis of investments resulting from principal repayments or sales.
(d)	The fair value of the investment was determined using significant unobservable inputs.

(14)	Ownership of certain equity investments may occur through a holding company or partnership. In no instances are the holding companies or partnerships wholly owned by the Company.
(15)	Investment contains a fixed rate structure.
(16)	The Company has received 46 units of incentive shares, which have no Cost or Fair Value as of December 31, 2022.
(17)	Interest disclosed reflects the contractual rate of the First Out tranche under the Agreement Among Lenders (“AAL”).
(18)	Caregility Corporation is a wholly owned subsidiary of YTC Holdings, Inc.
(19)	The interest rate on these loans is subject to 1 month SOFR, which was 4.36% as of December 31, 2022.
(20)	The interest rate on these loans is subject to 3 month SOFR, which was 4.59% as of December 31, 2022.
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

Notes to Consolidated Financial Statements

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

Star Mountain Lower Middle-Market Capital Holdings, LLC (the “Holding Company”) was formed as a Delaware limited liability company on December 13, 2023 to hold certain of the Company’s investments for tax purposes. The Holding Company commenced operations on December 13, 2023.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The preparation of these consolidated financial statements is in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying consolidated financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-K and Articles 6 and 10 of Regulation S-X. The Company is an investment company and accordingly follows the investment company accounting and reporting guidance of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies.

Basis of Consolidation

As provided under ASC 946, the Company will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the financial position and results of operations of its wholly owned subsidiary Star Mountain Lower Middle-Market Capital Holdings, LLC (the “Holding Company”). All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of December 31, 2023, and the reported revenue generated and expenses incurred during the reporting period. Actual results could differ from those estimates.

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

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)
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

Revenue Recognition

The Company’s revenue recognition policies are as follows:

Interest income: Interest income is recorded on the accrual basis to the extent that the Company expects to collect such amounts. Interest income is accrued based upon the outstanding principal amount and contractual terms of debt investments. For the years ended December 31, 2023 and 2022 and for the period from May 14, 2021 to December 31, 2021, $42,447,943, $21,041,351 and $4,155,937, respectively, of interest income, excluding PIK interest income, has been accrued as shown on the Consolidated Statements of Operations. As of December 31, 2023 and December 31, 2022, $3,291,794 and $2,873,029 of interest income is receivable, respectively, as shown on the Consolidated Statements of Assets and Liabilities.

Payment In-Kind Income: The Company has certain investments in its portfolio that contain a payment-in-kind (“PIK”) provision, which represents contractual interest or dividends that are added to the principal balance and recorded as income. For loans and debt securities with contractual PIK, the Company generally will not accrue PIK interest for accounting purposes if the portfolio company valuation indicates that such PIK interest is not collectible. To maintain its ability to take a dividend paid deduction, the Company may need to pay out PIK non-cash income amounts in the form of distributions, even though the Company has not yet collected the cash. For the years ended December 31, 2023 and 2022 and for the period from May 14, 2021 to December 31, 2021 $3,189,791, $495,426 and $249,427, respectively, of PIK income has been accrued as shown on the Consolidated Statements of Operations.

Non-accrual: Loans or preferred equity securities are placed on non-accrual status when interest, PIK interest or dividend payments become 90 days or more past due, or when there is reasonable doubt that principal, interest or dividends will be collected. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Any accrued interest receivable in previous year will be written off and corresponding interest income will be reversed, as applicable. Subsequent interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal, interest, PIK interest or dividends are paid, and, in management’s judgment are likely to remain current. Please refer to the Consolidated Schedule of Investments for non-accrual status of investments as of December 31, 2023 and December 31, 2022. As of December 31, 2023 and December 31, 2022 no interest has been written off or reversed as a result of investments being on non-accrual status.

Dividend Income: Dividend income to be paid in-kind on equity securities is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income paid in cash is recorded on the date declared for portfolio companies. Each distribution received from limited liability company and limited partnership interests is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For the years ended December 31, 2023 and 2022 and for the period from May 14, 2021 to December 31, 2021, the Company did not receive any return of capital distributions from its equity investments. For the years ended December 31, 2023 and 2022 and for the period from May 14, 2021 to December 31, 2021 $1,546,675, $181,458 and $94,628, respectively, of dividend income has been accrued as shown on the Consolidated Statements of Operations. As of December 31, 2023 and December 31, 2022, all dividend income has been received.

Original Issue Discount: Discounts to par on portfolio securities are accreted into income over the tenor of the instrument. Any remaining discount is accreted into income upon prepayment or redemption of the instrument and the Company then amortizes such amounts using the effective interest method as interest income over the life of the investment. The unamortized discount as of December 31, 2023 and December 31, 2022, was $6,789,496 and $7,155,487, respectively. The amount of original issue discount amortized for the years ended December 31, 2023 and 2022 and for the period May 14, 2021 to December 31, 2021 was $1,382,244, $862,570 and $101,958, respectively.

Amendment, waiver, and consent fees: In connection with modifying credit agreements with portfolio companies to provide additional operating or borrowing flexibility, the Company may be entitled to amendment, waiver and consent fees to compensate for the potentially enhanced credit risk. Such fees will be recorded as income on the date earned and accrued to the extent the fee is to be compensated in the form of additional principal balance. During the years ended December 31, 2023 and December 31, 2022, $158,980 and $17,054, respectively, of such fees were earned and included in other income in the Consolidated Statements of Operations. No such fees were earned for the period from May 14, 2021 to December 31, 2021.

Early repayment and termination fees: Upon the prepayment of a loan or debt security, any unamortized premium or discount or loan origination fees are recorded as interest income. To the extent the Company receives early repayment fees in connection with pre-maturity loan agreement termination, such income will be recorded on the date of prepayment. The Company and its Advisor generally do not structure transactions with a contractual exit fee to be collected upon loan repayment at maturity. For the years ended December 31, 2023 and December 31, 2022, $0 and $240,314, respectively, of early repayment fees were earned and included in other income on the Consolidated Statements of Operations. No such fees were earned for the period from May 14, 2021 to December 31, 2021.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)
Gains and Losses: Investment transactions are recorded on a trade-date basis. Realized gains or losses on portfolio investments are calculated based upon the difference between the net proceeds from the disposition and the amortized cost basis of the investment, without regard to unrealized gains or losses previously recognized. Realized gains and losses are recorded within net realized gain (loss) on investments on the Consolidated Statements of Operations. Changes in the fair value of investments from the prior period, as approved by the Board based on fair value recommendations from the Advisor in accordance with the Advisor’s valuation policy, are included within net change in unrealized gain (loss) on investments on the Consolidated Statements of Operations. For the years ended December 31, 2023 and 2022 and for the period from May 14, 2021 to December 31, 2021, the Company had $45,283, $43,607 and $240,492, respectively, of net realized gain (loss) on investments as represented on the Consolidated Statements of Operations.

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

Earnings per Share

In accordance with the provisions of ASC Topic 260 – Earnings per Share, basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. The weighted average shares outstanding utilized in the calculation of earnings per share take into account share issues on the issuance date and the Company’s repurchases of its Common Stock on the repurchase date. See Note 9 for additional information on the Company’s share activity. For the years ended December 31, 2023 and 2022 and for the period May 14, 2021 to December 31, 2021, there were no potentially dilutive common shares issued.

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

Cash Equivalents

Cash equivalents are highly liquid investments with a current maturity of three months or less at the date of acquisition, which may include temporary investments in U.S. Treasury Bills (of varying maturities) or money market funds. There were no cash equivalents outstanding on the Company’s Consolidated Statements of Assets and Liabilities as of December 31, 2023 and December 31, 2022.

Unamortized Deferred Financing Costs

Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. Deferred financing costs are capitalized as incurred and amortized on a straight-line basis to maturity of the Secured Credit Facility (as defined herein). For the years ended December 31, 2023 and 2022 and for the period May 14, 2021 to December 31, 2021, the Company had $627,611, $440,322 and $37,131, respectively, of expensed financing costs included in interest and other financing fees on the Consolidated Statements of Operations. As of December 31, 2023 and December 31, 2022, the Company had $846,916 and $1,474,527, respectively, of unamortized deferred financing costs as shown in deferred financing cost on the Consolidated Statements of Assets and Liabilities.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)
Organization and Offering Costs

Organizational and offering costs are expensed as incurred. These expenses consist primarily of legal fees and other costs incurred with Company’s share offerings, the preparation of the Company’s registration statement, and registration fees. For the years ended December 31, 2023, 2022, the Company had incurred no organizational costs, and for the period from May 14, 2021 to December 31, 2021, the Company had incurred organizational costs in the amount of $272,555. As of December 31, 2023 and December 31, 2022, no organizational costs remained payable on the Consolidated Statements of Assets and Liabilities.  For the years ended December 31, 2023 and 2022 and for the period from May 14, 2021 to December 31, 2021, the Company incurred offering costs in the amount of $209,416, $273,988 and $57,205, respectively, as shown as a component of the general and administrative fees in the Consolidated Statements of Operations, of which $40,050 and $96,785 remained payable as of December 31, 2023 and December 31, 2022, respectively, and is included in other payables on the Consolidated Statements of Assets and Liabilities.

Custodian Fees

The Company has entered into a custody agreement with State Street Bank and Trust Company (the “Custodian”). For the years ended December 31, 2023 and 2022 and for the period from May 14, 2021 (date of formation) to December 31, 2021, the Company incurred expenses for services provided by the Custodian of $30,000, $30,000 and $11,507, respectively, which is included in professional fees on the Consolidated Statements of Operations. As of December 31, 2023 and December 31, 2022, $14,004 and $4,069, respectively, remained payable, which is included in professional fees payable on the Consolidated Statements of Assets and Liabilities.

Income Taxes

On May 14, 2021, the Company elected to be regulated as a BDC under the 1940 Act. The Company also elected to be treated as a RIC under Subchapter M of the Code and intends to qualify annually as a RIC. As long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its Stockholders. Rather, any tax liability related to income earned by the Company represents obligations of the Company’s Stockholders and will not be reflected in the consolidated financial statements of the Company.

To qualify as a RIC under Subchapter M of the Code, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its Stockholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses. In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending October 31 in that calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years and on which the Company paid no U.S. federal income tax. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. For the years ended December 31, 2023 and 2022 and for the period from May 14, 2021 to December 31, 2021, the Company did not record a net expense on the Consolidated Statements of Operations for U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current period. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company did not record any uncertain income tax positions for the years ended December 31, 2023 and 2022 and for the period ending December 31, 2021.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). This change is intended to improve reportable segment requirements, primarily through enhanced disclosures about significant segment expenses, allowing financial statement users to better understand the components of a segment’s profit or loss and assess potential future cash flows for each reportable segment and the entity as a whole. The amendments expand a public entity’s segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker, clarifying when an entity may report one or more additional measures to assess segment performance, requiring enhanced interim disclosures, and providing new disclosure requirements for entities with a single reportable segment among other new disclosure requirements. The amendments are effective for fiscal years beginning after December 15, 2023,  and interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. Although the ASU only requires additional disclosure about the Company’s operating segment, the Company is currently evaluating the impact of adopting this guidance with respect to the consolidated financial statements.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)
In January 2021, the FASB issued Accounting Standards Update No. 2021-01 (“ASU 2021-01”), “Reference Rate Reform (Topic 848)”. ASU 2021-01 is an update of ASU 2020-04, which is in response to concerns about structural risks of interbank offered rates, and particularly the risk of cessation of LIBOR. Regulators have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. ASU 2020-04 provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. ASU 2020- 04 is elective and applies to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The ASU 2021-01 update clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The amendments in this update are effective immediately through December 31, 2022, for all entities. On December 21, 2022, the FASB issued a new Accounting Standards Update ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848,” that extends the sunset (or expiration) date of Accounting Standards Codification (ASC) Topic 848 to December 31, 2024. This gives reporting entities two additional years to apply the accounting relief provided under ASC Topic 848 for matters related to reference rate reform. The ASU is effective immediately. The Company has evaluated its impact on the Company’s consolidated financial statements. Accordingly, all of the Company’s relevant credit agreements have transitioned to Secured Overnight Financing Rate (“SOFR”) as of December 31, 2023.

Note 3. Investments

The following tables show the composition of the Company’s investment portfolio, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	December 31, 2023
	Amortized Cost		Fair Value
First Lien Senior Secured Loan	$332,292,188	87.8%	$319,229,009	84.7%
Second Lien Senior Secured Loan	6,305,249	1.7	6,059,372	1.6
Senior Unsecured Notes	2,033,098	0.5	1,384,446	0.4
Preferred Equity Securities	31,684,552	8.4	41,804,395	11.1
Warrants and Other Equity Securities	2,867,756	0.8	5,706,423	1.5
Fund Investments	2,898,305	0.8	2,809,327	0.7
Total	$378,081,148	100.0%	$376,992,972	100.0%

	December 31, 2022
	Amortized Cost		Fair Value
First Lien Senior Secured Loan	$265,743,871	88.4%	$260,982,122	86.1%
Second Lien Senior Secured Loan	6,522,877	2.2	6,250,270	2.1
Preferred Equity Securities	23,263,729	7.7	27,088,732	8.9
Warrants and Other Equity Securities	2,447,879	0.8	5,829,429	1.9
Fund Investments	2,855,855	0.9	3,045,128	1.0
Total	$300,834,211	100.0%	$303,195,681	100.0%

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)
The following tables show the composition of the Company’s investment portfolio by geographic region, at amortized cost and fair value (with corresponding percentage of total portfolio investments). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business:

	December 31, 2023
	Amortized Cost		Fair Value
Southeast	$117,249,715	31.0%	$112,796,734	29.8%
Midwest	72,946,758	19.3	72,951,802	19.4
Northeast	53,801,241	14.2	55,247,793	14.7
West	53,349,023	14.1	51,488,613	13.7
East	33,935,529	9.0	33,986,375	9.0
Southwest	25,324,544	6.7	24,996,508	6.6
South	21,474,338	5.7	25,525,147	6.8
Total	$378,081,148	100.0%	$376,992,972	100.0%

	December 31, 2022
	Amortized Cost		Fair Value
Southeast	$85,623,345	28.4%	$85,292,317	28.1%
Midwest	59,467,806	19.8	59,601,511	19.7
West	52,326,463	17.4	52,216,550	17.2
Northeast	44,592,174	14.8	46,433,182	15.3
Southwest	26,959,274	9.0	27,810,986	9.2
East	23,143,747	7.7	22,594,017	7.5
South	8,721,402	2.9	9,247,118	3.0
Total	$300,834,211	100.0%	$303,195,681	100.0%

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)
The following tables show the composition of the Company’s investment portfolio by industry, at amortized cost and fair value (with corresponding percentage of total portfolio investments):
	December 31, 2023
	Amortized Cost		Fair Value
Aerospace & Defense	$7,903,421	2.1%	$7,394,163	2.0%
Chemicals	14,538,407	3.8	14,538,407	3.9
Commercial Services & Supplies	11,312,244	3.0	11,282,346	2.9
Construction & Engineering	58,140,914	15.4	55,540,524	14.7
Consumer Finance	3,407,754	0.9	3,617,879	1.0
Distributors	14,299,832	3.8	13,807,774	3.7
Diversified Consumer Services	14,905,882	3.9	15,182,176	4.0
Diversified Financials	2,898,305	0.8	2,809,327	0.7
Diversified Telecommunication Services	27,384,130	7.2	30,834,843	8.2
Electrical Equipment	10,390,564	2.7	8,320,050	2.2
Entertainment	18,257,039	4.8	18,478,875	4.9
Food Products	9,847,037	2.6	11,682,654	3.1
Healthcare Providers & Services	44,285,303	11.7	43,324,687	11.5
Hotels, Restaurants & Leisure	4,910,858	1.3	4,909,528	1.3
Household Durables	4,618,637	1.2	2,341,518	0.6
Household Products	4,871,468	1.3	4,465,076	1.2
IT Services	18,368,354	4.9	18,406,891	4.9
Leisure Products	4,727,860	1.3	3,852,760	1.0
Machinery	4,832,798	1.3	4,687,302	1.2
Media	23,580,771	6.2	25,870,278	6.9
Personal Products	4,451,581	1.2	4,457,979	1.2
Professional Services	31,270,864	8.3	36,611,515	9.7
Software	6,082,519	1.6	7,590,857	2.0
Specialty Retail	6,333,920	1.7	6,367,578	1.7
Trading Companies & Distributors	15,986,679	4.2	10,144,017	2.7
Transportation Infrastructure	10,474,007	2.8	10,473,968	2.8
Total	$378,081,148	100.0%	$376,992,972	100.0%

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)
	December 31, 2022
	Amortized Cost		Fair Value
Aerospace & Defense	$6,236,534	2.0%	$5,877,696	1.8%
Commercial Services & Supplies	10,581,492	3.5	10,629,012	3.5
Construction & Engineering	38,854,336	12.9	36,895,770	12.2
Consumer Finance	3,460,009	1.2	3,836,822	1.3
Distributors	14,383,702	4.8	14,383,702	4.7
Diversified Consumer Services	14,281,403	4.7	14,502,291	4.8
Diversified Financials	2,855,855	0.9	3,045,128	1.0
Diversified Telecommunication Services	16,003,601	5.3	17,241,546	5.7
Electrical Equipment	9,836,785	3.3	9,836,785	3.2
Entertainment	18,531,121	6.2	19,165,339	6.3
Food Products	6,858,124	2.3	6,953,360	2.3
Healthcare Providers & Services	16,015,128	5.3	15,185,883	5.0
Hotels, Restaurants & Leisure	4,948,532	1.6	4,919,446	1.6
Household Durables	4,380,844	1.5	2,586,687	0.9
Household Products	4,855,599	1.6	4,073,972	1.3
IT Services	13,842,228	4.6	14,001,990	4.6
Leisure Products	4,751,059	1.6	4,793,707	1.6
Machinery	5,983,378	2.0	6,635,785	2.2
Media	23,427,497	7.8	25,659,236	8.5
Personal Products	4,480,452	1.5	4,335,304	1.4
Professional Services	32,279,702	10.7	34,425,860	11.4
Road & Rail	14,612,085	4.9	14,752,716	4.9
Software	6,017,290	2.0	5,961,468	2.0
Specialty Retail	6,314,472	2.1	6,318,303	2.1
Trading Companies & Distributors	17,042,983	5.7	17,177,873	5.7
Total	$300,834,211	100.0%	$303,195,681	100.0%

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

Notes to Consolidated Financial Statements – (continued)
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

The consolidated financial statements include portfolio investments at fair value of $376,992,972 and $303,195,681 as of December 31, 2023 and December 31, 2022, respectively.

The Company valued its investments in underlying funds based on its proportionate interest in NAV of the underlying funds. For the purpose of classifying the investments in underlying funds within the fair value hierarchy, the Company makes use of the practical expedient under ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or its Equivalent). As of December 31, 2023 and December 31, 2022, the Company’s investments in underlying funds amounted to $2,809,327 and $3,045,128, respectively.

U.S. GAAP requires that the Company disclose the Company’s pro-rata portion of individual securities, if available, that are reported to the Company by the underlying portfolio funds that exceed 5% of the Company’s capital balance.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)
The following tables present fair value measurements of investments, by major class according to the fair value hierarchy.

	Fair Value Measurements
December 31, 2023	Level 1	Level 2	Level 3	Total
First Lien Senior Secured Loan	$-	$-	$319,229,009	$319,229,009
Second Lien Senior Secured Loan	-	-	6,059,372	6,059,372
Senior Unsecured Notes	-	-	1,384,446	1,384,446
Preferred Equity Securities	-	-	41,804,395	41,804,395
Warrants and Other Equity Securities	-	-	5,706,423	5,706,423
Total	$-	$-	$374,183,645	$374,183,645
Fund Investments				2,809,327
Total Investments				$376,992,972

	Fair Value Measurements
December 31, 2022	Level 1	Level 2	Level 3	Total
First Lien Senior Secured Loan	$-	$-	$260,982,122	$260,982,122
Second Lien Senior Secured Loan	-	-	6,250,270	6,250,270
Preferred Equity Securities	-	-	27,088,732	27,088,732
Warrants and Other Equity Securities	-	-	5,829,429	5,829,429
Total	$-	$-	$300,150,553	$300,150,553
Fund Investments				3,045,128
Total Investments				303,195,681

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

The following table provides a reconciliation of the beginning and ending balances for investments at fair value that use Level 3 inputs for the year ended December 31, 2023:

	Investments
	First Lien Senior Secured Loan	Second Lien Senior Secured Loan	Senior Unsecured Notes	Preferred Equity Securities	Warrants and Other Equity Securities	Fund Investments	Total Investments
Balance as of December 31, 2022	$260,982,122	$6,250,270	$-	$27,088,732	$5,829,429	$3,045,128	$303,195,681
Net realized gain (loss) on investments	45,283	-	-	-	-	-	45,283
Net change in unrealized gain (loss) on investments	(8,301,430)	26,730	(648,652)	6,294,840	(542,883)	(278,251)	(3,449,646)
Purchases of investments and other adjustments to cost (1)	84,305,658	(14,038)	229,700	10,224,221	419,877	42,450	95,207,868
Proceeds from sales of investments	(2,679,712)	-	-	-	-	-	(2,679,712)
Proceeds from principal repayments (2)	(15,122,912)	(203,590)	-	-	-	-	(15,326,502)
Lien status change	-	-	1,803,398	(1,803,398)	-	-	-
Balance as of December 31, 2023	$319,229,009	$6,059,372	$1,384,446	$41,804,395	$5,706,423	$2,809,327	$376,992,972

(1)	Includes purchases of new investments, premium and discount accretion and amortization and PIK interest.
(2)	Includes paydowns receivable included in the Consolidated Statements of Assets and Liabilities.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)
The following table provides a reconciliation of the beginning and ending balances for investments at fair value that use Level 3 inputs for the year ended December 31, 2022:

	Investments
	First Lien Senior Secured Loan	Second Lien Senior Secured Loan	Preferred Equity Securities	Warrants and Other Equity Securities	Fund Investments	Total Investments
Balance as of December 31, 2021	$79,686,882	$9,748,549	$10,604,516	$3,600,418	$-	$103,640,365
Net realized gain on investments	43,607	-	-	-	-	43,607
Net change in unrealized gain (loss) on investments	(4,927,777)	(205,084)	2,076,625	2,049,230	189,273	(817,733)
Purchases of investments and other adjustments to cost (1)	185,559,090	15,868,326	14,407,591	179,781	2,855,855	218,870,643
Proceeds from sales of investments	(7,971,150)	-	-	-	-	(7,971,150)
Proceeds from principal repayments (2)	(10,246,750)	(323,301)	-	-	-	(10,570,051)
Lien status change	18,838,220	(18,838,220)	-	-	-	-
Balance as of December 31, 2022	$260,982,122	$6,250,270	$27,088,732	$5,829,429	$3,045,128	$303,195,681

(1)	Includes purchases of new investments, premium and discount accretion and amortization and PIK interest.
(2)	Includes paydowns receivable included in the Consolidated Statements of Assets and Liabilities.

The net change in unrealized gain (loss) on investments included on the Consolidated Statements of Operations for the years ended December 31, 2023 and December 31, 2022, attributable to Level 3 investments still held as of December 31, 2023 and December 31, 2022 was $(5,567,922) and $(4,321,189), respectively.

Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period which the reclassifications occur. There were no transfers among Levels 1, 2 and 3 for the years ended December 31, 2023 and December 31, 2022.

Purchases (including accretion, amortization, PIK interest) for the year ended December 31, 2023 amounted to $95,207,868 of fair value. Purchases (including accretion, amortization, PIK interest) for the year ended December 31, 2022 amounted to $218,870,643 of fair value.

For the year ended December 31, 2023, the Company invested (net of original issue discount) $66,166,847 in seven new portfolio companies and $24,468,986 in twenty eight existing portfolio companies as reflected in the Consolidated Schedule of Investments. For the year ended December 31, 2022, the Company invested (net of original issue discount) $150,843,665 in twenty two new portfolio companies and $66,668,982 in sixteen existing portfolio companies as reflected in the Consolidated Schedule of Investments.

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

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)
The table below summarizes the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy as of December 31, 2023.

						Range
	Fair Value	Valuation Technique	Unobservable Input	Weighted Average Mean		Minimum		Maximum
Assets:
First Lien Senior Secured Loan	$297,206,519	Discounted Cash Flow	Market Yields	15.3%		7.0%		27.0%
			EBITDA Multiple	8.15	x	1.97	x	35.50	x
First Lien Senior Secured Loan	5,270,878	Discounted Cash Flow	Market Yields	21.8%		19.0%		25.9%
			Revenue Multiple	0.62	x	0.30	x	0.80	x
First Lien Senior Secured Loan	15,201,958	Enterprise Value Method	Revenue Multiple	1.77	x	0.40	x	8.43	x
First Lien Senior Secured Loan	1,549,654	Enterprise Value Method	EBITDA Multiple	5.50	x	5.00	x	6.00	x
Second Lien Senior Secured Loan	6,059,372	Discounted Cash Flow	Market Yields	16.6%		15.5%		17.7%
			EBITDA Multiple	7.50	x	7.00	x	8.00	x
Senior Unsecured Note	1,384,446	Discounted Cash Flow	Market Yields	26.7%		26.7%		26.7%
			EBITDA Multiple	9.00	x	8.50	x	9.50	x
Preferred Equity Securities	26,528	Discounted Cash Flow	Market Yields	23.3%		23.3%		23.3%
			Revenue Multiple	0.40	x	0.30	x	0.50	x
Preferred Equity Securities	4,154,769	Enterprise Value Method	Gross Profit Multiple	2.60	x	2.10	x	3.10	x
			EBITDA Multiple	12.50	x	12.00	x	13.00	x
Preferred Equity Securities	5,511,310	Enterprise Value Method	Revenue Multiple	2.49	x	0.30	x	3.00	x
Preferred Equity Securities	32,111,788	Enterprise Value Method	EBITDA Multiple	7.51	x	3.25	x	14.00	x
Warrants and Other Equity Securities	571,189	Enterprise Value Method	Revenue Multiple	2.50	x	2.00	x	8.43	x
Warrants and Other Equity Securities	5,135,234	Enterprise Value Method	EBITDA Multiple	6.58	x	3.25	x	35.50	x
Fund Investments	2,809,327	Other	N/A	N/A		N/A		N/A
Total Level 3 Assets	$376,992,972

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

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)
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

An affiliated company is a company in which the Company has an ownership interest of 5% or more of its voting securities. A controlled affiliate company is a company in which the Company and its affiliated funds have an ownership interest of more than 25% of its voting securities. Please see the Company’s Consolidated Schedule of Investments for the type of investment, principal amount, interest rate including the spread, and the maturity date. For the years ended December 31, 2023 and December 31, 2022, Star Mountain Fund Management, LLC’s managed funds had an ownership interest of 25% or more in one company’s voting securities.

Transactions related to the Company’s investments with controlled affiliates for the years ended December 31, 2023 and December 31, 2022, were as follows:

December 31, 2023	Equity Ownership Held by the Company	Equity Ownership Held by Star Mountain Affiliate Funds
Issuer:
Arrow Home Health LLC	2.2%	55.5%
Caregility Corporation	7.9%	37.4%

December 31, 2022	Equity Ownership Held by the Company	Equity Ownership Held by Star Mountain Affiliate Funds
Issuer:
Arrow Home Health LLC	2.2%	55.5%

Note 6. Transactions with Related Parties

Star Mountain Lower Middle-Market (Offshore) Ltd. (the “Feeder Fund”) was formed as a Cayman Islands exempted company and commenced operations on August 17, 2021. The Feeder Fund has been formed to invest all or substantially all of its investable assets in the common stock of the Company. As of December 31, 2023 and December 31, 2022, the Feeder Fund had $17,313,800 and $12,470,000 in capital committed to the Company, respectively, and an ownership percentage in the Company of 7.93% and 5.67%, respectively. As of December 31, 2023 and December 31, 2022, the Feeder Fund had $110,891 of contributions payable to the Company.

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

On June 14, 2023, the Company entered into an amended and restated investment advisory agreement with the Advisor (the “Amended and Restated Investment Advisory Agreement”), replacing the Investment Advisory Agreement pursuant to which effective June 14, 2023 (the “Effective Date”), the base management fee was reduced from 1.75% to 1.25% per annum of the average of the Company’s total gross assets (excluding cash or cash equivalents but including assets purchased with borrowed amounts) as of the end of each of the two most recently completed calendar quarters.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)
Management fees for the years ended December 31, 2023 and 2022 and for the period from May 14, 2021 to December 31, 2021 were $5,183,339, $3,467,163 and $757,520, respectively. For the years ended December 31, 2023 and 2022 and for the period from May 14, 2021 to December 31, 2021, Star Mountain Fund Management, LLC elected to voluntarily waive $633,649, $279,725 and $0, respectively, of such management fees. The management fees waived are not recoupable by Star Mountain Fund Management, LLC. There is no guarantee that Star Mountain Fund Management, LLC will waive management fees in the future, and Star Mountain Fund Management, LLC may discontinue or modify any such waivers in the future at its discretion. As of December 31, 2023 and December 31, 2022, $1,121,412 and $1,049,992 of management fees remained payable, respectively.

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

As of the Effective Date, the Income Incentive Fee was reduced from 20% to 17.5% of the Company’s pre-incentive fee net investment income.

Under the Amended and Restated Investment Advisory Agreement, the Company pays the Advisor an incentive fee with respect to its pre-incentive fee net investment income in each calendar quarter as follows:

•	no incentive fee in any calendar quarter in which the pre-incentive fee net investment income does not exceed the hurdle rate of 1.75% (7% annually);

•
100% of the Company’s pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than or equal to the product of (i) 2.1212% per quarter (8.4848% annualized) and (ii) the Company’s net assets at the end of the immediately preceding quarter. The Company refers to this portion of the Company’s pre-incentive fee net investment income as the “catch-up” provision. The catch-up is meant to provide the Advisor with approximately 17.5% of the pre-incentive fee net investment income if a hurdle rate did not apply; and

•
17.5% of the Company’s pre-incentive fee net investment income that exceeds the “catch-up” provision. This provides that once the hurdle amount and the catch-up provision are achieved, 17.5% of all pre-incentive fee net investment income thereafter is allocated to the Advisor.

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

Notes to Consolidated Financial Statements – (continued)
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

Incentive fees for the years ended December 31, 2023 and 2022 and for the period from May 14, 2021 to December 31, 2021 were $4,996,040, $1,960,085 and $225,883, respectively. For the years ended December 31, 2023 and 2022 and for the period from May 14, 2021 to December 31, 2021 Star Mountain Fund Management, LLC elected to voluntarily waive $1,034,565, $2,185,968 and $0 of such incentive fees, respectively. The incentive fees waived for the years ended December 31, 2023 and 2022 are not recoupable and there is no guarantee that Star Mountain Fund Management, LLC will waive incentive fees in the future, and Star Mountain Fund Management, LLC may discontinue or modify any such waivers in the future at its discretion. As of December 31, 2023 and December 31, 2022, $3,961,476 and $0 of such incentive fees remained payable, respectively.

Administration Fees

The Company has entered into the Administration Agreement with the Administrator, under which the Company reimburses the Administrator for its allocable portion of overhead and other expenses, including the costs of furnishing the Company with office facilities and equipment and providing clerical, bookkeeping, record-keeping and other administrative services at such facilities, and the Company’s allocable portion of the cost of the chief financial officer and chief compliance officer and their respective staffs. To the extent that the Administrator outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis, without incremental profit, to the Administrator. For the years ended December 31, 2023 and 2022 and for the period from May 14, 2021 to December 31, 2021 the Company incurred reimbursement expenses of $237,082, $182,766 and $115,068, respectively, included under General and Administrative fees on the Consolidated Statements of Operations. As of December 31, 2023 and December 31, 2022, $79,070 and $35,877 of reimbursement expense was payable as shown in the Consolidated Statements of Assets and Liabilities as reimbursement expense payable, respectively.

The Administrator has entered into a sub-administration agreement with SS&C Technologies, Inc. (the “Sub-Administrator”), under which the Sub-Administrator provides various accounting and administrative services to the Company. Administrative services may include maintenance of the Company’s books and records, processing of investor transactions, and calculation of the NAV. For the years ended December 31, 2023 and 2022 and for the period from May 14, 2021 to December 31, 2021, the Company incurred expenses for services provided by the Sub-Administrator of $636,927, $412,218 and $99,285, respectively, which is included in professional fees on the Consolidated Statements of Operations. As of December 31, 2023 and December 31, 2022, there were no amounts payable for expenses incurred for services provided by the Sub-Administrator.

Directors’ Fees

The Company incurs certain fees and expenses paid to the Company’s independent directors (including expenses and costs related to meetings of the independent directors); for the years ended December 31, 2023 and 2022 and for the period from May 14, 2021 to December 31, 2021 directors’ expenses are $91,250, $89,151 and $50,849, respectively, as shown on the Consolidated Statements of Operations. As of December 31, 2023 and December 31, 2022, $23,750 and $20,000 of directors’ expenses remained payable, respectively, which is included in professional fees payable as shown on the Consolidated Statements of Assets and Liabilities.

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

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)
As of December 31, 2023 and December 31, 2022, the Secured Credit Facility commitment amounts were as follows:

Secured Credit Facility Lender	As of December 31, 2023 Commitment	As of December 31,2022 Commitment
Webster Bank	$67,500,000	$67,500,000
Blue Ridge Bank	25,000,000	25,000,000
First Foundation Bank	20,000,000	20,000,000
Mitsubishi HC Capital America, Inc.	20,000,000	20,000,000
Woodforest National Bank	20,000,000	20,000,000
Forbright Bank	17,500,000	17,500,000
Apple Bank	15,000,000	15,000,000
Peapack-Gladstone Bank	15,000,000	15,000,000
Total Commitment	$200,000,000	$200,000,000

Borrowings can be increased to a maximum of $350 million in accordance with the Secured Credit Facility accordion feature terms and conditions and are limited by various advance rates and concentration limits.

As of December 31, 2023 and December 31, 2022, the total fair value of the borrowings outstanding under the Secured Credit Facility was $176,500,000 and $145,000,000, respectively.

Advances under the Secured Credit Facility bear interest at a per annum rate equal to the Prime rate in effect on such day minus 0.35%. Inclusive of syndication, agency, and administrative fees paid to Webster, the total annualized cost of capital is estimated to be 8.0%. The Company will also pay a non-utilization fee on the average daily unused amount of the aggregate commitments until the commitment termination date (as defined in the Loan Agreement). As of December 31, 2023 and December 31, 2022, the total commitments under the Secured Credit Facility were $200 million. Proceeds from borrowings under the Secured Credit Facility may be used to finance certain investments, fulfill payment obligations under the Secured Credit Facility, make distributions/payments permitted by the Loan Agreement. All amounts outstanding under the Secured Credit Facility must be repaid by the fourth anniversary of the initial closing of the Secured Credit Facility. The Company’s obligations to the lenders under the Secured Credit Facility are secured by a first priority security interest in substantially all of the Company’s assets, subject to certain exclusions.

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

On June 22, 2022 the Company entered into a Loan and Security Agreement with East West Bank, which provides for cash or credit advances of up to $25 million (the “Revolving Credit Line”) pursuant to the terms and conditions of the Revolving Credit Line. On September 26, 2022, the Company entered into an amendment with East West Bank, to downsize the Revolving Credit Line to $21 million. On May 17, 2023, the Company repaid the outstanding balance in full and terminated the loan and security agreement initially entered into on June 22, 2022. As of December 31, 2023 and December 31, 2022, the total fair value of the borrowings outstanding under the Revolving Credit Line were $0 and $8,000,000, respectively.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)
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

	For the year ended
	December 31, 2023	December 31, 2022	For the period May 14, 2021* to December 31, 2021
Interest expense - Secured Credit Facility	$12,108,069	$4,222,007	$129,638
Interest expense - Revolving Credit Line	38,624	433,472	-
Unused commitment fees	278,783	277,339	149,153
Amortization of deferred financing costs	627,611	440,322	37,131
Utilization fees	1,141,897	425,175	9,979
Total interest and other debt financing fees	$14,194,984	$5,798,315	$325,901
Average debt outstanding	$154,152,055	$90,928,767	$6,810,345
Average stated interest rate	7.88%	5.12%	2.99%

*	Date of formation of the Company.
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

Because federal income tax regulations differ from accounting principles generally accepted in the United States, distributions in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes. Differences may be permanent or temporary in nature. Permanent differences are reclassified among capital accounts in the consolidated financial statements to reflect their appropriate tax character. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future.

The calculation of reclassifications due to permanent book-to-tax differences and tax character of distributions declared are performed at each calendar year end and have no impact on net assets.

The following permanent differences were reclassified for tax purposes for the years ended December 31, 2023, December 31, 2022 and for the period from May 14, 2021 to December 31, 2021:

	For the year ended
	December 31, 2023	December 31, 2022	For the period May 14, 2021* to December 31, 2021
Increase (decrease) in capital in excess of par value	$-	$202,722	$10,594,332
Increase (decrease) in accumulated undistributed (overdistributed) earnings	-	(202,722)	(10,594,332)

*	Date of Formation of the Company.

Taxable income generally differs from net increase (decrease) in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses and generally excludes unrealized gain (loss) on investments as investment gains and losses are not included in taxable income until they are realized. The temporary and permanent differences in the recognition of income and expenses for the years ended December 31, 2023, December 31, 2022 and for the period from May 14, 2021 to December 31, 2021 are primarily due to organizational cost amortization.

Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. Under the Regulated Investment Company Modernization Act of 2010, capital losses incurred after September 30, 2011 are not subject to expiration and retain their character as either short-term or long-term capital losses. As of December 31, 2023 and December 31, 2022, the Company had no short-term capital loss carryforwards. As of December 31, 2023 and December 31, 2022, the Company had no long-term capital loss carryforwards.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)
The following table reconciles the components of accumulated undistributed (overdistributed) earnings:

	For the year ended
	December 31, 2023	December 31, 2022	For the period May 14, 2021* to December 31, 2021
Net accumulated change in unrealized gain (loss)	$(1,559,013)	$2,090,736	$3,399,241
Undistributed ordinary income	701,484	399,145	-
Other cumulative effect of timing differences	(224,715)	(242,886)	(261,056)
Total accumulated undistributed (overdistributed) earnings	$(1,082,244)	$2,246,995	$3,138,185

*	Date of Formation of the Company.

For income tax purposes, distributions paid to stockholders are reported as ordinary income, return of capital, redemption, long term capital gains or a combination thereof. The following table provides the tax character of distributions declared for the years ended December 31, 2023, December 31, 2022 and for the period from May 14, 2021 to December 31, 2021:

	For the year ended
	December 31, 2023	December 31, 2022	For the period May 14, 2021* to December 31, 2021
Ordinary income	$22,097,019	$10,682,401	$2,267,468
Redemption	-	-	13,457,540
Long-term capital gains	3,773	-	240,492
Total	$22,100,792	$10,682,401	$15,965,500

*	Date of Formation of the Company.

As of December 31, 2023, the estimated cost basis of investment for U.S. federal income tax purposes was $378,551,985, resulting in estimated net unrealized loss of $(1,559,013), comprised of estimated gross unrealized gains of $20,541,825 and gross unrealized losses of $22,100,838. As of December 31, 2022, the estimated cost basis of investment for U.S. federal income tax purposes was $301,104,946, resulting in estimated net unrealized gain of $2,090,736, comprised of estimated gross unrealized gains of $11,979,460, and gross unrealized losses of $9,888,724.

Note 9. Stock Issuances

As of December 31, 2023 and December 31, 2022, the total number of shares of all classes of capital stock that the Company has the authority to issue was 200,000,000 shares of Common Stock, par value $0.001 per share.

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

For the year ended December 31, 2023, the Company entered into subscription agreements (collectively, the “Subscription Agreements”) with new investors, providing for the private placement of common shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase common shares up to the amount of their respective capital commitments on an as-needed basis with a minimum of 8 business days’ prior notice. As of December 31, 2023 and December 31, 2022, the Company had received capital commitments totaling $218,337,762 and $219,908,470, respectively.

As of December 31, 2023, net contributions of $204,144,825 had been made by Stockholders and $14,192,937 remained available to be drawn by the Company. As of December 31, 2022, net contributions of $165,406,541 had been made by Stockholders and $54,501,929 remained available to be drawn by the Company.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)
The following tables summarize the issuance of shares for the years ended December 31, 2023 and 2022 and for the period from May 14, 2021 to December 31, 2021:

Date	Price per share	Shares Issued	Proceeds
For the year ended December 31, 2023:
March 21, 2023	$25.31	803,600	$20,339,128
May 15, 2023	25.30	343,695	8,695,500
August 28, 2023	25.49	179,590	4,577,750
December 8, 2023	25.41	198,169	5,035,468
		1,525,054	$38,647,846

Stock issued in connection with dividend reinvestment plan
January 26, 2023	25.34	86,086	2,181,430
May 5, 2023	25.38	98,060	2,488,754
July 31, 2023	25.56	100,593	2,571,168
November 10, 2023	25.55	114,935	2,936,599
		399,674	$10,177,951
Total		1,924,728	$48,825,797

Date	Price per share	Shares Issued	Proceeds
For the year ended December 31, 2022:
March 25, 2022	$25.59	708,935	$18,142,000
April 21, 2022	25.73	446,880	11,448,234
September 12, 2022	25.58	441,121	11,283,885
November 22, 2022	25.25	2,186,113	55,199,312
		3,783,049	$96,073,431

Stock issued in connection with dividend reinvestment plan
January 14, 2022	25.32	24,306	615,437
May 20, 2022	25.64	21,875	560,883
July 29, 2022	25.51	36,141	921,955
November 4, 2022	25.34	49,212	1,247,052
		131,534	3,345,327
Total		3,914,583	$99,418,758

Date	Price per share	Shares Issued	Proceeds
Period from May 14, 2021* to December 31, 2021:
May 14, 2021	$25.00	1,688,601	$42,215,029
June 11, 2021	25.19	629,240	15,851,000
August 17, 2021	25.10	244,608	6,139,651
November 4, 2021	25.88	740,397	19,161,474
		3,302,846	$83,367,154

Stock issued in connection with dividend reinvestment plan
August 20, 2021	25.07	11,997	300,751
November 19, 2021	25.78	5,631	145,176
		17,628	445,927
Total		3,320,474	$83,813,081

*	Date of formation of the Company.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)
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

The following tables summarize the repurchase of shares for the years ended December 31, 2023 and 2022.

Quarter Ended	Purchase Price	Shares Repurchased	Amount Paid in Cash
Stock repurchased in connection with tender offer
December 31, 2022*	$25.21	108,930.54	$2,746,138
March 31, 2023	25.80	164,813.65	4,252,192
June 30, 2023	26.06	180,212.21	4,696,330
September 30, 2023	26.01	186,750.79	4,857,388
December 31, 2023**	24.78	189,086.61	4,700,693
Total		829,793.80	$21,252,741

*On December 15, 2022 the Company commenced a tender offer for repurchase of common shares. The tender offer expired on January 16, 2023 and the stock repurchased in connection with the tender offer was recorded and paid out as capital activity for 2023.

**As of December 31, 2023, stock repurchased in connection with tender offers remained payable as shown in redemptions payable on the Consolidated Statements of Assets and Liabilities.

Quarter Ended	Purchase Price	Shares Repurchased	Amount Paid in Cash
Stock repurchased in connection with tender offer
September 30, 2022	$25.78	99,486.14	$2,564,753
Total		99,486.14	$2,564,753

The Company’s distributions are recorded on the record date. For the year ended December 31, 2023, distributions declared to Stockholders totaled $22,100,792 of which $8,031,160 was paid as a cash distribution and $7,996,521 was paid in the form of 313,588 shares of the Company’s common stock issued to existing Stockholders. Subsequent to December 31, 2023, distributions of $3,008,410 will be paid out in cash and $3,064,701 will be paid in the form of the Company's common stock issued to existing shareholders. Distribution payments have been made in accordance with Stockholders DRP payment election as disclosed in Note 2.

The following table summarizes the settlement of distributions declared and recorded as of December 31, 2023 and the subsequent payment and issuance of those distributions for the year ended December 31, 2023:

Date Declared	Record Date	Payment/Issuance Date	Amount Per Share	Amount Paid in Cash	Amount Settled via Newly Issued Shares	Total
For the year ended December 31, 2023
April 3, 2023	April 3, 2023	May 5, 2023	$0.69	$2,485,103	$2,488,754	$4,973,857
July 3, 2023	July 3, 2023	July 31, 2023	0.69	2,583,154	2,571,168	5,154,322
October 4, 2023	October 4, 2023	November 10, 2023	0.78	2,962,903	2,936,599	5,899,502
December 29, 2023	December 31, 2023	January 31, 2024	0.79	3,008,410	3,064,701	6,073,111
Total			$2.95	$11,039,570	$11,061,222	$22,100,792

As of December 31, 2023, $6,073,111 of distributions declared and recorded remained payable as shown in distributions payable on the Consolidated Statements of Assets and Liabilities. As of December 31, 2023, $10,177,951 of distributions as shown in stock issued in connection with dividend reinvestment plan on the Statements of Changes in Net Assets includes the effect of distributions payable as of December 31, 2022.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)
The following table summarizes the settlement of distributions declared and recorded as of December 31, 2022, and for the year ended December 31, 2022 and the subsequent payment and issuance of those distributions for the year ended December 31, 2022:
Date Declared	Record Date	Payment/Issuance Date	Amount Per Share	Amount Paid in Cash	Amount Settled via Newly Issued Shares	Total
For the year ended December 31, 2022:
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

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)
Note 11. Commitments, Contingencies, and Risks

Commitments: As of December 31, 2023 and December 31, 2022, the Company had $15,600,970 and $25,345,245, respectively, in outstanding commitments to direct investments. As of December 31, 2023 and December 31, 2022 the Company had $1,101,695 and $1,105,362, respectively, in outstanding commitments to fund investments.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)
December 31, 2023	Outstanding Commitments
Direct Investments
Consolidated Machine & Tool Holdings, LLC	$267,525
PPC Event Services, Inc.	2,391,846
TCP Acquisition, LLC	5,595,960
The Range NYC, LLC (dba Five Iron Golf)	6,722,689
YTC Holdings, Inc. (dba Yorktel)	622,950
Total Direct Investments	$15,600,970

Fund Investments
Madryn Select Opportunities, LP	$1,101,695
Total Fund Investments	$1,101,695

Total	$16,702,665

December 31, 2022	Outstanding Commitments
Direct Investments
Gridsource Incorporated, LLC	$4,166,667
PPC Event Services, Inc.	3,159,041
Rock Gate Capital, LLC (dba 160 Driving Academy)	1,296,848
TCP Acquisition, LLC	10,000,000
The Range NYC, LLC (dba Five Iron Golf)	6,722,689
Total Direct Investments	$25,345,245

Fund Investments
Madryn Select Opportunities, LP	$1,105,362
Total Fund Investments	$1,105,362

Total	$26,450,607

Management believes that the Company’s available cash balances provide sufficient funds to cover its unfunded commitments as of December 31, 2023 and December 31, 2022.

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

Legal proceedings: In the normal course of business, the Company may be subject to legal and regulatory proceedings that are generally incidental to its ongoing operations. While there can be no assurance of the ultimate disposition of any such proceedings, the Company is not currently aware of any such proceedings or disposition that would have a material adverse effect on the Company’s consolidated financial statements.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)
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

Note 12. Financial Highlights

The following is a schedule of financial highlights for the years ended December 31, 2023 and 2022 and for the period from May 14, 2021 to December 31, 2021:

	For the year ended
	December 31, 2023	December 31, 2022	For the period May 14, 2021* to December 31, 2021
Per share data:
Net asset value at beginning of period	$25.21	$25.26	$25.00
Net investment income (loss) (1)	3.02	2.47	0.80
Net realized and unrealized gain (loss) (1)	(0.46)	(0.18)	0.12
Net increase (decrease) in net assets resulting from operations (1)	2.56	2.29	0.92
Stockholder distributions (2)	(1.87)	(1.20)	(0.36)
Dividend reinvestment plan distributions (2)	(1.08)	(0.99)	(0.41)
Other (3)	(0.04)	(0.15)	0.11
Net asset value at end of period	$24.78	$25.21	$25.26
Net assets at end of period	$190,460,589	$166,216,773	$70,162,127
Shares outstanding at end of period	7,687,482	6,592,546	2,777,449
Total return (4)	9.64%	5.91%	4.13%
Ratio/Supplemental data:
Ratio of expenses to average net assets before incentive fees and waivers(5)	11.80%	10.53%	5.92%
Ratio of expenses to average net assets after incentive fees and before waivers(5)	14.49%	12.30%	6.28%
Ratio of expenses to average net assets after incentive fees and waivers (5)	13.59%	10.08%	6.28%
Ratio of net investment income (loss) to average net assets before incentive fees and waivers(5)	13.77%	9.23%	5.41%
Ratio of net investment income (loss) to average net assets after incentive fees and before waivers(5)	11.07%	7.47%	5.05%
Ratio of net investment income (loss) to average net assets after incentive fees and waivers(5)	11.97%	9.68%	5.05%
Portfolio turnover (6)	5.19%	5.17%	4.22%

(1)	The per share data was derived by using the weighted average shares outstanding during the period presented.
(2)
Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent the Company’s taxable earnings fall below the total amount of the Company’s distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the Company’s stockholders. The tax character of distributions was $22,097,019 and $3,773 of ordinary income and long term capital gain, respectively, for the year ended December 31, 2023.

(3)
Includes the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.

(4)	Total return is calculated as the change in NAV per share during the period, divided by the beginning NAV per share and assumes reinvestment of dividends at NAV. Total return is not annualized.
(5)	Ratios are annualized for periods less than one year. To the extent incentive fees and waivers are included within the ratio, they are not annualized.
(6)	Ratio is not annualized.

*	Date of Formation of the Company.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)
13. Subsequent Events

The Company has evaluated subsequent events through March 29, 2024, the date on which the consolidated financial statements were issued.

On December 29, 2023 the Company declared a dividend of $0.79 per share to shareholders of record as of December 31, 2023, which was paid in the form of cash and shares on January 31, 2024.  On January 31, 2024 the Company paid a total distribution of $6,073,111, of which $3,008,410 was paid in cash and $3,064,701 in the form of shares.

On January 16, 2024, the Company issued a capital call of $6,246,250.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2024		Star Mountain Lower Middle-Market Capital Corp.

	By:	/s/	Brett A. Hickey
	Name:		Brett A. Hickey
	Title:		Chief Executive Officer and President

Date: March 29, 2024	By:	/s/	Christopher J. Gimbert
	Name:		Christopher J. Gimbert
	Title:		Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the following capacities on March 29, 2024.

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