Form 10-Q
period 2024-03-31
Star Mountain Lower Middle-Market Capital Corp
filed 2024-05-15
CIK 1786835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 14, 2024, the registrant had 7,865,679 shares of common stock, $0.001 par value, outstanding.

Part I. Financial Information
Item 1.	Financial Statements.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Consolidated Statements of Assets and Liabilities

	March 31, 2024 (unaudited)	December 31, 2023
ASSETS
Non-controlled/non-affiliate investments at fair value (amortized cost of $350,655,321 and $370,712,305 as of March 31, 2024 and December 31, 2023, respectively)	$344,632,380	$367,622,559
Controlled/affiliate investments at fair value (amortized cost of $7,427,288 and $7,368,843 as of March 31, 2024 and December 31, 2023, respectively)	9,044,328	9,370,413
Interest receivable	4,207,137	3,291,794
Cash	3,321,696	5,045,540
Deferred financing cost	706,395	846,916
Paydown receivable	583,278	1,068,839
Total assets	362,495,214	387,246,061

LIABILITIES

Credit facility payable	149,500,000	176,500,000
Subscriptions received in advance	6,246,250	-
Incentive fees payable, net of fee waivers (Note 6)	5,186,994	3,961,476
Redemptions payable	4,872,739	4,700,693
Credit facility interest payable	3,382,731	3,645,612
Management fees payable, net of fee waivers (Note 6)	1,152,067	1,121,412
Professional fees payable	555,322	308,137
Other payables	346,159	368,999
Legal fees payable	63,480	26,962
Reimbursement expense payable	36,341	79,070
Distributions payable	-	6,073,111
Total liabilities	171,342,083	196,785,472

Commitments and contingencies (Note 11)

Net assets	$191,153,131	$190,460,589

NET ASSETS
Common shares, $0.001 par value (200,000,000 shares authorized, 7,615,428 and 7,687,482 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively)	$7,616	$7,688
Contribution receivable	-	(110,891)
Additional paid-in capital	189,822,985	191,646,036
Accumulated undistributed (overdistributed) earnings	1,322,530	(1,082,244)
Total net assets	$191,153,131	$190,460,589

Net asset value per share	$25.10	$24.78

See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Consolidated Statements of Operations
 (Unaudited)

	For the three months ended March 31,
	2024	2023
Non-controlled/non-affiliate investment income:
Interest income	$10,740,990	$9,717,322
PIK interest income	1,425,439	220,183
Dividend income	-	118,693
Other income	137,528	40,720
Controlled/affiliate investment income:
Interest income	107,726	28,501
PIK interest income	45,103	-
Dividend income	-	47,811
Total investment income:	12,456,786	10,173,230

Operating expenses:
Interest and other financing fees	3,741,191	3,147,516
Incentive fees (Note 6)	1,225,518	1,064,526
Management fees (Note 6)	1,152,067	1,382,563
Professional fees	380,352	319,300
General and administrative fees	130,021	108,643
Legal expenses	81,518	69,866
Director expenses	23,620	19,726
Total expenses before fee waivers	6,734,287	6,112,140
Management fee waiver (Note 6)	-	(197,509)
Incentive fee waiver (Note 6)	-	(719,565)
Total expenses after fee waivers	6,734,287	5,195,066
Net investment income	5,722,499	4,978,164

Net gain (loss):
Net change in unrealized gain (loss):
Non-controlled/non-affiliate investments	(2,933,195)	(586,413)
Controlled/affiliate investments	(384,530)	(119,185)
Net change in unrealized gain (loss) on investments	(3,317,725)	(705,598)

Net gain (loss)	(3,317,725)	(705,598)

Net increase (decrease) in net assets resulting from operations	$2,404,774	$4,272,566

Per common share data:
Net investment income per share - basic and diluted	$0.74	$0.75
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.31	$0.64
Weighted average shares outstanding - basic and diluted	7,764,315	6,660,330

See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Consolidated Statements of Changes in Net Assets
(Unaudited)

	Common Stock			Accumulated undistributed
For the three months ended March 31, 2023	Number of shares	Par value of shares	Additional paid- in capital	(overdistributed) earnings	Total net assets
Balance, December 31, 2022	6,592,546	$6,593	$163,963,185	$2,246,995	$166,216,773
Net investment income	-	-	-	4,978,164	4,978,164
Net change in unrealized gain (loss) on investments	-	-	-	(705,598)	(705,598)
Issuance of common shares	803,600	804	20,338,324	-	20,339,128
Purchase of shares in repurchase offer	(273,743)	(274)	(6,998,057)	-	(6,998,331)
Stock issued in connection with dividend reinvestment plan	86,086	86	2,181,344	-	2,181,430
Balance, March 31, 2023	7,208,489	$7,209	$179,484,796	$6,519,561	$186,011,566

For the three months ended March 31, 2024
Balance, December 31, 2023	7,687,482	$7,688	$191,535,145	$(1,082,244)	$190,460,589
Net investment income	-	-	-	5,722,499	5,722,499
Net change in unrealized gain (loss) on investments	-	-	-	(3,317,725)	(3,317,725)
Contribution receivable	-	-	110,891	-	110,891
Purchase of shares in repurchase offer	(192,187)	(192)	(4,823,752)	-	(4,823,944)
Stock issued in connection with dividend reinvestment plan	120,133	120	3,000,701	-	3,000,821
Balance, March 31, 2024	7,615,428	$7,616	$189,822,985	$1,322,530	$191,153,131

See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Consolidated Statements of Cash Flows
(Unaudited)

	For the three months ended March 31,
	2024	2023
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$2,404,774	$4,272,566
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided (used in) operating activities:
Net change in unrealized (gain) loss on investments	3,317,725	705,598
Net accretion of discounts and amortization of premiums	(561,124)	(329,927)
Purchases of investments	(789,898)	(26,383,056)
Proceeds from principal payments	23,305,664	1,752,764
Amortization of deferred financing costs	140,521	172,264
Payment-in-kind interest income	(1,470,542)	(220,183)
Changes in operating assets and liabilities:
Interest receivable	(915,343)	(287,658)
Prepaid expenses	-	(32,083)
Management fees payable, net of fee waivers (Note 6)	30,655	133,390
Incentive fees payable, net of fee waivers (Note 6)	1,225,518	344,961
Credit facility interest payable	(262,881)	431,327
Other payables	(22,840)	113,291
Professional fees payable	247,185	230,609
Legal fees payable	36,518	66,315
Reimbursement expense payable	(42,729)	44,729
Net cash provided by (used in) operating activities	26,643,203	(18,985,093)

Cash flows from financing activities:
Proceeds from issuance of common shares, including subscriptions received in advance	6,246,250	20,589,128
Payments in repurchase of shares	(4,651,898)	(2,746,139)
Proceeds from credit facility	-	23,500,000
Repayments of credit facility	(27,000,000)	(37,000,000)
Distributions paid	(2,961,399)	(2,169,650)
Net cash provided by (used in) financing activities	(28,367,047)	2,173,339

Net increase (decrease) in Cash	(1,723,844)	(16,811,754)
Cash, beginning of period	5,045,540	18,958,445
Cash, end of period	$3,321,696	$2,146,691

Supplemental disclosures of cash flow information:
Non cash operating activities:
Interest received in kind	$1,470,542	$220,183

Supplemental and non cash financing activities:
Shares issued from dividend reinvestment plan (see Note 10)	$3,000,821	$2,181,430

Supplemental Information:
Cash paid for interest	$3,548,264	$2,050,955

See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Consolidated Schedule of Investments
March 31, 2024
 (Unaudited)

Portfolio Company (1)(2)(3)(4)(5)(6)	Footnotes	Spread Above Index (7)	Interest Rate	Acquisition Date	Maturity	Principal, Shares, Units	Amortized Cost (8)	Fair Value (9)	% of Net Assets
Investments
First lien senior secured term loan
Aerospace & Defense
Consolidated Machine & Tool Holdings, LLC	(17)(19)(23)	S+11.01%	11.42% Cash + 4.90% PIK	1/15/2020	1/15/2025	6,093,316	$6,069,876	$5,775,853	3.0
Consolidated Machine & Tool Holdings, LLC	(19)(23)	S+11.01%	11.42% Cash + 4.97% PIK	1/19/2023	1/15/2025	1,294,336	1,226,901	1,226,901	0.6
Consolidated Machine & Tool Holdings, LLC	(13)(18)(19)(23)	-	20.00% PIK	11/22/2023	1/15/2025	621,602	614,566	614,564	0.2
						8,009,254	7,911,343	7,617,318	3.8
Chemicals
Douglas Products and Packaging Company, LLC	(10)(16)	S+6.90%	12.23%	9/20/2023	9/20/2028	14,925,000	14,560,767	14,695,154	7.7
						14,925,000	14,560,767	14,695,154	7.7
Commercial Services & Supplies
Swyft AcquireCo LLC (dba Swyft Filings)	(15)(16)	S+2.75%	8.08%	12/20/2021	12/20/2027	297,538	293,710	293,074	0.2
Swyft AcquireCo LLC (dba Swyft Filings)	(10)(16)	S+5.50%	10.83%	12/20/2021	12/20/2027	3,682,383	3,637,081	3,413,936	1.8
						3,979,921	3,930,791	3,707,010	2.0
Construction & Engineering
DCCM, LLC	(17)	S+6.76% Cash + 1.00% PIK	12.06% Cash + 1.00% PIK	8/6/2021	12/30/2026	18,330,762	18,099,900	18,514,069	9.7
Fremont-Wright, LLC	(16)	S+9.10%	14.43%	12/2/2020	12/2/2024	4,240,339	4,219,452	4,240,339	2.2
MechanAir, LLC	(17)	S+10.80%	11.27% Cash + 4.83% PIK	9/2/2021	9/2/2026	11,039,824	10,894,051	10,716,044	5.6
MechanAir, LLC	(17)	S+12.30%	17.60% PIK	12/15/2023	9/2/2026	741,447	741,447	729,880	0.4
MechanAir, LLC	(13)	-	18.00% PIK	12/15/2023	9/2/2026	445,274	445,274	445,274	0.2
Versar Inc.	(10)(17)	S+8.10%	13.40%	8/4/2023	8/4/2028	10,000,000	9,631,058	9,631,058	5.0
Vertical Mechanical Group, LLC	(10)(17)	S+7.76%	13.06%	5/12/2023	5/12/2028	4,571,429	4,420,000	4,533,029	2.4
Watt Acquisition, LLC	(10)(17)	S+14.25%	13.68% Cash + 5.86% PIK	4/15/2022	4/15/2027	2,463,239	2,429,059	2,148,190	1.1
						51,832,314	50,880,241	50,957,883	26.6
Consumer Finance
Microf, LLC	(17)	S+10.85%	16.15%	3/29/2019	6/30/2025	3,427,073	3,418,199	3,427,073	1.8
						3,427,073	3,418,199	3,427,073	1.8
Distributors
48forty Intermediate Holdings, Inc.	(16)	S+6.10%	11.43%	10/11/2022	12/1/2026	14,774,436	14,268,603	13,654,534	7.1
						14,774,436	14,268,603	13,654,534	7.1
Diversified Consumer Services
Rock Gate Capital, LLC (dba 160 Driving Academy)	(17)	S+7.50%	12.80%	10/16/2019	10/16/2024	14,903,034	14,834,632	14,999,864	7.8
						14,903,034	14,834,632	14,999,864	7.8
Diversified Telecommunication Services
Caregility Corporation	(11)(17)	S+9.26%	5.00% Cash + 9.56% PIK	12/29/2021	1/31/2025	2,299,071	1,991,421	2,299,071	1.2
Gridsource Incorporated, LLC	(17)	S+8.50%	13.80%	12/16/2022	12/16/2027	14,039,156	13,655,519	13,924,035	7.3
YTC Holdings, Inc. (dba Yorktel)	(17)	S+10.01%	15.31%	9/23/2019	1/31/2025	5,181,806	5,134,300	5,181,806	2.7
						21,520,033	20,781,240	21,404,912	11.2
Electrical Equipment
Masterwork Electronics, Inc.	(17)(19)	S+9.65%	14.95% PIK	11/17/2022	11/17/2027	8,840,576	8,676,598	7,029,142	3.7
						8,840,576	8,676,598	7,029,142	3.7
Entertainment
Chicken Soup For The Soul, LLC	(16)(25)	S+8.60%	13.93%	10/29/2021	3/31/2024	6,380,856	6,380,856	3,086,420	1.6
Linden Research, Inc. (dba Linden Labs)	(10)(17)	S+7.26% + 3.25% PIK	12.56% Cash + 3.25% PIK	12/31/2020	12/31/2025	4,761,561	4,656,225	4,761,561	2.5
NW Entertainment, LLC	(17)	S+7.76%	13.06%	11/4/2022	11/4/2027	6,333,713	6,222,873	6,460,387	3.4
						17,476,130	17,259,954	14,308,368	7.5
Food Products
Uncle John’s Pride, LLC	(16)	S+10.11%	15.44%	3/31/2022	3/31/2027	7,101,095	6,980,808	7,142,992	3.7
						7,101,095	6,980,808	7,142,992	3.7
Healthcare Providers & Services
Arrow Home Health, LLC (dba Acara Home Health)	(11)(17)	S+8.50%	13.80%	3/19/2021	3/19/2026	797,086	780,655	756,036	0.4
BB-HH Platform, Inc. (dba Preferred Care Home Health)	(17)	S+7.00% + 1.50% PIK	12.30% Cash + 1.50% PIK	5/16/2023	5/16/2028	6,686,576	6,524,777	6,639,101	3.5
IPA Intermediate Co., LLC (dba Integrated Pain Associates)	(17)	S+8.01%	13.31%	1/9/2023	1/9/2028	11,181,005	10,903,318	10,782,962	5.6
Klein Hersh, LLC	(10)(17)	S+7.76% Cash + 3.00% PIK	4.63% Cash + 11.43% PIK	4/27/2022	4/27/2027	16,946,657	16,332,009	14,626,660	7.7
Nurses Staffing, LLC (dba Nurses 24/7)	(17)	S+7.26% Cash + 2.00% PIK	12.56% Cash + 2.00% PIK	5/26/2023	8/26/2028	7,112,946	6,980,765	6,937,256	3.6
						42,724,270	41,521,524	39,742,015	20.8
Hotels, Restaurants & Leisure
The Range NYC, LLC (dba Five Iron Golf)	(17)(18)	S+7.61%	12.91%	9/15/2022	9/15/2027	4,966,387	4,835,585	4,876,992	2.6
						4,966,387	4,835,585	4,876,992	2.6
Household Durables
SkyBell Technologies, Inc.	(19)(23)	0.00%	0.00%	12/13/2019	12/13/2024	4,683,036	4,618,637	2,341,518	1.2
						4,683,036	4,618,637	2,341,518	1.2
Household Products
Coop Home Goods LLC (dba Coop Home Goods)	(10)(17)	S+8.26%	13.56%	6/18/2021	6/18/2026	4,387,729	4,341,201	4,387,729	2.3
						4,387,729	4,341,201	4,387,729	2.3
IT Services
CSI IT, LLC (dba Consulting Solutions)	(17)	S+10.76%	16.06%	1/29/2021	1/29/2026	13,137,091	12,972,100	13,152,856	6.9
						13,137,091	12,972,100	13,152,856	6.9
Leisure Products
MPUSA, LLC (dba Mission)	(17)	S+8.26% Cash + 3.00% PIK	13.56% Cash + 3.00% PIK	12/9/2021	12/9/2026	4,257,153	4,193,998	2,342,286	1.2
						4,257,153	4,193,998	2,342,286	1.2
Machinery
Texas Contract Manufacturing Group, Inc.	(17)	S+12.11%	17.41%	4/27/2022	4/27/2027	4,833,807	4,763,104	4,173,509	2.2
						4,833,807	4,763,104	4,173,509	2.2
Media
PadSquad, LLC	(17)	S+9.00%	14.30%	3/30/2022	3/30/2027	4,483,134	4,424,616	4,484,928	2.3
Trailer Park Group Holdings LLC	(10)(17)	S+6.76% +1.50% PIK	12.06% Cash + 1.50% PIK	8/2/2021	8/2/2026	14,551,746	14,325,830	14,481,898	7.6
						19,034,880	18,750,446	18,966,826	9.9
Personal Products
Japonesque, LLC	(10)(17)	S+8.18%	13.48%	11/23/2021	11/23/2026	4,494,834	4,442,180	4,539,782	2.4
						4,494,834	4,442,180	4,539,782	2.4
Professional Services
Lasalle Staffing, LLC	(10)(16)	S+6.86%	12.19%	2/15/2022	2/15/2027	7,436,888	7,307,504	7,474,073	3.9
NSC Technologies, LLC	(17)	S+7.76%	13.06%	4/26/2019	10/26/2026	4,148,472	4,146,579	4,148,472	2.2
PQT Ayaquhs, LLC (dba WWC Global)	(17)	S+7.76%	13.06%	8/1/2022	8/1/2027	7,557,460	7,438,558	7,708,609	4.0
						19,142,820	18,892,641	19,331,154	10.1
Software
Proactive Dealer Solutions, LLC	(17)	S+10.26%	15.56%	12/27/2021	12/26/2026	3,033,268	2,983,666	3,063,601	1.6
PureCars Technologies, LLC	(10)(17)	S+6.35% Cash + 1.00% PIK	11.65% Cash + 1.00% PIK	4/17/2019	4/18/2024	1,475,255	1,470,408	1,475,107	0.8
						4,508,523	4,454,074	4,538,708	2.4
Specialty Retail
Clearview Systems, LLC (dba Rip-It)	(10)(17)	S+7.65%	12.95% Cash + 3.00% PIK	10/11/2022	10/11/2027	6,508,116	6,397,426	6,207,441	3.2
						6,508,116	6,397,426	6,207,441	3.2
Trading Companies & Distributors
USBid Inc.	(10)(17)	S+7.26%	12.56%	11/3/2022	11/3/2027	7,154,451	7,024,226	268,292	0.2
						7,154,451	7,024,226	268,292	0.2
Transportation Infrastructure
TCP Acquisition, LLC (dba HighStar Traffic)	(17)	S+7.50%	12.80%	7/26/2022	7/26/2027	10,606,162	10,418,742	10,642,223	5.6
						10,606,162	10,418,742	10,642,223	5.6
Total first lien senior secured term loan							311,129,060	294,455,581	153.9

See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Consolidated Schedule of Investments – (continued)
March 31, 2024
 (Unaudited)

Portfolio Company (1)(2)(3)(4)(5)(6)	Footnotes	Spread Above Index (7)	Interest Rate	Acquisition Date	Maturity	Principal, Shares, Units	Amortized Cost (8)	Fair Value (9)	% of Net Assets
Second lien senior secured loan
Professional Services
CorTech, LLC	(17)	S+6.35%	11.65%	3/13/2020	9/30/2025	6,308,645	$6,248,112	$6,067,024	3.2%
						6,308,645	6,248,112	6,067,024	3.2
Total second lien term loan							6,248,112	6,067,024	3.2

Senior unsecured notes
Electrical Equipment
HH Masterwork Intermediate, Inc.	(21)(24)	-	17.00% PIK	11/17/2022	5/17/2028	2,067,881	2,033,098	1,265,130	0.7
						2,067,881	2,033,098	1,265,130	0.7
Total senior unsecured notes							2,033,098	1,265,130	0.7

Preferred equity securities	(12)(24)
Commercial Services and Supplies
Swyft Filings Holdings, LLC	(13)(20)(21)	-	8.00% PIK	12/20/2021	-	192,444	183,612	202,157	0.1
						192,444	183,612	202,157	0.1
Construction & Engineering
MechanAir Holdings, LLC	(13)(21)(22)	-	13.50% PIK	9/2/2021	-	1,219	1,219,441	32,857	0.0
Vertical Mechanical Group Holdings, LLC	(22)	-	-	5/12/2023	-	185,714	1,857,143	3,687,143	1.9
Watt Contracting Holdings, LLC	(21)(22)	-	15.00%PIK	4/15/2022	-	3,375	3,316,130	163,211	0.1
						190,308	6,392,714	3,883,211	2.0
Diversified Telecommunication Services
Caregility Corporation - Series A Units	(11)(13)(21)	-	8.00% PIK	12/31/2022	-	151,018	-	1,410,516	0.7
Caregility Corporation - Series B Units	(11)(13)(21)	-	8.00% PIK	7/3/2023		446,689	3,591,494	4,123,371	2.2
Gridsource Holdings, LLC	(21)(22)	-	8.00% PIK	3/9/2023	-	3,959,977	799,597	985,363	0.5
York Telecom Corporation (dba Yorktel)	(13)	-	8.00% PIK	9/23/2019	-	151,018	2,327,393	2,053,991	1.1
						4,708,702	6,718,484	8,573,241	4.5
Entertainment
NW Entertainment, LLC	(21)(22)	-	10.00% PIK	11/4/2022	-	971	955,843	1,115,446	0.6
						971	955,843	1,115,446	0.6
Food Products
UJP Acquisition, LLC (dba Uncle John's Pride)	(13)(21)(22)	-	8.00% PIK	3/31/2022	-	2,829,787	2,829,787	4,252,128	2.2
						2,829,787	2,829,787	4,252,128	2.2
Healthcare Providers & Services
Arrow Home Health, LLC (dba Acara Home Health) - Class A Units	(11)(21)(22)	-	10.00% PIK	3/19/2021	-	571,080	564,321	185,898	0.1
Arrow Home Health, LLC (dba Acara Home Health) - Class 1 Units	(11)(13)(22)	-		11/13/2023		56,005	56,005	112,010	0.1
IPA Investors, LP (dba Integrated Pain Associates)	(22)	-	8.00% PIK	1/9/2023	-	2,643	1,997,838	3,075,331	1.6
						629,728	2,618,164	3,373,239	1.8
Leisure Products
MPUSA, LLC (dba Mission)	(22)	-	-	12/9/2021	-	13	564,645	-	0.0
						13	564,645	-	0.0
Media
Channel Factory Holdings, LLC	(13)(22)	-	5.00% Cash + 5.00% PIK	8/27/2020	-	2,381,867	2,442,592	4,499,630	2.4
PadSquad Holdings, LLC	(13)(21)(22)	-	6.00% Cash + 6.00% PIK	3/30/2022	-	720,767	1,964,204	2,239,463	1.2
Trailer Park Group Holdings, LLC Class A-1 Units	(13)(22)	-	15.00% PIK	12/19/2023		40,888	73,599	110,402	0.1
Trailer Park Group Holdings LLC - Class A Units	(13)(21)(22)	-	8.00% PIK	8/2/2021	-	371,822	367,108	727,656	0.4
						3,515,344	4,847,503	7,577,151	4.1
Professional Services
Capone Holdings JV, LLC (dba LaSalle Staffing)	(22)	-	-	2/15/2022	-	4,000,000	4,000,000	6,200,800	3.2
Hometown Holdings JV, LLC (dba BWG Strategy)	(13)(22)	-	-	12/24/2020	-	666,667	659,761	829,000	0.4
PQT Ayaquhs, LLC (dba WWC Global)	(13)(21)(22)	-	10.50% PIK	8/1/2022	-	5,774	1,064,516	3,439,677	1.8
						4,672,441	5,724,277	10,469,477	5.4
Software
Proactive Dealer Holdings Parent, LLC	(22)	-	10.00% PIK	12/27/2021	-	1,141,205	1,328,162	3,515,825	1.8
PureCars Technologies Holdings, LLC	(13)(21)(22)	-	8.00% PIK	4/17/2019	-	514	240,065	39,370	0.0
PureCars Technologies, LLC	(13)(21)(22)	-	8.00% PIK	7/25/2022	7/26/2024	78	26,948	30,042	0.0
						1,141,797	1,595,175	3,585,237	1.8
Trading Companies & Distributors
USBid Inc. - Class A Units		-	-	11/3/2022	-	469	468,750	-	0.0
USBid Inc. - Class C Units	(21)	-	-	11/2/2023		9,375	7,324	-	0.0
						469	476,074	-	0.0
Total preferred equity securities							32,906,278	43,031,287	22.5
See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Consolidated Schedule of Investments – (continued)
March 31, 2024
 (Unaudited)

Portfolio Company (1)(2)(3)(4)(5)(6)	Footnotes	Spread Above Index (7)	Interest Rate	Acquisition Date	Maturity	Principal, Shares, Units	Amortized Cost (8)	Fair Value (9)	% of Net Assets
Warrants and other equity securities	(12)(24)
Aerospace & Defense
Consolidated Machine & Tool Holdings, LLC	(14)(22)	-	-	1/15/2020	-	176	$142,485	$-	0.0%
						176	142,485	-	0.0
Construction & Engineering
DCCM, LLC	(22)	-	-	8/6/2021	-	897	939,949	1,628,015	0.9
Fremont-Wright, LLC		-	-	12/2/2020	-	2	-	821,406	0.4
Watt Contracting Holdings, LLC	(22)	-	-	4/15/2022	-	295	-	-	0.0
						1,194	939,949	2,449,421	1.3
Consumer Finance
Microf, LLC		-	-	5/5/2020	-	164,332	-	318,483	0.2
						164,332	-	318,483	0.2
Diversified Consumer Services
Rock Gate Capital, LLC (dba 160 Driving Academy)		-	-	10/16/2019	-	12,693	-	168,850	0.1
						12,693	-	168,850	0.1
Diversified Telecommunication Services
Caregility Corporation	(11)	-	-	12/29/2021	-	267,801	443,392	157,426	0.1
York Telecom Corporation (dba Yorktel)		-	-	9/23/2019	-	77,195	-	638,932	0.3
						344,996	443,392	796,358	0.4
Electrical Equipment
HH Masterwork Intermediate, Inc.		-	-	11/17/2022	11/17/2027	190,019	-	-	0.0
						190,019	-	-	0.0
Entertainment
LRI Holdco, LLC (dba Linden Labs)	(22)	-	-	12/31/2020	-	2	43,478	502,800	0.3
						2	43,478	502,800	0.3
Food Products
UJP Acquisition, LLC (dba Uncle John's Pride)	(22)	-	-	3/31/2022	-	127,215	-	47,064	0.0
						127,215	-	47,064	0.0
Healthcare Providers & Services
Klein Hersh, LLC		-	-	4/27/2022	-	1,003	-	-	0.0
Nurses 24/7 Holdings, LLC	(22)	-	-	5/26/2023	-	182	419,877	326,283	0.2
						1,185	419,877	326,283	0.2
Hotels, Restaurants & Leisure
The Range NYC, LLC (dba Five Iron Golf)		-	-	9/15/2022	-	21,210	71,599	56,136	0.0
						21,210	71,599	56,136	0.0
Household Durables
SkyBell Technologies, Inc.		-	-	12/13/2019	-	1,846,180	-	-	0.0
						1,846,180	-	-	0.0
Household Products
CHG Parent Holding LLC (dba Coop Home Goods)	(22)	-	-	6/18/2021	-	535,714	535,714	358,571	0.2
						535,714	535,714	358,571	0.2
Machinery
Texas Contract Manufacturing Group, Inc.		-	-	4/27/2022	-	1,602	-	262,258	0.1
						1,602	-	262,258	0.1
Professional Services
NSC Holdings, LLC	(22)	-	-	4/26/2019	-	111	271,262	487,222	0.3
PQT Ayaquhs, LLC (dba WWC Global)		-	-	8/1/2022	-	645	-	266,129	0.1
						756	271,262	753,351	0.4
Trading Companies & Distributors
USBid Inc.		-	-	11/3/2022	-	204	-	-	0.0
						204	-	-	0.0
Total warrants and other equity securities							2,867,756	6,039,575	3.2

Fund investments
Diversified Financials
Madryn Select Opportunities, LP	(18)	-	-	1/4/2022	-	2,855,855	2,898,305	2,818,111	1.5
						2,855,855	2,898,305	2,818,111	1.5
Total fund investments							2,898,305	2,818,111	1.5

TOTAL INVESTMENTS							$358,082,609	$353,676,708	185.0

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
March 31, 2024
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

(11)
As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” and may have “Control” of this portfolio company as the Company and/or its affiliated funds collectively owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). The Company’s investment in affiliates for the three months ended March 31, 2024 were Arrow Home Health, LLC and Caregility Corporation which represented $9,044,328 of Fair Value and 4.7% of Net Assets of the Company. Transactions related to investments in “Controlled/Affiliate Investments” for the three months ended March 31, 2024 were as follows:

Portfolio Company	Type of Investment	Amount of Realized Gain (Loss)	Amount of Interest or Dividends Credited to Income (a)	December 31, 2023 Value	Gross Additions (b)	Gross Reductions (c)	Transfers In/(Out) of Affiliates	Amount of Unrealized Gains (Loss)	March 31, 2024 Value
Arrow Home Health LLC (dba Acara Home Health) (d)	First lien senior securred term loan	$-	$27,827	$748,782	$514	$-	$-	$6,740	$756,036
	Preferred equity securities (571,080 shares)	-	-	202,097	-	-	-	(16,199)	185,898
	Preferred equity securities (56,005 shares)	-	-	112,010	-	-	-	-	112,010
Caregility Corporation	First lien senior securred term loan	-	79,899	2,244,216	67,013	(9,082)	-	(3,076)	2,299,071
	Preferred equity securities (151,018 shares)	-	-	1,383,250	-	-	-	27,266	1,410,516
	Preferred equity securities (446,689 shares)	-	-	4,108,869	-	-	-	14,502	4,123,371
	Warrants (267,801 units)	-	-	571,189	-	-	-	(413,763)	157,426
Total Affiliate Investments		$-	$107,726	$9,370,413	$67,527	$(9,082)	$-	$(384,530)	$9,044,328

(a)	Represents the total amount of interest, fees or dividends credited to income for the portion of the period an investment was included in the Affiliate category.
(b)	Gross additions include increase in the cost basis of investments resulting from purchases, PIK interest or amortization of original issue discount.
(c)	Gross reductions include decreases in the total cost basis of investments resulting from principal repayments or sales.
(d)	The fair value of the investment was determined using significant unobservable inputs.

(12)	Ownership of certain equity investments may occur through a holding company or partnership.
(13)	Investment contains a fixed rate structure.
(14)	The Company has received 46 units of incentive shares which have no Cost or Fair Value as of March 31, 2024.
(15)	Interest disclosed reflects the contractual rate of the First Out tranche under the AAL.
(16)	The interest rate on these loans is subject to 1 month SOFR, which was 5.33% as of March 31, 2024.
(17)	The interest rate on these loans is subject to 3 month SOFR, which was 5.30% as of March 31, 2024.
(18)	Positions have an aggregate unfunded commitment of $7,910,936 in addition to the amounts shown in the Consolidated Schedule of Investments. See Note 11 “Commitments, Contingencies and Risks” in the accompanying notes to the consolidated financial statements.
(19)	The investment is on non-accrual status. See Note 2 “Significant Accounting Policies”.
(20)	The investment includes the fair value and amortized cost of 1,015 shares of common equity issued in conjunction with the preferred equity.
(21)	Income producing through dividends or distributions.
(22)	Investment is held by a subsidiary of the Company. See Note 2 in the accompanying notes to the consolidated financial statements for additional information on the Company’s wholly-owned subsidiary.
(23)	The investment does not accrue payment-in-kind (“PIK”) for the debt investment as of March 31, 2024. See Note 2. “Significant Accounting Policies”.
(24)	All investments are non-income producing unless otherwise indicated.
(25)	Maturity date is under on-going negotiations with the portfolio company and other lenders, as applicable.

See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Consolidated Schedule of Investments
December 31, 2023

Portfolio Company (1)(2)(3)(4)(5)(6)	Footnotes	Spread Above Index (7)	Interest Rate	Acquisition Date	Maturity	Principal, Shares, Units	Amortized Cost (8)	Fair Value (9)	% of Net Assets
Investments
First lien senior secured term loan
Aerospace & Defense
Consolidated Machine & Tool Holdings, LLC	(17)(23)	S+11.01%	11.44% Cash + 4.90% PIK	1/15/2020	1/15/2025	7,387,652	$7,323,725	$6,956,951	3.7%
Consolidated Machine & Tool Holdings, LLC	(13)(18)(23)	-	20.00% PIK	11/22/2023	1/15/2025	440,629	437,211	437,210	0.2
						7,828,281	7,760,936	7,394,161	3.9
Chemicals
Douglas Products and Packaging Company, LLC	(10)(16)	S+6.90%	12.25%	9/20/2023	9/20/2028	14,962,500	14,538,407	14,538,406	7.5
						14,962,500	14,538,407	14,538,406	7.5
Commercial Services & Supplies
PPC Event Services, Inc.	(17)(18)	S+6.76%	12.09%	9/22/2022	9/22/2027	7,273,693	7,199,328	7,273,693	3.7
Swyft AcquireCo LLC (dba Swyft Filings)	(15)(16)	S+2.75%	8.10%	12/20/2021	12/20/2027	299,236	295,384	297,441	0.2
Swyft AcquireCo LLC (dba Swyft Filings)	(10)(16)	S+5.50%	10.85%	12/20/2021	12/20/2027	3,682,383	3,633,920	3,483,902	1.8
						11,255,312	11,128,632	11,055,036	5.7
Construction & Engineering
DCCM, LLC	(17)	S+7.16%	12.49%	8/6/2021	12/30/2026	18,409,233	18,151,330	18,201,208	9.6
Fremont-Wright, LLC	(16)	S+9.10%	14.45%	12/2/2020	12/2/2024	4,258,824	4,233,922	4,246,047	2.2
MechanAir, LLC	(17)	S+10.80%	11.29% Cash + 4.84% PIK	9/2/2021	9/2/2026	11,006,971	10,846,083	10,616,224	5.6
MechanAir, LLC	(17)	S+12.30%	17.63% PIK	12/15/2023	9/2/2026	710,054	710,054	-	0.0
MechanAir, LLC	(13)	-	18.00% PIK	12/15/2023	9/2/2026	426,099	426,099	-	0.0
Versar Inc.	(10)(17)	S+8.10%	13.43%	8/4/2023	8/4/2028	10,000,000	9,662,349	9,662,349	5.1
Vertical Mechanical Group, LLC	(10)(17)	S+7.76%	13.09%	5/12/2023	5/12/2028	4,571,429	4,420,000	4,420,000	2.3
Watt Acquisition, LLC	(10)(17)	S+11.25%	16.58%	4/15/2022	4/15/2027	3,653,125	3,597,178	3,132,920	1.6
						53,035,735	52,047,015	50,278,748	26.4
Consumer Finance
Microf, LLC	(17)	S+10.85%	16.18%	3/29/2019	6/30/2025	3,427,073	3,407,754	3,427,073	1.8
						3,427,073	3,407,754	3,427,073	1.8
Distributors
48forty Intermediate Holdings, Inc.	(16)	S+6.10%	11.45%	10/11/2022	12/1/2026	14,812,030	14,299,832	13,807,774	7.2
						14,812,030	14,299,832	13,807,774	7.2
Diversified Consumer Services
Rock Gate Capital, LLC (dba 160 Driving Academy)	(17)	S+7.50%	12.83%	10/16/2019	10/16/2024	15,000,652	14,905,882	15,000,652	7.9
						15,000,652	14,905,882	15,000,652	7.9
Diversified Telecommunication Services
Caregility Corporation	(11)(17)	S+9.26%	3.00% Cash + 11.59% PIK	12/29/2021	1/31/2025	2,244,216	1,933,490	2,244,216	1.2
Gridsource Incorporated, LLC	(17)	S+8.50%	13.83%	12/16/2022	12/16/2027	14,074,595	13,688,488	14,246,305	7.5
YTC Holdings, Inc. (dba Yorktel)	(17)(18)	S+10.01%	15.34%	9/23/2019	1/31/2025	4,632,805	4,600,276	4,632,805	2.4
						20,951,616	20,222,254	21,123,326	11.1
Electrical Equipment
Masterwork Electronics, Inc.	(17)	S+9.50%	14.83% PIK	11/17/2022	11/17/2027	8,521,445	8,357,466	6,935,604	3.6
						8,521,445	8,357,466	6,935,604	3.6
Entertainment
Chicken Soup For The Soul, LLC	(16)	S+8.60%	13.95%	10/29/2021	3/31/2024	6,380,856	6,368,361	5,756,809	3.0
Linden Research, Inc. (dba Linden Labs)	(10)(17)	S+7.26% Cash + 3.25% PIK	12.59% Cash + 3.25% PIK	12/31/2020	12/31/2025	4,738,655	4,634,407	4,738,655	2.5
NW Entertainment, LLC	(17)	S+7.76%	13.09%	11/4/2022	11/4/2027	6,366,361	6,254,950	6,366,361	3.3
						17,485,872	17,257,718	16,861,825	8.8
Food Products
Uncle John's Pride, LLC	(16)	S+10.11%	15.46%	3/31/2022	3/31/2027	7,146,952	7,017,250	7,146,952	3.8
						7,146,952	7,017,250	7,146,952	3.8
Healthcare Providers & Services
Arrow Home Health, LLC (dba Acara Home Health)	(11)(17)	S+8.50%	13.83% Cash	3/19/2021	3/19/2026	797,086	780,141	748,782	0.4
BB-HH Platform, Inc. (dba Preferred Care Home Health)	(17)	S+7.00% Cash + 1.50% PIK	12.33% Cash + 1.50% PIK	5/16/2023	5/16/2028	6,661,564	6,476,196	6,600,944	3.5
IPA Intermediate Co., LLC (dba Integrated Pain Associates)	(17)	S+8.01%	13.34%	1/9/2023	1/9/2028	11,209,312	10,930,921	10,930,921	5.7
Klein Hersh, LLC	(10)(17)	S+7.76%	4.63% Cash + 8.47% PIK	4/27/2022	4/27/2027	16,438,829	15,808,872	14,188,353	7.4
Nurses Staffing, LLC (dba Nurses 24/7)	(17)	S+7.26% Cash + 2.00% PIK	12.59% Cash + 2.00% PIK	5/26/2023	8/26/2028	7,396,865	7,251,132	7,258,544	3.8
						42,503,656	41,247,262	39,727,544	20.8
Hotels, Restaurants & Leisure
The Range NYC, LLC (dba Five Iron Golf)	(17)(18)	S+7.61%	12.94%	9/15/2022	9/15/2027	4,978,992	4,839,259	4,876,922	2.6
						4,978,992	4,839,259	4,876,922	2.6
Household Durables
SkyBell Technologies, Inc.	(19)(23)	0.00%	0.00%	12/13/2019	12/13/2024	4,683,036	4,618,637	2,341,518	1.2
						4,683,036	4,618,637	2,341,518	1.2
Household Products
Coop Home Goods LLC	(10)(17)	S+8.26%	13.59%	6/18/2021	6/18/2026	4,387,729	4,335,754	4,365,790	2.3
						4,387,729	4,335,754	4,365,790	2.3
IT Services
CSI IT, LLC (dba Consulting Solutions)	(17)	S+10.76%	16.09%	1/29/2021	1/29/2026	13,329,812	13,139,755	13,196,514	6.9
Lockstep Holdings, LLC	(10)(17)	S+6.75%	12.08%	7/3/2023	7/3/2028	5,357,714	5,228,599	5,210,377	2.7
						18,687,526	18,368,354	18,406,891	9.6
Leisure Products
MPUSA, LLC (dba Mission)	(17)	S+11.26%	13.59% Cash + 3.00% PIK	12/9/2021	12/9/2026	4,226,371	4,163,215	3,852,760	2.0
						4,226,371	4,163,215	3,852,760	2.0
Machinery
Texas Contract Manufacturing Group, Inc.	(17)	S+12.11%	17.44%	4/27/2022	4/27/2027	4,909,896	4,832,798	4,196,979	2.2
						4,909,896	4,832,798	4,196,979	2.2
Media
PadSquad, LLC	(17)	S+9.00%	14.33%	3/30/2022	3/30/2027	4,549,341	4,488,472	4,482,011	2.4
Trailer Park Group Holdings LLC	(10)(17)	S+6.76% Cash + 1.50% PIK	12.09% Cash + 1.50% PIK	8/2/2021	8/2/2026	14,472,961	14,244,796	14,218,237	7.5
						19,022,302	18,733,268	18,700,248	9.9
Personal Products
Japonesque, LLC	(10)(17)	S+8.18% Cash + 1.50% PIK	13.51% Cash + 1.50% PIK	11/23/2021	11/23/2026	4,525,012	4,451,581	4,457,979	2.3
						4,525,012	4,451,581	4,457,979	2.3
Professional Services
Lasalle Staffing, LLC	(10)(16)	S+6.86%	12.21%	2/15/2022	2/15/2027	7,461,888	7,332,377	7,499,198	3.9
NSC Technologies, LLC	(17)	S+7.76%	13.09%	4/26/2019	10/26/2026	4,148,472	4,139,598	4,148,472	2.2
PQT Ayaquhs, LLC (dba WWC Global)	(17)	S+7.76%	13.09%	8/1/2022	8/1/2027	7,606,855	7,481,063	7,606,855	4.0
						19,217,215	18,953,038	19,254,525	10.1
Software
Proactive Dealer Solutions, LLC	(17)	S+10.26%	15.59%	12/27/2021	12/26/2026	3,074,615	3,023,230	3,074,615	1.6
PureCars Technologies, LLC	(10)(17)	S+6.35% Cash + 1.00% PIK	11.68% Cash + 1.00% PIK	4/17/2019	4/18/2024	1,471,687	1,464,114	1,418,118	0.7
						4,546,302	4,487,344	4,492,733	2.3
Specialty Retail
Clearview Systems, LLC (dba Rip-It)	(10)(17)	S+7.65%	12.98%	10/11/2022	10/11/2027	6,452,101	6,333,920	6,367,578	3.3
						6,452,101	6,333,920	6,367,578	3.3
Trading Companies & Distributors
Gateway Dealer Network, LLC	(10)(16)	S+7.85%	13.20%	6/30/2022	6/30/2027	8,594,363	8,494,408	8,594,363	4.5
USBid Inc.	(10)(17)	S+7.26%	12.59%	11/3/2022	11/3/2027	7,154,451	7,016,197	1,549,654	0.9
						15,748,814	15,510,605	10,144,017	5.4
Transportation Infrastructure
TCP Acquisition, LLC (dba HighStar Traffic)	(17)(18)	S+7.50%	12.83%	7/26/2022	7/26/2027	10,676,188	10,474,007	10,473,968	5.5
						10,676,188	10,474,007	10,473,968	5.5
Total first lien senior secured term loan							332,292,188	319,229,009	167.2
See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Consolidated Schedule of Investments – (continued)
December 31, 2023

Portfolio Company (1)(2)(3)(4)(5)(6)	Footnotes	Spread Above Index (7)	Interest Rate	Acquisition Date	Maturity	Principal, Shares, Units	Amortized Cost (8)	Fair Value (9)	% of Net Assets
Second lien senior secured loan
Professional Services
CorTech, LLC	(17)	S+6.35%	11.68%	3/13/2020	9/30/2025	6,359,542	$6,305,249	$6,059,372	3.2%
						6,359,542	6,305,249	6,059,372	3.2
Total second lien term loan							6,305,249	6,059,372	3.2

Senior unsecured notes
Electrical Equipment
HH Masterwork Intermediate, Inc.		-	17.00% PIK	11/17/2022	5/17/2028	2,067,881	2,033,098	1,384,446	0.7
						2,067,881	2,033,098	1,384,446	0.7
Total senior unsecured notes							2,033,098	1,384,446	0.7

Preferred equity securities	(12)(24)
Commercial Services and Supplies
Swyft Filings Holdings, LLC	(13)(20)(21)(22)	-	8.00% PIK	12/20/2021	-	192,444	183,612	227,311	0.1
						192,444	183,612	227,311	0.1
Construction & Engineering
MechanAir Holdings, LLC	(13)(21)(22)	-	13.50% PIK	9/2/2021	-	1,219	1,219,441	-	0.0
Vertical Mechanical Group Holdings, LLC	(22)	-	-	5/12/2023	-	185,714	1,857,143	3,188,286	1.7
Watt Contracting Holdings, LLC	(21)(22)	-	15.00% PIK	4/15/2022	-	2,110	2,077,366	133,929	0.1
						189,043	5,153,950	3,322,215	1.8
Diversified Telecommunication Services
Caregility Corporation - Series A Units	(11)(13)(21)	-	8.00% PIK	12/31/2022	-	151,018	-	1,383,250	0.7
Caregility Corporation - Series B Units	(11)(13)(21)	-	8.00% PIK	7/3/2023	-	446,689	3,591,494	4,108,869	2.2
Gridsource Holdings, LLC	(21)(22)	-	8.00% PIK	3/9/2023	-	3,959,977	799,597	1,138,860	0.6
YTC Holdings, Inc. (dba Yorktel)	(13)	-	8.00% PIK	9/23/2019	-	151,018	2,327,393	1,926,709	1.0
						4,708,702	6,718,484	8,557,688	4.5
Entertainment
NW Entertainment, LLC	(21)(22)	-	10.00% PIK	11/4/2022	-	971	955,843	1,088,481	0.6
						971	955,843	1,088,481	0.6
Food Products
UJP Acquisition, LLC (dba Uncle John's Pride)	(13)(21)(22)	-	8.00% PIK	3/31/2022	-	2,829,787	2,829,787	4,482,681	2.4
						2,829,787	2,829,787	4,482,681	2.4
Healthcare Providers & Services
Arrow Home Health, LLC (dba Acara Home Health) - Class A Units	(11)(21)(22)	-	10.00% PIK	3/19/2021	-	571,080	564,321	202,097	0.1
Arrow Home Health, LLC (dba Acara Home Health) - Class 1 Units	(11)(13)(22)	-	-	11/13/2023	-	56,005	56,005	112,010	0.1
IPA Investors, LP (dba Integrated Pain Associates)	(22)	-	8.00% PIK	1/9/2023	-	2,643	1,997,838	2,854,468	1.5
						629,728	2,618,164	3,168,575	1.7
Leisure Products
MPUSA, LLC (dba Mission)	(22)	-	-	12/9/2021	-	13	564,645	-	0.0
						13	564,645	-	0.0
Media
Channel Factory Holdings, LLC	(13)(22)	-	5.00% Cash + 5.00% PIK	8/27/2020	-	2,381,867	2,442,592	4,154,769	2.2
PadSquad Holdings, LLC	(13)(21)(22)	-	6.00% Cash + 6.00% PIK	3/30/2022	-	720,767	1,964,204	2,206,343	1.2
Trailer Park Group Holdings LLC - Class A-1 Units	(13)(22)	-	-	12/19/2023		40,888	73,599	112,309	0.1
Trailer Park Group Holdings LLC - Class A Units	(13)(21)(22)	-	8.00% PIK	8/2/2021	-	371,822	367,108	696,609	0.4
						3,515,344	4,847,503	7,170,030	3.9
Professional Services
Capone Holdings JV, LLC (dba LaSalle Staffing)	(22)	-	-	2/15/2022	-	4,000,000	4,000,000	6,047,467	3.2
Hometown Holdings JV, LLC (dba BWG Strategy)	(13)(22)	-	8.00% PIK	12/24/2020	-	666,667	676,799	820,533	0.4
PQT Ayaquhs, LLC (dba WWC Global)	(13)(21)(22)	-	10.50% PIK	8/1/2022	-	5,774	1,064,516	3,821,290	2.0
						4,672,441	5,741,315	10,689,290	5.6
Software
Proactive Dealer Holdings Parent, LLC	(22)	-	10.00% PIK	12/27/2021	-	1,141,205	1,328,162	3,052,404	1.6
PureCars Technologies Holdings, LLC	(13)(21)(22)	-	8.00% PIK	4/17/2019	-	514	240,065	19,192	0.0
PureCars Technologies, LLC	(13)(21)(22)	-	8.00% PIK	7/25/2022	7/26/2024	78	26,948	26,528	0.0
						1,141,797	1,595,175	3,098,124	1.6
Trading Companies & Distributors
USBid Inc. - Class A Units		-	-	11/3/2022	-	469	468,750	-	0.0
USBid Inc. - Class C Units	(21)	-	10.00% PIK	11/2/2023	-	9,375	7,324	-	0.0
						9,844	476,074	-	0.0
Total preferred equity securities							31,684,552	41,804,395	22.2

See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Consolidated Schedule of Investments – (continued)
December 31, 2023

Portfolio Company (1)(2)(3)(4)(5)(6)	Footnotes	Spread Above Index (7)	Interest Rate	Acquisition Date	Maturity	Principal, Shares, Units	Amortized Cost (8)	Fair Value (9)	% of Net Assets
Warrants and other equity securities	(12)(24)
Aerospace & Defense
Consolidated Machine & Tool Holdings, LLC	(14)(22)	-	-	1/15/2020	-	176	$142,485	$-	0.0%
						176	142,485	-	0.0
Construction & Engineering
DCCM, LLC	(22)	-	-	8/6/2021	-	897	939,949	1,045,109	0.5
Fremont-Wright, LLC		-	-	12/2/2020	-	2	-	894,453	0.5
Watt Contracting Holdings, LLC	(22)	-	-	4/15/2022	-	218	-	-	0.0
						1,117	939,949	1,939,562	1.0
Consumer Finance
Microf, LLC		-	-	5/5/2020	-	164,332	-	190,807	0.1
						164,332	-	190,807	0.1
Diversified Consumer Services
Rock Gate Capital, LLC (dba 160 Driving Academy)		-	-	10/16/2019	-	12,693	-	181,524	0.1
						12,693	-	181,524	0.1
Diversified Telecommunication Services
Caregility Corporation	(11)	-	-	12/29/2021	-	267,801	443,392	571,189	0.3
York Telecom Corporation (dba Yorktel)		-	-	9/23/2019	-	77,195	-	582,640	0.3
						344,996	443,392	1,153,829	0.6
Electrical Equipment
HH Masterwork Intermediate, Inc.		-	-	11/17/2022	11/17/2027	190,019	-	-	0.0
						190,019	-	-	0.0
Entertainment
LRI Holdco, LLC (dba Linden Labs)	(22)	-	-	12/31/2020	-	2	43,478	528,569	0.3
						2	43,478	528,569	0.3
Food Products
UJP Acquisition, LLC (dba Uncle John's Pride)	(22)	-	-	3/31/2022	-	127,215	-	53,021	0.0
						127,215	-	53,021	0.0
Healthcare Providers & Services
Klein Hersh, LLC		-	-	4/27/2022		1,003	-	-	0.0
Nurses 24/7 Holdings, LLC	(22)	-	-	5/26/2023		182	419,877	428,568	0.2
						1,185	419,877	428,568	0.2

Hotels, Restaurants & Leisure
The Range NYC, LLC (dba Five Iron Golf)		-	-	9/15/2022	-	21,210	71,599	32,606	0.0
						21,210	71,599	32,606	0.0
Household Durables
SkyBell Technologies, Inc.		-	-	12/13/2019	-	1,846,180	-	-	0.0
						1,846,180	-	-	0.0
Household Products
CHG Parent Holding LLC (dba Coop Home Goods)	(22)	-	-	6/18/2021	-	535,714	535,714	99,286	0.1
						535,714	535,714	99,286	0.1
Machinery
Texas Contract Manufacturing Group, Inc.		-	-	4/27/2022	-	1,602	-	490,323	0.3
						1,602	-	490,323	0.3
Professional Services
NSC Holdings, LLC	(22)	-	-	4/26/2019	-	111	271,262	296,715	0.2
PQT Ayaquhs, LLC (dba WWC Global)		-	-	8/1/2022	-	645	-	311,613	0.2
						756	271,262	608,328	0.4

Trading Companies & Distributors
USBid Inc.		-	-	11/3/2022	-	204	-	-	0.0
						204	-	-	0.0
Total warrants and other equity securities							2,867,756	5,706,423	3.1

Fund investments
Diversified Financials
Madryn Select Opportunities, LP	(18)	-	-	1/4/2022	-	2,898,305	2,898,305	2,809,327	1.5
						2,898,305	2,898,305	2,809,327	1.5
Total fund investments							2,898,305	2,809,327	1.5

TOTAL INVESTMENTS							$378,081,148	$376,992,972	197.9%

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

Portfolio Company	Type of Investment	Amount of Realized Gain (Loss)	Amount of Interest or Dividends Credited to Income (a)	December 31, 2022 Value	Gross Additions (b)	Gross Reductions (c)	Transfers In/(Out) of Affiliates	Amount of Unrealized Gains (Loss)	December 31, 2023 Value
Arrow Home Health LLC (dba Acara Home Health) (d)	First lien senior securred term loan	$-	$122,389	$851,429	$23,200	$(112,557)	$-	$(13,290)	$748,782
	Preferred equity securities (571,080 shares)	-	47,811	578,101	2,799	(1,399)	-	(377,404)	202,097
	Preferred equity securities (56,005 shares)	-	-	-	56,005	-	-	56,005	112,010
Caregility Corporation	First lien senior securred term loan	-	149,178	-	283,192	(3,712,205)	5,362,503	310,726	2,244,216
	Preferred equity securities (151,018 shares)	-	-	-	-	-	-	1,883,250	1,383,250
	Preferred equity securities (446,689 shares)	-	-	-	3,591,494	-	-	517,375	4,108,869
	Warrants (267,801 units)	-	-	-	-	-	443,392	127,797	571,189
Total Affiliate Investments		$-	$319,378	$1,429,530	$3,956,690	$(3,826,161)	$5,805,895	$2,504,459	$9,370,413

(a)	Represents the total amount of interest, fees or dividends credited to income for the portion of the period an investment was included in the Affiliate category.
(b)	Gross additions include increase in the cost basis of investments resulting from purchases, PIK interest or amortization of original issue discount.
(c)	Gross reductions include decreases in the total cost basis of investments resulting from principal repayments or sales.
(d)	The fair value of the investment was determined using significant unobservable inputs.

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
(18)
Positions have an aggregate unfunded commitment of $16,702,595 in addition to the amounts shown in the Consolidated Schedule of Investments. See Note 11 “Commitments, Contingencies and Risks” in the accompanying notes to the consolidated financial statements.

(19)	The investment is on non-accrual status. See Note 2 “Significant Accounting Policies”.
(20)	The investment includes the fair value and amortized cost of 1,015 shares of common equity issued in conjunction with the preferred equity.
(21)	Income producing through dividends or distributions.
(22)	Investment is held by a subsidiary of the Company. See Note 2 in the accompanying notes to the consolidated financial statements for additional information on the Company’s wholly-owned subsidiary.
(23)	The investment does not accrue PIK for the debt investment as of December 31, 2023. See Note 2. "Significant Accounting Policies".
(24)	All investments are non-income producing unless otherwise indicated.

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

Basis of Consolidation

As provided under ASC 946, the Company will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the financial position and results of operations of its wholly owned subsidiary Holding Company. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of March 31, 2024, and the reported revenue generated and expenses incurred during the reporting period. Actual results could differ from those estimates.

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

Revenue Recognition

The Company’s revenue recognition policies are as follows:

Interest income: Interest income is recorded on the accrual basis to the extent that the Company expects to collect such amounts. Interest income is accrued based upon the outstanding principal amount and contractual terms of debt investments. For the three months ended March 31, 2024 and 2023, $10,848,716 and  $9,745,823, respectively, of interest income, excluding payment in kind (“PIK”) interest income, has been accrued as shown on the Consolidated Statements of Operations. As of March 31, 2024 and December 31, 2023, $4,207,137 and $3,291,794 of interest income is receivable, respectively, as shown on the Consolidated Statements of Assets and Liabilities.

Payment in-kind income: The Company has certain investments in its portfolio that contain a PIK provision, which represents contractual interest or dividends that are added to the principal balance and recorded as income. For loans and debt securities with contractual PIK, the Company generally will not accrue PIK interest for accounting purposes if the portfolio company valuation indicates that such PIK interest is not collectible. To maintain its ability to take a dividend paid deduction, the Company may need to pay out PIK non-cash income amounts in the form of distributions, even though the Company has not yet collected the cash. For the three months ended March 31, 2024 and 2023, $1,470,542 and $220,183, respectively, of PIK income has been accrued as shown on the Consolidated Statements of Operations.

Non-accrual: Loans or preferred equity securities are placed on non-accrual status when interest, PIK interest or dividend payments become 90 days or more past due, or when there is reasonable doubt that principal, interest or dividends will be collected. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Any accrued interest receivable in previous year will be written off and corresponding interest income will be reversed, as applicable. Subsequent interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal, interest, PIK interest or dividends are paid, and, in management’s judgment are likely to remain current. Please refer to the Consolidated Schedule of Investments for non-accrual status of investments as of March 31, 2024 and December 31, 2023. As of March 31, 2024 two investments, SkyBell Technologies, Inc. and Consolidated Machine & Tool Holdings, LLC are on non-accrual status; $97,030 of interest receivable has been reversed as a result for SkyBell Technologies, Inc. As of March 31, 2024 no interest has been written off or reversed as a result of the Consolidated Machine & Tool Holdings, LLC being on non-accrual status. As of December 31, 2023 one investment, SkyBell Technologies, Inc. was on non-accrual status and no interest had been written off or reversed as a result of the investment being on non-accrual status.

Dividend income: Dividend income to be paid in-kind on equity securities is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income paid in cash is recorded on the date declared for portfolio companies. Each distribution received from limited liability company and limited partnership interests is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For the three months ended March 31, 2024 and for the year ended December 31, 2023, the Company did not receive any return of capital distributions from its equity investments. For the three months ended March 31, 2024 and 2023, $0 and $166,504, respectively, of dividend income has been accrued as shown on the Consolidated Statements of Operations. As of March 31, 2024 and December 31, 2023, all dividend income has been received.

Original Issue Discount: Discounts to par on portfolio securities are accreted into income over the tenor of the instrument. Any remaining discount is accreted into income upon prepayment or redemption of the instrument and the Company then amortizes such amounts using the effective interest method as interest income over the life of the investment. The unamortized discount as of March 31, 2024 and December 31, 2023, was $6,194,381 and $6,789,946, respectively. The amount of original issue discount amortized for the three months ended March 31, 2024 and 2023 was $657,610 and $358,632, respectively, and is included in interest income on the Consolidated Statements of Operations.

Amendment, waiver, and consent fees: In connection with modifying credit agreements with portfolio companies to provide additional operating or borrowing flexibility, the Company may be entitled to amendment, waiver and consent fees to compensate for the potentially enhanced credit risk. Such fees will be recorded as income on the date earned and accrued to the extent the fee is to be compensated in the form of additional principal balance. For the three months ended March 31, 2024 and 2023, $16,772 and $40,720 of amendment fees had been earned and included in other income on the Consolidated Statements of Operations.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)
(Unaudited)
Note 2. Summary of Significant Accounting Policies (continued)

Early repayment and termination fees: Upon the prepayment of a loan or debt security, any unamortized premium or discount or loan origination fees are recorded as interest income. To the extent the Company receives early repayment fees in connection with pre-maturity loan agreement termination, such income will be recorded on the date of prepayment. The Company and its Advisor generally do not structure transactions with a contractual exit fee to be collected upon loan repayment at maturity. No such fees were earned during the three months ended March 31, 2024 and 2023.

Gains and Losses: Investment transactions are recorded on a trade-date basis. Realized gains or losses on portfolio investments are calculated based upon the difference between the net proceeds from the disposition and the amortized cost basis of the investment, without regard to unrealized gains or losses previously recognized. Realized gains and losses are recorded within net realized gain (loss) on investments on the Consolidated Statements of Operations. Changes in the fair value of investments from the prior period, as approved by the Board based on fair value recommendations from the Advisor in accordance with the Advisor’s valuation policy, are included within net change in unrealized gain (loss) on investments on the Consolidated Statements of Operations. For the three months ended March 31, 2024 and 2023, the Company had no net realized gain (loss) on investments as represented on the Consolidated Statements of Operations.

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

Earnings per Share

In accordance with the provisions of ASC Topic 260 – Earnings per Share, basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. The weighted average shares outstanding utilized in the calculation of earnings per share take into account share issues on the issuance date and the Company’s repurchases of its Common Stock on the repurchase date. See Note 9 for additional information on the Company’s share activity. For the three months ended March 31, 2024 and for the year ended December 31, 2023, there were no potentially dilutive common shares issued.

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

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)
(Unaudited)
Note 2. Summary of Significant Accounting Policies (continued)
Cash Equivalents

Cash equivalents are highly liquid investments with a current maturity of three months or less at the date of acquisition, which may include temporary investments in U.S. Treasury Bills (of varying maturities) or money market funds. There were no cash equivalents outstanding on the Company’s Consolidated Statements of Assets and Liabilities as of March 31, 2024 and December 31, 2023.

Unamortized Deferred Financing Costs

Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. Deferred financing costs are capitalized as incurred and amortized on a straight line basis to maturity of the Secured Credit Facility (as defined herein). For the three months ended March 31, 2024 and 2023, the Company had $140,521 and $172,264, respectively, of expensed financing costs included in interest and other financing fees on the Consolidated Statements of Operations. As of March 31, 2024 and December 31, 2023, the Company had $706,395 and $846,916, respectively, of unamortized deferred financing costs as shown in deferred financing cost on the Consolidated Statements of Assets and Liabilities.

Organization and Offering Costs

Organizational and offering costs are expensed as incurred. These expenses consist primarily of legal fees and other costs incurred with Company’s share offerings, the preparation of the Company’s registration statement, and registration fees. For the three months ended March 31, 2024 and 2023, the Company had incurred no organizational costs.  As of March 31, 2024 and December 31, 2023, no organizational costs remained payable on the Consolidated Statements of Assets and Liabilities. For the three months ended March 31, 2024 and 2023, the Company incurred offering costs in the amount of $49,727 and $49,315, respectively, as shown as a component of the general and administrative fees in the Consolidated Statements of Operations. As of March 31, 2024 and December 31, 2023, $49,727 and $47,749, respectively, of offering costs incurred were payable and included in other payables on the Statement of Assets and Liabilities.

Custodian Fees

The Company has entered into a custody agreement with State Street Bank and Trust Company (the “Custodian”). For the three months ended March 31, 2024 and 2023, the Company incurred expenses for services provided by the Custodian of $5,997 and $7,500, respectively, which is included in professional fees on the Consolidated Statements of Operations. As of March 31, 2024 and December 31, 2023, $20,000 and $20,000, respectively, remained payable, which is included in professional fees payable on the Consolidated Statements of Assets and Liabilities.

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

To qualify as a RIC under Subchapter M of the Code, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its Stockholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses. In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending October 31 in that calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. For the three months ended March 31, 2024 and 2023, the Company did not record a net expense on the Consolidated Statements of Operations for U.S. federal excise tax.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)
(Unaudited)
Note 2. Summary of Significant Accounting Policies (continued)

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current period. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company did not record any uncertain income tax positions for the three months ended March 31, 2024 and for the year ended December 31, 2023. The aggregate amortized tax basis cost of investments included on the Consolidated Schedule of Investments as of March 31, 2024 and December 31, 2023 were $358,082,609 and $378,081,148, respectively.

Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). This change is intended to improve reportable segment requirements, primarily through enhanced disclosures about significant segment expenses, allowing financial statement users to better understand the components of a segment’s profit or loss and assess potential future cash flows for each reportable segment and the entity as a whole. The amendments expand a public entity’s segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker, clarifying when an entity may report one or more additional measures to assess segment performance, requiring enhanced interim disclosures, and providing new disclosure requirements for entities with a single reportable segment among other new disclosure requirements. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. Although the ASU only requires additional disclosure about the Company’s operating segment, the Company is currently evaluating the impact of adopting this guidance with respect to the consolidated financial statements.

In January 2021, the FASB issued Accounting Standards Update No. 2021-01, “Reference Rate Reform (Topic 848)” (“ASU 2021-01”). ASU 2021-01 is an update of ASU 2020-04, which is in response to concerns about structural risks of interbank offered rates, and particularly the risk of cessation of the London Interbank Offered Rate (“LIBOR”). Regulators have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. ASU 2020-04 provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. ASU 2020- 04 is elective and applies to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The ASU 2021-01 update clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The amendments in this update are effective immediately through December 31, 2023, for all entities. On December 21, 2022, the FASB issued a new Accounting Standards Update ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848,” that extends the sunset (or expiration) date of Accounting Standards Codification (ASC) Topic 848 to December 31, 2024. This gives reporting entities two additional years to apply the accounting relief provided under ASC Topic 848 for matters related to reference rate reform. The ASU is effective immediately. The Company has evaluated its impact on the Company’s consolidated financial statements. Accordingly, all of the Company’s relevant credit agreements have transitioned to Secured Overnight Financing Rate (“SOFR”) as of December 31, 2023.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)
(Unaudited)
Note 3. Investments

The following tables show the composition of the Company’s investment portfolio, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	March 31, 2024
	Amortized Cost		Fair Value
First Lien Senior Secured Loan	$311,129,060	86.9%	$294,455,581	83.2%
Second Lien Senior Secured Loan	6,248,112	1.7	6,067,024	1.7
Senior Unsecured Notes	2,033,098	0.6	1,265,130	0.4
Preferred Equity Securities	32,906,278	9.2	43,031,287	12.2
Warrants and Other Equity Securities	2,867,756	0.8	6,039,575	1.7
Fund Investments	2,898,305	0.8	2,818,111	0.8
Total	$358,082,609	100.0%	$353,676,708	100.0%

	December 31, 2023
	Amortized Cost		Fair Value
First Lien Senior Secured Loan	$332,292,188	87.8%	$319,229,009	84.7%
Second Lien Senior Secured Loan	6,305,249	1.7	6,059,372	1.6
Senior Unsecured Notes	2,033,098	0.5	1,384,446	0.4
Preferred Equity Securities	31,684,552	8.4	41,804,395	11.1
Warrants and Other Equity Securities	2,867,756	0.8	5,706,423	1.5
Fund Investments	2,898,305	0.8	2,809,327	0.7
Total	$378,081,148	100.0%	$376,992,972	100.0%

The following tables show the composition of the Company’s investment portfolio by geographic region, at amortized cost and fair value (with corresponding percentage of total portfolio investments). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business:

	March 31, 2024
	Amortized Cost		Fair Value
Southeast	$112,046,102	31.3%	$105,477,235	29.9%
Midwest	64,421,858	18.0	66,105,019	18.7
West	53,734,976	15.0	52,581,652	14.9
Northeast	46,882,211	13.1	43,861,988	12.4
East	34,389,298	9.6	34,746,311	9.8
Southwest	25,203,934	7.0	25,631,795	7.2
South	21,404,230	6.0	25,272,708	7.1
Total	$358,082,609	100.0%	$353,676,708	100.0%

	December 31, 2023
	Amortized Cost		Fair Value
Southeast	$117,249,715	31.0%	$112,796,734	29.8%
Midwest	72,946,758	19.3	72,951,802	19.4
Northeast	53,801,241	14.2	55,247,793	14.7
West	53,349,023	14.1	51,488,613	13.7
East	33,935,529	9.0	33,986,375	9.0
Southwest	25,324,544	6.7	24,996,508	6.6
South	21,474,338	5.7	25,525,147	6.8
Total	$378,081,148	100.0%	$376,992,972	100.0%

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)
(Unaudited)
Note 3. Investments (continued)

The following tables show the composition of the Company’s investment portfolio by industry, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	March 31, 2024
	Amortized Cost		Fair Value
Aerospace & Defense	$8,053,828	2.2%	$7,617,318	2.2%
Chemicals	14,560,767	4.1	14,695,154	4.2
Commercial Services & Supplies	4,114,403	1.1	3,909,167	1.1
Construction & Engineering	58,212,904	16.4	57,290,515	16.1
Consumer Finance	3,418,199	1.0	3,745,556	1.1
Distributors	14,268,603	4	13,654,534	3.9
Diversified Consumer Services	14,834,632	4.1	15,168,714	4.3
Diversified Financials	2,898,305	0.8	2,818,111	0.8
Diversified Telecommunication Services	27,943,116	7.8	30,774,511	8.6
Electrical Equipment	10,709,696	3	8,294,272	2.3
Entertainment	18,259,275	5.1	15,926,614	4.5
Food Products	9,810,595	2.7	11,442,184	3.2
Healthcare Providers & Services	44,559,565	12.4	43,441,537	12.2
Hotels, Restaurants & Leisure	4,907,184	1.4	4,933,128	1.4
Household Durables	4,618,637	1.3	2,341,518	0.7
Household Products	4,876,915	1.4	4,746,300	1.3
IT Services	12,972,100	3.6	13,152,856	3.7
Leisure Products	4,758,643	1.3	2,342,286	0.7
Machinery	4,763,104	1.3	4,435,767	1.3
Media	23,597,949	6.6	26,543,977	7.5
Personal Products	4,442,180	1.2	4,539,782	1.3
Professional Services	31,136,292	8.7	36,621,006	10.4
Software	6,049,249	1.7	8,123,945	2.3
Specialty Retail	6,397,426	1.8	6,207,441	1.8
Trading Companies & Distributors	7,500,300	2.1	268,292	0.1
Transportation Infrastructure	10,418,742	2.9	10,642,223	3.0
Total	$358,082,609	100.0%	$353,676,708	100.0%

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)
(Unaudited)
Note 3. Investments (continued)

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

The consolidated financial statements include portfolio investments at fair value of $353,676,708 and $376,992,972 as of March 31, 2024 and December 31, 2023, respectively.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)
(Unaudited)
Note 4. Fair Value Measurements (continued)
The Company valued its investments in underlying funds based on its proportionate interest in net asset value (“NAV”) of the underlying funds. For the purpose of classifying the investments in underlying funds within the fair value hierarchy, the Company makes use of the practical expedient under ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or its Equivalent). As of March 31, 2024 and December 31, 2023, the Company’s investments in underlying funds amounted to $2,818,111 and $2,809,327, respectively.

U.S. GAAP requires that the Company disclose the Company’s pro-rata portion of individual securities, if available, that are reported to the Company by the underlying portfolio funds that exceed 5% of the Company’s capital balance.

The following tables present fair value measurements of investments, by major class according to the fair value hierarchy.

	Fair Value Measurements
March 31, 2024	Level 1	Level 2	Level 3	Total
First Lien Senior Secured Loan	$-	$-	$294,455,581	$294,455,581
Second Lien Senior Secured Loan	-	-	6,067,024	6,067,024
Senior Unsecured Notes	-	-	1,265,130	1,265,130
Preferred Equity Securities	-	-	43,031,287	43,031,287
Warrants and Other Equity Securities	-	-	6,039,575	6,039,575
Total	$-	$-	$350,858,597	$350,858,597
Fund Investments				2,818,111
Total Investments				$353,676,708

	Fair Value Measurements
December 31, 2023	Level 1	Level 2	Level 3	Total
First Lien Senior Secured Loan	$-	$-	$319,229,009	$319,229,009
Second Lien Senior Secured Loan	-	-	6,059,372	6,059,372
Senior Unsecured Notes	-	-	1,384,446	1,384,446
Preferred Equity Securities	-	-	41,804,395	41,804,395
Warrants and Other Equity Securities	-	-	5,706,423	5,706,423
Total	$-	$-	$374,183,645	$374,183,645
Fund Investments				2,809,327
Total Investments				$376,992,972

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

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)
(Unaudited)
Note 4. Fair Value Measurements (continued)

The following tables provide a reconciliation of the beginning and ending balances for investments at fair value that use Level 3 inputs for the three months ended March 31, 2024 and 2023:

	Investments
	First Lien Senior Secured Loan	Second Lien Senior Secured Loan	Senior Unsecured Notes	Preferred Equity Securities	Warrants and Other Equity Securities	Fund Investments	Total Investments
Balance as of December 31, 2023	$319,229,009	$6,059,372	$1,384,446	$41,804,395	$5,706,423	$2,809,327	$376,992,972
Net change in unrealized gain (loss) on investments	(3,610,300)	64,789	(119,316)	5,166	333,152	8,784	(3,317,725)
Purchases of investments and other adjustments to cost (1)	2,821,564	-	-	-	-	-	2,821,564
Proceeds from principal repayments (2)	(22,745,927)	(57,137)	-	(17,039)	-	-	(22,820,103)
Lien status change(3)	(1,238,765)	-	-	1,238,765	-	-	-
Balance as of March 31, 2024	$294,455,581	$6,067,024	$1,265,130	$43,031,287	$6,039,575	$2,818,111	$353,676,708

(1)	Includes purchases of new investments, premium and discount accretion and amortization and PIK interest.
(2)	Includes paydowns receivable from the Consolidated Statements of Assets and Liabilities
(3)	Lien conversions are fair valued at beginning of period on January 1, 2024

	Investments
	First Lien Senior Secured Loan	Second Lien Senior Secured Loan	Senior Unsecured Notes	Preferred Equity Securities	Warrants and Other Equity Securities	Fund Investments	Total Investments
Balance as of December 31, 2022	$260,982,122	$6,250,270	$-	$27,088,732	$5,829,429	$3,045,128	$303,195,681
Net change in unrealized gain (loss) on investments	(1,188,943)	33,626	-	213,058	184,228	52,433	(705,598)
Purchases of investments and other adjustments to cost (1)	23,998,021	8,110	-	2,927,035	-	-	26,933,166
Proceeds from sales of investments	-	-	-	-	-	-	-
Proceeds from principal repayments (2)	(1,701,330)	(50,897)	-	(17,039)	-	-	(1,769,266)
Lien status change	-	-	1,628,075	(389,310)	-	-	1,238,765
Balance as of March 31, 2023	$282,089,870	$6,241,109	$1,628,075	$29,839,515	$6,013,657	$3,097,561	$328,909,787

(1)	Includes purchases of new investments, premium and discount accretion and amortization and PIK interest.
(2)	Includes paydowns receivable from the Consolidated Statements of Assets and Liabilities

The net change in unrealized gain (loss) on investments included on the Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023, attributable to Level 3 investments still held as of March 31, 2024 was $(3,170,410) and $(705,598), respectively.

Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period which the reclassifications occur. There were no transfers among Levels 1, 2 and 3 for the three months ended March 31, 2024 and 2023.

Purchases (including accretion, amortization, PIK interest) for the three months ended March 31, 2024 and 2023 amounted to $2,821,564 and $26,933,166, respectively.

For the three months ended March 31, 2024, the Company did not invest in any new portfolio companies and invested (net of original issue discount) $787,844 in two existing portfolio companies as reflected in the Consolidated Schedule of Investments. For the three months ended March 31, 2023, the Company invested (net of original issue discount) $14,653,791 in one new portfolio company and $11,646,365 in four existing portfolio companies as reflected in the Consolidated Schedule of Investments.

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

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)
(Unaudited)
Note 4. Fair Value Measurements (continued)
The table below summarizes the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy as of March 31, 2024.

						Range
	Fair Value	Valuation Technique	Unobservable Input	Weighted Average Mean		Minimum		Maximum
Assets:
First Lien Senior Secured Loan	$259,211,450	Discount Rate	Market Yields	15.6%		7.7%		30.0%
			EBITDA Multiple	8.33	x	1.53	x	35.50	x
First Lien Senior Secured Loan	12,921,031	Discount Rate	Market Yields	19.3%		17.0%		27.0%
			Revenue Multiple	0.44	x	0.30	x	0.50	x
First Lien Senior Secured Loan	5,086,630	Enterprise Value Method	Revenue Multiple	1.29	x	0.40	x	2.75	x
First Lien Senior Secured Loan	14,894,952	Enterprise Value Method	EBITDA Multiple	9.18	x	5.00	x	6.00	x
First Lien Senior Secured Loan	2,341,518	Other	N/A	N/A		N/A		N/A
Second Lien Senior Secured Loan	6,067,024	Discount Rate	Market Yields	16.7%		15.4%		17.9%
			EBITDA Multiple	7.50	x	7.00	x	8.00	x
Senior Unsecured Note	1,265,130	Discount Rate	Market Yields	30.0%		30.0%		30.0%
			EBITDA Multiple	5.75	x	5.25	x	6.25	x
Preferred Equity Securities	30,042	Discount Rate	Market Yields	23.3%		23.3%		23.3%
			Revenue Multiple	0.40	x	0.30	x	0.50	x
Preferred Equity Securities	4,499,630	Enterprise Value Method	Revenue Multiple	2.60	x	2.10	x	3.10	x
			EBITDA Multiple	12.50	x	12.00	x	13.00	x
Preferred Equity Securities	32,857	Enterprise Value Method	Revenue Multiple	0.45	x	0.40	x	0.50	x
			EBITDA Multiple	6.75	x	6.25	x	7.25	x
Preferred Equity Securities	5,573,257	Enterprise Value Method	Revenue Multiple	2.24	x	0.30	x	2.75	x
Preferred Equity Securities	32,895,501	Enterprise Value Method	EBITDA Multiple	7.55	x	3.00	x	13.75	x
Warrants and Other Equity Securities	157,426	Enterprise Value Method	Revenue Multiple	2.25	x	1.75	x	2.75	x
Warrants and Other Equity Securities	5,882,149	Enterprise Value Method	EBITDA Multiple	7.50	x	3.00	x	35.50	x
Fund Investments	2,818,111	Other	N/A	N/A		N/A		N/A
Total Level 3 Assets	$353,676,708

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

The significant unobservable input used in the income approach of fair value measurement of the Company’s investments is the discount rate (derived from market yields, EBITDA Multiple and Revenue Multiple) used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. Increases (decreases) in the discount rate would result in a decrease (increase) in the fair value estimate of the investment. Included in the consideration and selection of discount rates are the following factors: risk of default, rating of the investment and comparable investments, and call provisions.

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

An affiliated company is a company in which the Company has an ownership interest of 5% or more of its voting securities. A controlled affiliate company is a company in which the Company and its affiliated funds have an ownership interest of more than 25% of its voting securities. Please see the Company’s Consolidated Schedule of Investments for the type of investment, principal amount, interest rate including the spread, and the maturity date. For the three months ended March 31, 2024 and for the year ended December 31, 2023, the Advisor’s managed funds had an ownership interest of 25% or more in two companies’ voting securities.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)
(Unaudited)
Note 5. Transactions with Affiliated Companies (continued)
Transactions related to the Company’s investments with controlled affiliates for the three months ended March 31, 2024 and for the year ended December 31, 2023, were as follows:

The three months ended March 31, 2024	Equity Ownership Held by the Company	Equity Ownership Held by Star Mountain Affiliate Funds
Issuer:
Arrow Home Health LLC	2.2%	55.5%
Caregility Corporation	7.9%	37.4%

The year ended December 31, 2023	Equity Ownership Held by the Company	Equity Ownership Held by Star Mountain Affiliate Funds
Issuer:
Arrow Home Health LLC	2.2%	55.5%
Caregility Corporation	7.9%	37.4%

Note 6. Transactions with Related Parties

Star Mountain Lower Middle-Market (Offshore) Ltd. (the “Feeder Fund”) was formed as a Cayman Islands exempted company and commenced operations on August 17, 2021. The Feeder Fund has been formed to invest all or substantially all of its investable assets in the common stock of the Company. As of March 31, 2024 and December 31, 2023, the Feeder Fund had $17,313,800 and $17,313,800 in capital committed to the Company, respectively, and an ownership percentage in the Company of 7.78% and 7.93%, respectively. As of March 31, 2024 and December 31, 2023, the Feeder Fund had $0 and $110,891 of contributions payable to the Company.

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

Management fees for the three months ended March 31, 2024 and 2023 were $1,152,067 and $1,382,563, respectively. For the three months ended March 31, 2024 and 2023, the Advisor elected to voluntarily waive $0 and $197,509, respectively, of such management fees. The management fees waived are not recoupable by the Advisor. There is no guarantee that the Advisor will waive management fees in the future, and the Advisor may discontinue or modify any such waivers in the future at its discretion. As of March 31, 2024 and December 31, 2023, $1,152,067 and $1,121,412 of management fees remained payable, respectively.

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

Incentive fees for the three months ended March 31, 2024 and 2023 were $1,225,518 and $1,064,526, respectively. For the three months ended March 31, 2024 and 2023 the Advisor elected to voluntarily waive $0 and $719,565 of such incentive fees, respectively. The incentive fees waived for the period ended March 31, 2024 are not recoupable and there is no guarantee that the Advisor will waive incentive fees in the future. The Advisor may discontinue or modify any such waivers in the future at its discretion. As of March 31, 2024 and December 31, 2023, $5,186,994 and $3,961,476, respectively, of incentive fees remained payable as shown in the Consolidated Statements of Assets and Liabilities.

Administration Fees

The Company has entered into the Administration Agreement with the Advisor, under which the Company reimburses the Administrator for its allocable portion of overhead and other expenses, including the costs of furnishing the Company with office facilities and equipment and providing clerical, bookkeeping, record-keeping and other administrative services at such facilities, and the Company’s allocable portion of the cost of the chief financial officer and chief compliance officer and their respective staffs. To the extent that the Administrator outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis, without incremental profit, to the Administrator. For the three months ended March 31, 2024 and 2023, the Company incurred reimbursement expenses of $41,305 and $44,729, respectively, included under General and Administrative fees on the Consolidated Statements of Operations. As of March 31, 2024 and December 31, 2023, $36,341 and $79,070, respectively, of reimbursement expense was payable as shown in the Consolidated Statements of Assets and Liabilities as reimbursement expense payable.

The Administrator has entered into a sub-administration agreement with SS&C Technologies, Inc. (the “Sub-Administrator”), under which the Sub-Administrator provides various accounting and administrative services to the Company. Administrative services may include maintenance of the Company’s books and records, processing of investor transactions, and calculation of the NAV. For the three months ended March 31, 2024 and 2023, the Company incurred expenses for services provided by the Sub-Administrator of $167,436 and $129,661, respectively, which is included in professional fees on the Consolidated Statements of Operations. As of March 31, 2024 and December 31, 2023, there were $167,436 and $0 payable, for expenses incurred for services provided by the Sub-Administrator.

Directors’ Fees

The Company incurs certain fees and expenses paid to the Company’s independent directors (including expenses and costs related to meetings of the independent directors); for the three months ended March 31, 2024 and 2023, directors’ expenses are $23,620 and $19,726, respectively, as shown on the Consolidated Statements of Operations. As of March 31, 2024 and December 31, 2023, $23,620 and $23,750 of directors’ expenses remained payable, respectively, which are included in professional fees payable as shown on the Consolidated Statements of Assets and Liabilities.

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

As of March 31, 2024 and December 31, 2023, the Secured Credit Facility commitment amounts were as follows:

	As of March 31, 2024	As of December 31, 2023
Secured Credit Facility Lender	Commitment	Commitment
Webster Bank	$67,500,000	$67,500,000
Blue Ridge Bank	25,000,000	25,000,000
First Foundation Bank	20,000,000	20,000,000
Mitsubishi HC Capital America, Inc.	20,000,000	20,000,000
Woodforest National Bank	20,000,000	20,000,000
Forbright Bank	17,500,000	17,500,000
Apple Bank	15,000,000	15,000,000
Peapack-Gladstone Bank	15,000,000	15,000,000
Total Commitment	$200,000,000	$200,000,000

Borrowings can be increased to a maximum of $350 million in accordance with the Secured Credit Facility accordion feature terms and conditions and are limited by various advance rates and concentration limits.

As of March 31, 2024 and December 31, 2023, the total fair value of the borrowings outstanding under the Secured Credit Facility was $149,500,000 and $176,500,000, respectively.

Advances under the Secured Credit Facility bear interest at a per annum rate equal to the Prime rate in effect on such day minus 0.35%. Inclusive of syndication, agency, and administrative fees paid to Webster, the total annualized cost of capital is estimated to be 8.0%. The Company will also pay a non-utilization fee on the average daily unused amount of the aggregate commitments until the commitment termination date (as defined in the Loan Agreement). As of March 31, 2024, the total commitments under the Secured Credit Facility were $200 million. Proceeds from borrowings under the Secured Credit Facility may be used to finance certain investments, fulfill payment obligations under the Secured Credit Facility, make distributions/payments permitted by the Loan Agreement. All amounts outstanding under the Secured Credit Facility must be repaid by the fourth anniversary of the initial closing of the Secured Credit Facility. The Company’s obligations to the lenders under the Secured Credit Facility are secured by a first priority security interest in substantially all of the Company’s assets, subject to certain exclusions.

In May 2024, the Company extended its $200,000,000 Secured Credit Facility with Webster, the Administrative Agent, to June 30, 2028. The Secured Credit Facility carries an interest rate of 3M SOFR plus 2.9%.

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

	For the three months ended March 31,
	2024	2023
Interest expense - Secured Credit Facility	$3,288,169	$2,482,260
Interest expense - Revolving Credit Line	-	23,354
Unused commitment fees	47,687	110,939
Amortization of deferred financing costs	140,521	172,264
Utilization fees	264,814	358,699
Total interest and other debt financing fees	$3,741,191	$3,147,516
Average debt outstanding	$162,269,231	$138,366,667
Average stated interest rate	8.13%	7.34%

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

For the year ended December 31, 2023 no permanent differences were reclassified for tax purposes.

For income tax purposes, distributions paid to stockholders are reported as ordinary income, return of capital, redemption, long term capital gains or a combination thereof. The following table provides the tax character of distributions declared for the year ended December 31, 2023:

For the year ended December 31, 2023
Ordinary income	$22,097,019
Long-term capital gains	3,773
Total	$22,100,792

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)
(Unaudited)
Note 8. Income Taxes (continued)

The following table sets forth the tax cost basis and the estimated aggregate gross unrealized appreciation and depreciation from investments for federal income tax purposes as of and for the period ended March 31, 2024 and December 31, 2023:

	As of March 31, 2024	As of December 31, 2023
Tax Cost of Investment	$358,082,609	$378,551,985

	As of March 31, 2024	As of December 31, 2023
Unrealized appreciation	$23,673,130	$20,541,825
Unrealized depreciation	(28,079,031)	(22,100,838)
Net unrealized appreciation/(depreciation) from investments	$(4,405,901)	$(1,559,013)
Note 9. Stock Issuances

As of March 31, 2024 and December 31, 2023, the total number of shares of all classes of capital stock that the Company has the authority to issue was 200,000,000 shares of Common Stock, par value $0.001 per share.

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

For the three months ended March 31, 2024 and 2023, the Company entered into subscription agreements (collectively, the “Subscription Agreements”) with new investors, providing for the private placement of common shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase common shares up to the amount of their respective capital commitments on an as-needed basis with a minimum of 8 business days’ prior notice. As of March 31, 2024 and December 31, 2023, the Company had received capital commitments totaling $222,512,762 and $218,337,762, respectively.

As of March 31, 2024, net contributions of $204,144,825 had been made by Stockholders and $18,367,937 remained available to be drawn by the Company.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)
(Unaudited)
Note 9. Stock Issuances (continued)
The following tables summarize the issuance of shares for the three months ended March 31, 2024 and 2023:

Date	Price per share	Shares Issued	Proceeds
For the three months ended March 31, 2024:
Stock issued in connection with dividend reinvestment plan
January 31, 2024	$24.98	120,133	$3,000,821
Total		120,133	$3,000,821

Date	Price per share	Shares Issued	Proceeds
For the three months ended March 31, 2023:
March 21, 2023	$25.31	803,600	$20,339,128
		803,600	$20,339,128

Stock issued in connection with dividend reinvestment plan
January 26, 2023	25.34	86,086	2,181,430
		86,086	2,181,430
Total		889,686	$22,520,558

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

The following tables summarize the repurchase of shares for the three months ended March 31, 2024 and 2023.

Quarter Ended	Purchase Price	Shares Repurchased	Amount Paid in Cash
Stock repurchased in connection with tender offer
March 29, 2024	$25.10	192,187.05	$4,823,944
Total		192,187.05	$4,823,944

Quarter Ended	Purchase Price	Shares Repurchased	Amount Paid in Cash
Stock repurchased in connection with tender offer
December 31, 2022*	$25.21	108,930.54	$2,746,138
March 31, 2023	25.80	164,813.65	4,252,193
Total		273,744.19	$6,998,331

*
On December 15, 2022 the Company commenced a tender offer for repurchase of common shares. The tender offer expired on January 16, 2023 and the shares of common stock repurchased in connection with the tender offer were recorded and paid out as capital activity for 2023.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)
(Unaudited)
Note 10. Discretionary Repurchase of Shares of Common Stock and Distributions (continued)
The Company’s distributions are recorded on the record date. For the three months ended March 31, 2024 no distributions were declared to Stockholders and no distributions remained payable as of March 31, 2023.

The following table summarizes the settlement of distributions declared and recorded as of December 31, 2023, and the subsequent payment and issuance of those distributions for the three months ended March 31, 2024:

Date Declared	Record Date	Payment/Issuance Date	Amount Per Share	Amount Paid in Cash	Amount Settled via Newly Issued Shares	Total
For the three months ended March 31, 2024
December 31, 2023	December 31, 2023	January 31, 2024	$0.79	$2,961,399	$3,000,821	$5,962,220
			$0.79	$2,961,399	$3,000,821	$5,962,220

The following table summarizes the settlement of distributions declared and recorded as of December 31, 2022, and the subsequent payment and issuance of those distributions for the three months ended March 31, 2023:

Date Declared	Record Date	Payment/Issuance Date	Amount Per Share	Amount Paid in Cash	Amount Settled via Newly Issued Shares	Total
For the three months ended March 31, 2023:
December 31, 2022	December 31, 2022	January 26, 2023	$0.66	$2,169,650	$2,181,430	$4,351,080
Total			$0.66	$2,169,650	$2,181,430	$4,351,080

Note 11. Commitments, Contingencies, and Risks

Commitments: As of March 31, 2024 and December 31, 2023, the Company had $6,809,241 and $15,600,970 in outstanding commitments to direct investments and $1,101,695 and $1,101,625 in outstanding commitments to fund investments, respectively.

March 31, 2024	Outstanding Commitments
Direct Investments
Consolidated Machine & Tool Holdings, LLC	$86,552
The Range NYC, LLC (dba Five Iron Golf)	6,722,689
Total Direct Investments	$6,809,241

Fund Investments
Madryn Select Opportunities, LP	$1,101,695
Total Fund Investments	$1,101,695

Total	$7,910,936

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)
(Unaudited)
Note 11. Commitments, Contingencies, and Risks (continued)
December 31, 2023	Outstanding Commitments
Direct Investments
Consolidated Machine & Tool Holdings, LLC	$267,525
PPC Event Services, Inc.	2,391,846
TCP Acquisition, LLC	5,595,960
The Range NYC, LLC (dba Five Iron Golf)	6,722,689
YTC Holdings, Inc. (dba Yorktel)	622,950
Total Direct Investments	$15,600,970

Fund Investments
Madryn Select Opportunities, LP	$1,101,625
Total Fund Investments	$1,101,625

Total	$16,702,595

Management believes that the Company’s available cash balances provide sufficient funds to cover its unfunded commitments as of March 31, 2024 and December 31, 2023.

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

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)
(Unaudited)
Note 12. Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2024 and 2023:

	For the three months ended March 31,
	2024	2023
Per share data:
Net asset value at beginning of period	$24.78	$25.21
Net investment income (loss) (1)	0.74	0.75
Net realized and unrealized gain (loss) (1)	(0.43)	(0.11)
Net increase (decrease) in net assets resulting from operations (1)	0.31	0.64
Stockholder distributions (2)	-	(0.33)
Dividend reinvestment plan distributions (2)	(0.40)	(0.33)
Other (3)	0.41	0.61
Net asset value at end of period	$25.10	$25.80
Net assets at end of period	$191,153,131	$186,011,566
Shares outstanding at end of period	7,615,428	7,208,489
Total return (4)	4.49%	5.01%
Ratio/Supplemental data:
Ratio of expenses to average net assets before incentive fees and waivers(5)	11.52%	12.19%
Ratio of expenses to average net assets after incentive fees and before waivers(5)	12.15%	12.82%
Ratio of expenses to average net assets after incentive fees and waivers (5)	12.15%	12.27%
Ratio of net investment income (loss) to average net assets before incentive fees and waivers(5)	14.52%	12.37%
Ratio of net investment income (loss) to average net assets after incentive fees and before waivers(5)	13.89%	11.74%
Ratio of net investment income (loss) to average net assets after incentive fees and waivers(5)	13.89%	12.29%
Portfolio turnover (6)	0.22%	0.77%

(1)	The per share data was derived by using the weighted average shares outstanding during the period presented.
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

13. Subsequent Events

The Company has evaluated subsequent events through May 14, 2024, the date on which the consolidated financial statements were issued.

On April 8, 2024, the Company issued a capital call of 250,250,401 shares for $6,245,250.

On April 12, 2024, the Company declared a dividend of $0.75 per share to stockholders of record as of April 12, 2024.

On April 19, 2024, the Company issued a capital call of $14,077,500.

On May 16, 2024, the Company intends to pay a total distribution of $5,899,259, of which $2,774,184 will be paid in cash and $3,125,075 in the form of shares.

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

The Company’s investments are subject to a number of risks. See “Part I. Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 as filed with the SEC on April 1, 2024.

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

Portfolio and Investment Activity:

For the three months ended March 31, 2024, the Company did not invest in any new portfolio companies and invested (net of original issue discount) $787,844 in two existing portfolio companies as reflected in the Consolidated Schedule of Investments. For the three months ended March 31, 2023, the Company invested (net of original issue discount) $14,653,791 in one new portfolio company and $11,646,365 in four existing portfolio companies as reflected in the Consolidated Schedule of Investments.

The Company had $22,820,103 in principal repayments for the three months ended March 31, 2024, of which $23,305,664 was received in cash as of March 31, 2024 (with the remaining balance as the change in receivable from December 31, 2023). The Company had $1,752,227 in principal repayments for the three months ended March 31, 2023, respectively, of which $1,752,764 was paid in cash as of March 31, 2023 (with the remaining balance as receivable).

As of March 31, 2024 and December 31, 2023, the Company’s investments consisted of the following:

	March 31, 2024		December 31, 2023
Fair Value:
First Lien Senior Secured Loan	$294,455,581	83.20%	$319,229,009	84.70%
Second Lien Senior Secured Loan	6,067,024	1.70	6,059,372	1.60
Senior Unsecured Notes	1,265,130	0.40	1,384,446	0.40
Preferred Equity Securities	43,031,287	12.20	41,804,395	11.10
Warrants and Other Equity Securities	6,039,575	1.70	5,706,423	1.50
Fund Investments	2,818,111	0.80	2,809,327	0.70
Total	$353,676,708	100.00%	$376,992,972	100.00%

The table below describes investments by industry composition based on fair value as of March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
Fair Value:
Aerospace & Defense	$7,617,318	2.20%	$7,394,163	2.00%
Chemicals	14,695,154	4.20	14,538,407	3.90
Commercial Services & Supplies	3,909,167	1.10	11,282,346	2.90
Construction & Engineering	57,290,515	16.10	55,540,524	14.70
Consumer Finance	3,745,556	1.10	3,617,879	1.00
Distributors	13,654,534	3.90	13,807,774	3.70
Diversified Consumer Services	15,168,714	4.30	15,182,176	4.00
Diversified Financials	2,818,111	0.80	2,809,327	0.70
Diversified Telecommunication Services	30,774,511	8.60	30,834,843	8.20
Electrical Equipment	8,294,272	2.30	8,320,050	2.20
Entertainment	15,926,614	4.50	18,478,875	4.90
Food Products	11,442,184	3.20	11,682,654	3.10
Healthcare Providers & Services	43,441,537	12.20	43,324,687	11.50
Hotels, Restaurants & Leisure	4,933,128	1.40	4,909,528	1.30
Household Durables	2,341,518	0.70	2,341,518	0.60
Household Products	4,746,300	1.30	4,465,076	1.20
IT Services	13,152,856	3.70	18,406,891	4.90
Leisure Products	2,342,286	0.70	3,852,760	1.00
Machinery	4,435,767	1.30	4,687,302	1.20
Media	26,543,977	7.50	25,870,278	6.90
Personal Products	4,539,782	1.30	4,457,979	1.20
Professional Services	36,621,006	10.40	36,611,515	9.70
Software	8,123,945	2.30	7,590,857	2.00
Specialty Retail	6,207,441	1.80	6,367,578	1.70
Trading Companies & Distributors	268,292	0.10	10,144,017	2.70
Transportation Infrastructure	10,642,223	3.00	10,473,968	2.80
Total	$353,676,708	100.00%	$376,992,972	100.00%

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

The following table shows the distribution of the Company’s investments on the 1 to 5 investment performance risk rating scale as of March 31, 2024 and December 31, 2023:
	March 31, 2024		December 31, 2023
Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments	Investments at Fair Value	Percentage of Total Investments
1	$17,638,720	5.00%	$25,158,510	6.70%
2	244,593,621	69.20	255,233,299	67.70
3	41,162,546	11.60	41,858,365	11.10
4	40,322,985	11.40	52,401,280	13.90
5	9,958,836	2.80	2,341,518	0.60
Total	$353,676,708	100.00%	$376,992,972	100.00%

Results of Operations:

The following tables represent the operating results for the three months ended March 31, 2024 and 2023:

	For the three months ended March 31,
	2024	2023
Total investment income	$12,456,786	$10,173,230
Total expenses	6,734,287	6,112,140
Net investment income before fee waivers	5,722,499	4,061,090
Management fee waiver	-	197,509
Incentive fee waiver	-	719,565
Net investment income after fee waivers	5,722,499	4,978,164
Net realized gain (loss) on investments	-	-
Net change in unrealized gain (loss) on investments	(3,317,725)	(705,598)
Net increase (decrease) in net assets resulting from operations	$2,404,774	$4,272,566

Investment Income:

The composition of the Company’s investment income was as follows for the three months ended March 31, 2024 and 2023:

	For the three months ended March 31,
	2024	2023
Non-controlled/non-affiliate investment income
Interest income	$10,740,990	$9,717,322
PIK interest income	1,425,439	220,183
Dividend income	-	118,693
Other income	137,528	40,720
Controlled/affiliate investment income
Interest income	107,726	28,501
PIK interest income	45,103	-
Dividend income	-	47,811
Total investment income	$12,456,786	$10,173,230

Operating Expenses:

The composition of the Company’s operating expenses was as follows for the three months ended March 31, 2024 and 2023:

	For the three months ended March 31,
	2024	2023
Interest and other financing fees	$3,741,191	$3,147,516
Incentive fees (Note 6)	1,225,518	1,064,526
Management fees (Note 6)	1,152,067	1,382,563
Professional fees	380,352	319,300
General and administrative fees	130,021	108,643
Legal expenses	81,518	69,866
Director expenses	23,620	19,726
Expenses	6,734,287	6,112,140
Management fee waiver	-	(197,509)
Incentive fee waiver	-	(719,565)
Total Expenses	$6,734,287	$5,195,066

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

To qualify as a RIC under Subchapter M of the Code, the Company must, among other things, meet certain source-of-income and asset diversification requirements.  In addition, to qualify for RIC tax treatment, the Company must distribute to its Stockholders, for each taxable year, at least 90.0% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses.  In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98.0% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one year period ending October 31 in that calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years.  The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4.0% nondeductible U.S. federal excise tax on this income. For the three months ended March 31, 2024 and for the year ended December 31, 2023, the Company did not record a net expense on the Consolidated Statements of Operations for U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”).  ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements.  ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year.  It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense.  The Company did not record any uncertain income tax positions for the three months ended March 31, 2024 and the year ended December 31, 2023 on the Consolidated Statements of Assets and Liabilities.

Net Increase (Decrease) in Net Assets Resulting from Operations:

For the three months ended March 31, 2024, the net increase (decrease) in net assets resulting from operations was $2,404,774. Based on the weighted average shares of Common Stock outstanding for the three months ended March 31, 2024, the Company’s per share net increase (decrease) in net assets resulting from operations was $0.31.

For the three months ended March 31, 2023, the net increase (decrease) in net assets resulting from operations was $4,272,566. Based on the weighted average shares of Common Stock outstanding for the three months ended March 31, 2023, the Company’s per share net increase (decrease) in net assets resulting from operations was $0.64.

Financial Condition, Liquidity and Capital Resources:

The Company will generate cash primarily from the net proceeds generated from private offerings, and from cash flows from fees, interest and dividends earned from investments and principal repayments, proceeds from sales of investments and borrowings under the Company’s Secured Credit Facility. The Company’s primary use of funds will be direct credit and equity investments in SMBs, payments of expenses and distributions to holders of the Company’s Common Stock and, to a lesser extent, the Company may invest in limited partnership interests of funds focused on making investments in SMBs. As of March 31, 2024 and December 31, 2023, the Company had approximately $3.3 million and $5.0 million, respectively, in cash on deposit with financial institutions and $149.5 million and $176.5 million, respectively, in debt outstanding.

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

Capital Contributions:

For the three months ended March 31, 2024 and for the year ended December 31, 2023, the Company entered into subscription agreements (collectively, the “Subscription Agreements”) with new investors, providing for the private placement of common shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase common shares up to the amount of their respective capital commitments on an as-needed basis with a minimum of 8 business days’ prior notice. As of March 31, 2024 and December 31, 2023, the Company had received capital commitments totaling $222.5 million and $218.3 million, respectively.

The following tables summarize the issuance of shares for the three months ended March 31, 2024 and 2023:

Date	Price per share	Shares Issued	Proceeds
For the three months ended March 31, 2024:
Stock issued in connection with dividend reinvestment plan
January 31, 2024	$24.98	120,133	$3,000,821
Total		120,133	$3,000,821

Date	Price per share	Shares Issued	Proceeds
For the three months ended March 31, 2023:
March 21, 2023	$25.31	803,600	$20,339,128
		803,600	$20,339,128

Stock issued in connection with dividend reinvestment plan
January 26, 2023	25.34	86,086	2,181,430
		86,086	2,181,430
Total		889,686	$22,520,558

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

The following table summarizes the settlement of distributions declared and recorded as of the three months ended March 31, 2024 and the subsequent payment and issuance of those distributions for the three months ended March 31, 2024:

Date Declared	Record Date	Payment/Issuance Date	Amount Per Share	Amount Paid in Cash	Amount Settled via Newly Issued Shares	Total
For the three months ended March 31, 2024
December 31, 2023	December 31, 2023	January 31, 2024	$0.79	$2,961,399	$3,000,821	$5,962,220
			$0.79	$2,961,399	$3,000,821	$5,962,220

The following table summarizes the settlement of distributions declared and recorded as of March 31, 2023, respectively, and the subsequent payment and issuance of those distributions for the three months ended March 31, 2023:

Date Declared	Record Date	Payment/Issuance Date	Amount Per Share	Amount Paid in Cash	Amount Settled via Newly Issued Shares	Total
For the three months ended March 31, 2023:
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

As of March 31, 2024 and December 31, 2023, the Secured Credit Facility commitment amounts were as follows:

	As of March 31, 2024	As of December 31, 2023
Secured Credit Facility Lender	Commitment	Commitment
Webster Bank	$67,500,000	$67,500,000
Blue Ridge Bank	25,000,000	25,000,000
First Foundation Bank	20,000,000	20,000,000
Mitsubishi HC Capital America, Inc.	20,000,000	20,000,000
Woodforest National Bank	20,000,000	20,000,000
Forbright Bank	17,500,000	17,500,000
Apple Bank	15,000,000	15,000,000
Peapack-Gladstone Bank	15,000,000	15,000,000
Total Commitment	$200,000,000	$200,000,000

Borrowings can be increased to a maximum of $350 million in accordance with the Secured Credit Facility accordion feature terms and conditions and are limited by various advance rates and concentration limits.

As of March 31, 2024 and December 31, 2023, the total fair value of the borrowings outstanding under the Secured Credit Facility was $149,500,000  and $176,500,000, respectively.

Advances under the Secured Credit Facility bear interest at a per annum rate equal to the Prime rate in effect on such day minus 0.35%. Inclusive of syndication, agency, and administrative fees paid to Webster, the total annualized cost of capital is estimated to be 8.0%. The Company will also pay a non-utilization fee on the average daily unused amount of the aggregate commitments until the commitment termination date (as defined in the Loan Agreement). As of March 31, 2024, the total commitments under the Secured Credit Facility were $200 million. Proceeds from borrowings under the Secured Credit Facility may be used to finance certain investments, fulfill payment obligations under the Secured Credit Facility, make distributions/payments permitted by the Loan Agreement. All amounts outstanding under the Secured Credit Facility must be repaid by the fourth anniversary of the initial closing of the Secured Credit Facility. The Company’s obligations to the lenders under the Secured Credit Facility are secured by a first priority security interest in substantially all of the Company’s assets, subject to certain exclusions.

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

The fair value of the borrowings outstanding under the Secured Credit Facility and the Revolving Credit Line are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. Interest expense incurred for the three months ended March 31, 2024 and 2023, totaled $3,288,169 and $2,505,614, respectively, which is included in interest and other financing fees on the Consolidated Statements of Operations. The unused commitment fees, amortization of deferred financing costs, and utilization fees for the three months ended March 31, 2024 and 2023, amounted to $453,022 and $641,902, respectively, which is included in interest and other financing fees on the Consolidated Statements of Operations. The unused fees payable and interest expense payable as of March 31, 2024 and December 31, 2023, are included in the credit facility interest payable on the Consolidated Statements of Assets and Liabilities. The utilization fees payable as of March 31, 2024 and December 31, 2023, are included in other payables on the Consolidated Statements of Assets and Liabilities.

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

The majority of the loans in the Company’s portfolio have floating interest rates, and we expect that the Company’s loans in the future may also have floating interest rates. These loans are usually based on a floating benchmark rate (e.g., 3-month SOFR) plus a spread and typically have interest rate re-set provisions that adjust applicable interest rates under such loans to current market rates on a monthly or quarterly basis. The majority of the loans in the Company’s current portfolio have interest rate floors which will effectively convert the loans to fixed rate loans for certain periods of time during which the floating rate benchmark is less than such interest rate floor.

All of the Company’s relevant credit agreements have transitioned to the Secured Overnight Financing Rate (“SOFR”) as of December 31, 2023.

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

Assuming that the Consolidated Statements of Assets and Liabilities as of March 31, 2024, was to remain constant and that we took no actions to alter the Company’s existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change in Interest Rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in net investment income
Down 100 basis points	$(2,866,071)	$(1,495,000)	$(1,371,071)
Down 50 basis points	(1,443,642)	(747,500)	(696,142)
Down 25 basis points	(728,997)	(373,750)	(355,247)
Up 25 basis points	740,704	373,750	366,954
Up 50 basis points	1,481,409	747,500	733,909
Up 100 basis points	2,962,818	1,495,000	1,467,818
Up 200 basis points	5,925,636	2,990,000	2,935,636
Up 300 basis points	8,888,454	4,485,000	4,403,454

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

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2024. It should be noted that any system of controls, regardless of design and execution, can provide only reasonable assurance of achieving the desired control objectives.

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

There have been no material changes during the three months ended March 31, 2024 to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on April 1, 2024. If any of such changes or risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the value of our securities could decline, and you may lose all or part of your investment.

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

During the fiscal quarter ended March 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

On May 9, 2024, the Company entered into a fourth amendment (the “Fourth Amendment”) to the Loan and Servicing Agreement dated as of July 2, 2021 (as amended or otherwise modified, the “Secured Credit Facility”) to extend the revolving period by 3 years to July 2, 2027, as well as extend the maturity date by 3 years to June 30, 2028. Additionally, the interest rate was amended to 3M SOFR + 2.95%.

In conjunction with the Fourth Amendment, Dime Community Bank and Hanmi Bank agreed to become lenders with $25.0 million and $15.5 million commitments, respectively, to replace Blue Ridge Bank and Forbright Bank to keep total commitments on the Facility at $200.0 million.

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

10.1
Investment Advisory Agreement between Star Mountain Credit Opportunities Fund, LP and Star Mountain Fund Management, LLC (incorporated by reference to the Company’s Form 10 Registration Statement filed on May 7, 2021)

10.2
Amended and Restated Investment Advisory Agreement dated as of June 14, 2023 between Star Mountain Credit Opportunities Fund, LP and Star Mountain Fund Management, LLC (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 814-01399), filed on June 16, 2023)

10.3
Administration Agreement between Star Mountain Credit Opportunities Fund, LP and Star Mountain Fund Management LLC (incorporated by reference to the Company’s Form 10 Registration Statement filed on May 7, 2021)

10.4
Loan and Servicing Agreement, dated as of July 2, 2021, by and among Star Mountain Lower Middle-Market Capital Corp., as borrower, the lenders party thereto and Sterling National Bank, in its capacities as collateral agent and administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-56259), filed on July 15, 2021)

10.5
First Amendment to Revolving Credit Agreement, dated as of November 10, 2021, by and among the Company, as Borrower, and Sterling National Bank, as Administrative Agent and the Letter of Credit Issuer, and the Lenders party thereto (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 12, 2021)

10.6
Second Amendment to Revolving Credit Agreement, dated as of January 12, 2022, by and among the Company, as Borrower, and Sterling National Bank, as Administrative Agent and the Letter of Credit Issuer, and the Lenders party thereto (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on January 14, 2022)

10.7
Amendment to Loan and Servicing Agreement and Joinder Agreement, dated as of May 6, 2022, by and among the Company, as Borrower, and Webster Bank, N.A. (f/k/a Sterling National Bank), as Administrative Agent and the Letter of Credit Issuer, and the Lenders party thereto (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on May 12, 2022)

10.8
Second Amendment to Loan and Servicing Agreement, dated as of September 16, 2022, by and among the Company, as Borrower, and Webster Bank, N.A. (f/k/a Sterling National Bank), as Collateral Agent, Administrative Agent, Swing Lender, and Sole Lead Arranger, and the Lenders party thereto (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on September 20, 2022)

10.9*^	Fourth Amendment to Loan and Servicing Agreement, dated as of May 9, 2024, by and among the Company, as Borrower, and Webster Bank, N.A. (f/k/a Sterling National Bank), as Collateral Agent, Administrative Agent, Swing Lender, and Sole Lead Arranger, and the Lenders party thereto (filed herewith)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
**	Furnished herewith.
^	Certain portions of this exhibit have been omitted in accordance with Item 601(b)(10)(vi) of Regulation S-K. The registrant agrees to furnish supplementally an unredacted copy of this exhibit to the Securities and Exchange Commission upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Star Mountain Lower Middle-Market Capital Corp.

Date: May 14, 2024	By:	/s/ Brett A. Hickey
	Name:	Brett A. Hickey
	Title:	Chief Executive Officer and President

Date: May 14, 2024	By:	/s/ Christopher J. Gimbert
	Name:	Christopher J. Gimbert
	Title:	Chief Financial Officer