Form 10-Q
period 2024-06-30
Star Mountain Lower Middle-Market Capital Corp
filed 2024-08-14
CIK 1786835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 14, 2024, the registrant had 8,351,719 shares of common stock, $0.001 par value, outstanding.

Part I. Financial Information
Item 1.	Financial Statements.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Consolidated Statements of Assets and Liabilities

	June 30, 2024 (unaudited)	December 31, 2023
ASSETS
Non-controlled/non-affiliate investments at fair value (amortized cost of $292,344,467 and $370,712,305 as of June 30, 2024 and December 31, 2023, respectively)	$285,155,114	$367,622,559
Controlled/affiliate investments at fair value (amortized cost of $45,151,759 and $7,368,843 as of June 30, 2024 and December 31, 2023, respectively)	40,617,040	9,370,413
Cash	15,586,576	5,045,540
Interest receivable	4,950,143	3,291,794
Deferred financing cost	2,360,498	846,916
Paydown receivable	540,075	1,068,839
Total assets	349,209,446	387,246,061

LIABILITIES

Credit facility payable	133,500,000	176,500,000
Redemptions payable	4,641,603	4,700,693
Credit facility interest payable	3,056,742	3,645,612
Incentive fees payable, net of fee waivers (Note 6)	2,344,006	3,961,476
Management fees payable, net of fee waivers (Note 6)	1,228,646	1,121,412
Other payables	330,011	368,999
Professional fees payable	307,311	308,137
Reimbursement expense payable	120,844	79,070
Legal fees payable	63,255	26,962
Distributions payable	-	6,073,111
Total liabilities	145,592,418	196,785,472

Commitments and contingencies (Note 11)

Net assets	$203,617,028	$190,460,589

NET ASSETS
Common shares, $0.001 par value (200,000,000 shares authorized, 8,351,719 and 7,687,482 shares issued and outstanding as of June 30, 2024 and December 31, 2023 respectively)	$8,352	$7,688
Contribution receivable	-	(110,891)
Additional paid-in capital	208,213,661	191,646,036
Accumulated undistributed (overdistributed) earnings	(4,604,985)	(1,082,244)
Total net assets	$203,617,028	$190,460,589

Net asset value per share	$24.38	$24.78

See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Consolidated Statements of Operations
 (Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Non-controlled/non-affiliate investment income:
Interest income	$9,369,453	$10,157,119	$20,110,443	$19,874,441
PIK interest income	1,000,515	796,506	2,425,954	1,016,689
Dividend income	328,497	243,416	328,497	362,109
Other income	35,816	24,291	173,344	65,011
Controlled/affiliate investment income:
Interest income	732,350	29,567	840,076	58,068
PIK interest income	92,701	-	137,804	-
Dividend income	-	-	-	47,811
Total investment income:	11,559,332	11,250,899	24,016,118	21,424,129

Operating expenses:
Interest and other financing fees	3,363,310	3,306,655	7,104,501	6,454,171
Incentive fees (Note 6)	1,118,488	1,398,432	2,344,006	2,462,958
Management fees (Note 6)	1,076,579	1,430,863	2,228,646	2,813,426
Professional fees	424,727	389,327	805,079	708,627
General and administrative fees	183,021	133,518	313,042	242,161
Legal expenses	114,189	69,754	195,707	139,620
Director expenses	23,620	20,274	47,240	40,000
Total expenses before fee waivers	6,303,934	6,748,823	13,038,221	12,860,963
Management fee waiver (Note 6)	-	(354,760)	-	(552,269)
Incentive fee waiver (Note 6)	-	(315,000)	-	(1,034,565)
Total expenses after fee waivers	6,303,934	6,079,063	13,038,221	11,274,129
Net investment income	5,255,398	5,171,836	10,977,897	10,150,000

Net gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliate investments	2,034,517	45,283	2,034,517	45,283
Net realized gain (loss) on investments	2,034,517	45,283	2,034,517	45,283

Net change in unrealized gain (loss):
Non-controlled/non-affiliate investments	(1,166,412)	2,000,338	(4,099,607)	1,413,925
Controlled/affiliate investments	(6,151,759)	(89,007)	(6,536,289)	(208,192)
Net change in unrealized gain (loss) on investments	(7,318,171)	1,911,331	(10,635,896)	1,205,733

Net gain (loss)	(5,283,654)	1,956,614	(8,601,379)	1,251,016

Net increase (decrease) in net assets resulting from operations	$(28,256)	$7,128,450	$2,376,518	$11,401,016

Per common share data:
Net investment income per share - basic and diluted	$0.66	$0.69	$1.39	$1.44
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$-	$0.96	$0.30	$1.62
Weighted average shares outstanding - basic and diluted	8,021,264	7,445,443	7,892,789	7,055,055

See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Consolidated Statements of Changes in Net Assets
(Unaudited)

	Common Stock			Accumulated undistributed
For the three months ended June 30, 2023	Number of shares	Par value of shares	Additional paid- in capital	(overdistributed) earnings	Total net assets
Balance, March 31, 2023	7,208,489	$7,209	$179,484,796	$6,519,561	$186,011,566
Net investment income	-	-	-	5,171,836	5,171,836
Net realized gain (loss)	-	-	-	45,283	45,283
Net change in unrealized gain (loss) on investments	-	-	-	1,911,331	1,911,331
Issuance of common shares	343,695	343	8,695,158	-	8,695,501
Purchases of shares in repurchase offer	(180,212)	(180)	(4,696,150)	-	(4,696,330)
Distributions declared to stockholders	-	-	-	(4,973,857)	(4,973,857)
Stock issued in connection with dividend reinvestment plan	98,060	98	2,488,656	-	2,488,754
Balance, June 30, 2023	7,470,032	$7,470	$185,972,460	$8,674,154	$194,654,084

For the three months ended June 30, 2024
Balance, March 31, 2024	7,615,428	$7,616	$189,822,985	$1,322,530	$191,153,131
Net investment income	-	-	-	5,255,398	5,255,398
Net realized gain (loss)	-	-	-	2,034,517	2,034,517
Net change in unrealized gain (loss) on investments	-	-	-	(7,318,171)	(7,318,171)
Issuance of common shares	813,199	813	20,200,937	-	20,201,750
Purchase of shares in repurchase offer	(190,664)	(191)	(4,648,362)	-	(4,648,553)
Distributions declared to stockholders	-	-	-	(5,899,259)	(5,899,259)
Stock issued in connection with dividend reinvestment plan	113,756	114	2,838,101	-	2,838,215
Balance, June 30, 2024	8,351,719	$8,352	$208,213,661	$(4,604,985)	$203,617,028

	Common Stock			Accumulated undistributed
For the six months ended June 30, 2023	Number of shares	Par value of shares	Additional paid- in capital	(overdistributed) earnings	Total net assets
Balance, December 31, 2022	6,592,546	$6,593	$163,963,185	$2,246,995	$166,216,773
Net investment income	-	-	-	10,150,000	10,150,000
Net realized gain (loss)	-	-	-	45,283	45,283
Net change in unrealized gain (loss) on investments	-	-	-	1,205,733	1,205,733
Issuance of common shares	1,147,295	1,147	29,033,481	-	29,034,628
Purchases of shares in repurchase offer	(453,955)	(454)	(11,694,206)	-	(11,694,660)
Distributions declared to stockholders	-	-	-	(4,973,857)	(4,973,857)
Stock issued in connection with dividend reinvestment plan	184,146	184	4,670,000	-	4,670,184
Balance, June 30, 2023	7,470,032	$7,470	$185,972,460	$8,674,154	$194,654,084

For the six months ended June 30, 2024
Balance, December 31, 2023	7,687,482	$7,688	$191,535,145	$(1,082,244)	$190,460,589
Net investment income	-	-	-	10,977,897	10,977,897
Net realized gain (loss)	-	-	-	2,034,517	2,034,517
Net change in unrealized gain (loss) on investments	-	-	-	(10,635,896)	(10,635,896)
Issuance of common shares	813,199	813	20,200,937	-	20,201,750
Contribution receivable	-	-	110,891	-	110,891
Purchases of shares in repurchase offer	(382,851)	(383)	(9,472,114)	-	(9,472,497)
Distributions declared to stockholders	-	-	-	(5,899,259)	(5,899,259)
Stock issued in connection with dividend reinvestment plan	233,889	234	5,838,802	-	5,839,036
Balance, June 30, 2024	8,351,719	$8,352	$208,213,661	$(4,604,985)	$203,617,028

See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Consolidated Statements of Cash Flows
(Unaudited)

	For the six months ended June 30,
	2024	2023
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$2,376,518	$11,401,016
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided (used in) operating activities:
Net realized (gain) loss on investments	(2,034,517)	(45,283)
Net change in unrealized (gain) loss on investments	10,635,896	(1,205,733)
Net accretion of discounts and amortization of premiums	(940,978)	(723,405)
Purchases of investments	(2,134,380)	(50,997,217)
Proceeds from sales of investments	2,749,081	2,679,712
Proceeds from principal payments	46,038,238	3,471,989
Amortization of deferred financing costs	284,919	343,483
Payment-in-kind interest income	(2,563,758)	(1,016,689)
Changes in operating assets and liabilities:
Interest receivable	(1,658,349)	(1,509,924)
Prepaid expenses	-	(43,343)
Management fees payable, net of fee waivers (Note 6)	107,234	1,209,493
Incentive fees payable, net of fee waivers (Note 6)	(1,617,470)	1,428,394
Credit facility interest payable	(588,870)	682,361
Other payables	(38,988)	185,905
Professional fees payable	(826)	220,603
Legal fees payable	36,293	34,114
Reimbursement expense payable	41,774	112,403
Net cash provided by (used in) operating activities	50,691,817	(33,772,121)

Cash flows from financing activities:
Proceeds from issuance of common shares, including subscriptions received in advance	20,201,750	29,047,129
Payments in repurchase of shares	(9,531,587)	(6,998,330)
Proceeds from credit facility	6,000,000	55,500,000
Repayments of credit facility	(49,000,000)	(48,500,000)
Distributions paid	(6,022,443)	(4,654,753)
Deferred financing and debt issuance costs paid	(1,798,501)	-
Net cash provided by (used in) financing activities	(40,150,781)	24,394,046

Net increase (decrease) in Cash	10,541,036	(9,378,075)
Cash, beginning of period	5,045,540	18,958,445
Cash, end of period	$15,586,576	$9,580,370

Supplemental disclosures of cash flow information:
Non cash operating activities:
Interest received in kind	$2,563,758	$1,016,689

Supplemental and non cash financing activities:
Shares issued from dividend reinvestment plan (see Note 10)	$5,839,036	$4,670,184

Supplemental Information:
Cash paid for interest	$6,836,432	$4,548,486

See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Consolidated Schedule of Investments
June 30, 2024
 (Unaudited)

Portfolio Company (1)(2)(3)(4)(5)(6)	Footnotes	Spread Above Index (7)	Interest Rate	Acquisition Date	Maturity	Principal, Shares, Units	Amortized Cost (8)	Fair Value (9)	% of Net Assets
Investments
Non-controlled/non-affiliate investments
First lien senior secured term loan
Aerospace & Defense
Consolidated Machine & Tool Holdings, LLC	(17)(19)(22)	S+11.01%	16.34% PIK	1/15/2020	1/15/2025	6,093,316	$6,041,963	$5,503,482	2.8%
Consolidated Machine & Tool Holdings, LLC	(17)(19)(22)	S+12.01%	17.34% PIK	1/19/2023	1/15/2025	1,294,336	1,283,429	1,169,044	0.7
Consolidated Machine & Tool Holdings, LLC	(13)(18)(19)(22)	-	20.00% PIK	11/22/2023	1/15/2025	708,154	697,819	639,604	0.4
Consolidated Machine & Tool Holdings, LLC	(13)(19)	-	11.00%	5/22/2024	6/30/2025	289,838	285,608	261,781	0.1
						8,385,644	8,308,819	7,573,911	4.0
Chemicals
Douglas Products and Packaging Company, LLC	(10)(16)	S+6.90%	12.24%	9/20/2023	9/20/2028	14,887,500	14,581,949	14,859,213	7.3
						14,887,500	14,581,949	14,859,213	7.3
Commercial Services & Supplies
Swyft AcquireCo LLC (dba Swyft Filings)	(15)(16)	S+2.75%	8.09%	12/20/2021	12/20/2027	295,839	294,667	291,845	0.1
Swyft AcquireCo LLC (dba Swyft Filings)	(10)(16)	S+5.50%	10.84%	12/20/2021	12/20/2027	3,682,383	3,640,468	3,437,136	1.7
						3,978,222	3,935,135	3,728,981	1.8
Construction & Engineering
DCCM, LLC	(17)	S + 6.76% Cash + 1.00% PIK	12.09% Cash + 1.00% PIK	8/6/2021	12/30/2026	18,270,019	18,062,815	18,635,420	9.2
Fremont-Wright, LLC	(16)	S+9.10%	14.44%	12/2/2020	12/2/2024	4,213,409	4,200,120	4,213,409	2.1
MechanAir, LLC	(17)	S+10.80%	11.29% Cash + 4.84% PIK	9/2/2021	9/2/2026	11,073,529	10,939,739	10,886,386	5.3
MechanAir, LLC	(17)	S+12.30%	17.62% PIK	12/15/2023	9/2/2026	774,430	774,430	722,466	0.4
MechanAir, LLC	(13)	-	18.00% PIK	12/15/2023	9/2/2026	465,534	465,534	465,534	0.2
Versar Inc.	(10)(17)	S+8.10%	13.42%	8/4/2023	8/4/2028	10,000,000	9,647,284	9,647,284	4.7
Vertical Mechanical Group, LLC	(10)(17)	S+7.76%	13.09%	5/12/2023	5/12/2028	4,571,429	4,424,820	4,571,429	2.2
						49,368,350	48,514,742	49,141,928	24.1
Distributors
48forty Intermediate Holdings, Inc.	(16)	S+6.10%	11.44%	10/11/2022	12/1/2026	14,736,842	14,273,291	13,669,895	6.7
						14,736,842	14,273,291	13,669,895	6.7
Diversified Telecommunication Services
Gridsource Incorporated, LLC	(17)	S+8.50%	13.82%	12/16/2022	12/16/2027	14,003,717	13,644,333	13,781,058	6.8
YTC Holdings, Inc. (dba Yorktel)	(17)	S+10.01%	15.34%	9/23/2019	6/17/2025	5,107,856	5,070,245	5,107,856	2.5
						19,111,573	18,714,578	18,888,914	9.3
Electrical Equipment
Masterwork Electronics, Inc.	(17)(19)(22	S+7.65%	12.97% PIK	11/17/2022	11/17/2027	8,840,576	8,676,598	6,010,708	3.0
Masterwork Electronics, Inc.	(15)(17)(19)(22)	S+7.65%	12.97% PIK	11/17/2022	11/17/2027	521,739	521,739	521,739	0.3
						8,840,576	9,198,337	6,532,447	3.3
Entertainment
Chicken Soup For The Soul, LLC	(16)(19)(24)	S+8.60%	13.94%	10/29/2021	3/31/2024	6,380,856	6,380,856	1,730,488	0.8
Linden Research, Inc. (dba Linden Labs)	(10)(17)	S + 7.26% + 3.25% PIK	12.59% Cash + 3.25% PIK	12/31/2020	12/31/2025	4,741,779	4,637,209	4,741,779	2.3
NW Entertainment, LLC	(17)	S+7.76%	13.09%	11/4/2022	11/4/2027	6,301,065	6,194,035	6,427,086	3.2
						17,423,700	17,212,100	12,899,353	6.3
Healthcare Providers & Services
BB-HH Platform, Inc. (dba Preferred Care Home Health)	(10)(17)	S + 7.00% + 1.50% PIK	12.32% Cash + 1.50% PIK	5/16/2023	5/16/2028	6,728,201	6,570,886	6,711,380	3.3
IPA Intermediate Co., LLC (dba Integrated Pain Associates)	(17)	S+8.01%	13.33%	1/9/2023	1/9/2028	11,152,699	10,891,316	10,867,190	5.3
Klein Hersh, LLC	(10)(17)	S + 7.76% Cash + 3.00% PIK	4.63% Cash + 11.46% PIK	4/27/2022	4/27/2027	17,468,922	16,862,088	15,077,427	7.4
Nurses Staffing, LLC (dba Nurses 24/7)	(17)	S + 7.26% Cash + 2.00% PIK	12.58% Cash + 2.00% PIK	5/26/2023	8/26/2028	6,829,008	6,711,387	6,377,611	3.1
						42,178,830	41,035,677	39,033,608	19.1
Hotels, Restaurants & Leisure
The Range NYC, LLC (dba Five Iron Golf)	(17)(18)	S+7.61%	12.93%	9/15/2022	9/15/2027	4,953,782	4,831,364	4,877,989	2.4
						4,953,782	4,831,364	4,877,989	2.4
Household Durables
SkyBell Technologies, Inc.	(19)(22)	0.00%	0.00%	12/13/2019	12/13/2024	4,683,036	4,618,637	2,085,356	1.0
						4,683,036	4,618,637	2,085,356	1.0
Household Products
Coop Home Goods LLC (dba Coop Home Goods)	(10)(17)	S+8.26%	13.59%	6/18/2021	6/18/2026	4,373,103	4,331,187	4,373,103	2.1
						4,373,103	4,331,187	4,373,103	2.1
IT Services
CSI IT, LLC (dba Consulting Solutions)	(17)	S+10.76%	16.09%	1/29/2021	1/29/2026	12,944,370	12,803,522	12,959,903	6.4
						12,944,370	12,803,522	12,959,903	6.4
Leisure Products
MPUSA, LLC (dba Mission)	(17)	S + 8.26% Cash + 3.00% PIK	13.59% Cash + 3.00% PIK	12/9/2021	12/9/2026	4,289,761	4,229,298	1,875,913	0.9
						4,289,761	4,229,298	1,875,913	0.9
Machinery
Texas Contract Manufacturing Group, Inc.	(17)	S+12.11%	17.43%	4/27/2022	4/27/2027	4,757,718	4,693,144	4,104,484	2.0
						4,757,718	4,693,144	4,104,484	2.0
Media
PadSquad, LLC	(17)	S+5.50%	10.82%	3/30/2022	3/30/2027	2,704,113	2,672,356	2,675,449	1.3
Trailer Park Group Holdings LLC	(10)(17)	S + 6.76% +1.50% PIK	12.09% Cash + 1.50% PIK	8/2/2021	8/2/2026	14,631,083	14,406,482	14,631,083	7.2
						17,335,196	17,078,838	17,306,532	8.5
Personal Products
Japonesque, LLC	(10)(17)	S+8.18%	13.50%	11/23/2021	11/23/2026	4,464,656	4,414,667	4,509,303	2.2
						4,464,656	4,414,667	4,509,303	2.2
Professional Services
NSC Technologies, LLC	(10)(17)	S+8.26%	13.59%	4/26/2019	10/26/2026	4,148,472	4,117,999	4,145,568	2.0
PQT Ayaquhs, LLC (dba WWC Global)	(17)	S+7.76%	13.09%	8/1/2022	8/1/2027	7,508,065	7,396,663	7,583,145	3.7
						11,656,537	11,514,662	11,728,713	5.7
Specialty Retail
Clearview Systems, LLC (dba Rip-It)	(10)(17)	S+7.65%	12.97% Cash + 3.00% PIK	10/11/2022	10/10/2027	6,541,002	6,438,197	5,920,915	2.9
						6,541,002	6,438,197	5,920,915	2.9
Transportation Infrastructure
TCP Acquisition, LLC (dba HighStar Traffic)	(17)	S+7.50%	12.82%	7/26/2022	7/26/2027	10,542,871	10,370,807	10,542,871	5.2
						10,542,871	10,370,807	10,542,871	5.2
Total first lien senior secured term loan							261,098,951	246,613,332	121.2

See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Consolidated Schedule of Investments – (continued)
June 30, 2024
 (Unaudited)

Portfolio Company (1)(2)(3)(4)(5)(6)	Footnotes	Spread Above Index (7)	Interest Rate	Acquisition Date	Maturity	Principal, Shares, Units	Amortized Cost (8)	Fair Value (9)	% of Net Assets
Second lien senior secured loan
Professional Services
CorTech, LLC	(17)	S+6.35%	11.67%	3/13/2020	9/30/2025	6,257,746	$6,205,139	$6,073,644	3.0%
						6,257,746	6,205,139	6,073,644	3.0
Total second lien term loan							6,205,139	6,073,644	3.0

Senior unsecured notes	(23)
Electrical Equipment
HH Masterwork Intermediate, Inc.	(19)(22)	-	17.00% PIK	11/17/2022	5/17/2028	2,067,881	2,033,098	-	0.0
						2,067,881	2,033,098	-	0.0
Total senior unsecured notes							2,033,098	-	0.0

Preferred equity securities	(12)(23)
Commercial Services and Supplies
Swyft Filings Holdings, LLC	(13)(20)(21)	-	8.00% PIK	12/20/2021	-	192,443	183,612	212,072	0.1
						192,443	183,612	212,072	0.1
Construction & Engineering
MechanAir Holdings, LLC	(13)(21)	-	13.50% PIK	9/2/2021	-	1,219	1,219,441	172,143	0.1
Vertical Mechanical Group Holdings, LLC	(21)	-	-	5/12/2023	-	185,714	1,857,143	4,184,000	2.0
						186,933	3,076,584	4,356,143	2.1
Diversified Telecommunication Services
Gridsource Holdings, LLC	(21)	-	8.00% PIK	3/9/2023	-	3,959,977	799,597	852,835	0.4
York Telecom Corporation (dba Yorktel)	(13)	-	8.00% PIK	9/23/2019	-	151,018	2,327,393	2,190,321	1.0
						4,110,995	3,126,990	3,043,156	1.4
Entertainment
NW Entertainment, LLC	(21)	-	10.00% PIK	11/4/2022	-	1,183	1,134,428	1,332,308	0.7
						1,183	1,134,428	1,332,308	0.7
Healthcare Providers & Services
IPA Investors, LP (dba Integrated Pain Associates)	(21)	-	8.00% PIK	1/9/2023	-	1,953	2,029,287	2,160,052	1.1
						1,953	2,029,287	2,160,052	1.1
Leisure Products
TS-MP, LLC	(21)	-	-	12/9/2021	-	13	564,645	-	0.0
						13	564,645	-	0.0
Media
Channel Factory Holdings, LLC	(13)(21)	-	5.00% Cash + 5.00% PIK	8/27/2020	-	2,381,867	2,442,592	4,948,862	2.4
PadSquad Holdings, LLC	(13)(21)	-	6.00% Cash + 6.00% PIK	3/30/2022	-	720,767	1,964,204	2,316,266	1.1
Trailer Park Group Holdings, LLC Class A-1 Units	(13)(21)	-	15.00% PIK	12/19/2023	-	40,888	73,599	110,402	0.1
Trailer Park Group Holdings LLC - Class A Units	(13)(21)	-	8.00% PIK	8/2/2021	-	371,822	367,108	737,695	0.4
						3,515,344	4,847,503	8,113,225	4.0
Professional Services
Hometown Holdings JV, LLC (dba BWG Strategy)	(13)(21)	-	-	12/24/2020	-	666,667	659,761	611,867	0.3
PQT Ayaquhs, LLC (dba WWC Global)	(13)(21)	-	10.50% PIK	8/1/2022	-	5,774	1,064,516	3,794,194	1.9
						672,441	1,724,277	4,406,061	2.2
Software
PureCars Technologies, LLC	(13)(21)	-	8.00% PIK	4/17/2019	-	514	240,065	57,174	0.0
PureCars Technologies Holdings, LLC	(13)	-	8.00% PIK	7/25/2022	7/26/2024	78	26,948	30,289	0.0
						592	267,013	87,463	0.0
Total preferred equity securities							16,954,339	23,710,480	11.6

Warrants and other equity securities	(12)(23)
Aerospace & Defense
Consolidated Machine & Tool Holdings, LLC	(14)(21)	-	-	1/15/2020	-	176	142,485	-	0.0
						176	142,485	-	0.0
Construction & Engineering
DCCM, LLC	(21)	-	-	8/6/2021	-	897	939,949	1,762,475	0.9
Fremont-Wright, LLC		-	-	12/2/2020	-	2	-	795,214	0.4
						899	939,949	2,557,689	1.3
Diversified Consumer Services
Rock Gate Capital, LLC (dba 160 Driving Academy)		-	-	10/16/2019	-	12,693	-	128,580	0.1
						12,693	-	128,580	0.1
Diversified Telecommunication Services		-
York Telecom Corporation (dba Yorktel)		-	-	9/23/2019	-	77,195	-	665,464	0.3
						77,195	-	665,464	0.3
Electrical Equipment
HH Masterwork Intermediate, Inc.	(19)	-	-	11/17/2022	11/17/2027	190,019	-	-	0.0
						190,019	-	-	0.0
Entertainment
LRI Holdco, LLC (dba Linden Labs)	(21)	-	-	12/31/2020	-	2	43,478	464,125	0.2
						2	43,478	464,125	0.2
Healthcare Providers & Services
Klein Hersh, LLC		-	-	4/27/2022	-	1,003	-	-	0.0
Nurses 24/7 Holdings, LLC	(21)	-	-	5/26/2023	-	182	419,877	139,999	0.1
						1,185	419,877	139,999	0.1
Hotels, Restaurants & Leisure
The Range NYC, LLC (dba Five Iron Golf)		-	-	9/15/2022	-	21,210	71,599	48,405	0.0
						21,210	71,599	48,405	0.0
Household Durables
SkyBell Technologies, Inc.		-	-	12/13/2019	-	1,917,813	-	-	0.0
						1,917,813	-	-	0.0
Household Products
CHG Parent Holding LLC (dba Coop Home Goods)	(21)	-	-	6/18/2021	-	535,714	535,714	304,821	0.1
						535,714	535,714	304,821	0.1
Machinery
Texas Contract Manufacturing Group, Inc.		-	-	4/27/2022	-	1,602	-	206,129	0.1
						1,602	-	206,129	0.1
Professional Services
NSC Holdings, LLC	(21)	-	-	4/26/2019	-	111	271,262	394,383	0.2
PQT Ayaquhs, LLC (dba WWC Global)		-	-	8/1/2022	-	645	-	299,677	0.1
						756	271,262	694,060	0.3
Software
Proactive Dealer Holdings Parent, LLC	(21)	-	-	6/10/2024	-	445	730,271	730,275	0.4
						445	730,271	730,275	0.4
Total warrants and other equity securities							3,154,635	5,939,547	2.9

Fund investments
Diversified Financials
Madryn Select Opportunities, LP	(18)	-	-	1/4/2022	-	2,855,855	2,898,305	2,818,111	1.4
						2,855,855	2,898,305	2,818,111	1.4
Total fund investments							2,898,305	2,818,111	1.4
Total non-controlled/non-affiliate investments							292,344,467	285,155,114	140.1

See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Consolidated Schedule of Investments – (continued)
June 30, 2024
 (Unaudited)

Portfolio Company (1)(2)(3)(4)(5)(6)	Footnotes	Spread Above Index (7)	Interest Rate	Acquisition Date	Maturity	Principal, Shares, Units	Amortized Cost (8)	Fair Value (9)	% of Net Assets

Controlled/affiliate investments
First lien senior secured term loan
Construction & Engineering
Watt Acquisition, LLC	(10)(11)(17)	S+14.25%	13.70% Cash + 5.87% PIK	4/15/2022	4/15/2027	2,499,935	$2,468,253	$1,752,954	0.9%
						2,499,935	2,468,253	1,752,954	0.9
Diversified Telecommunication Services
Caregility Corporation	(11)(17)	S+9.26%	7.00% Cash + 7.59% PIK	12/29/2021	1/31/2025	2,355,077	2,055,992	2,355,077	1.2
						2,355,077	2,055,992	2,355,077	1.2
Food Products
Uncle John’s Pride, LLC	(11)(16)	S+10.11%	15.45%	3/31/2022	3/31/2027	7,082,792	6,967,229	7,131,663	3.5
						7,082,792	6,967,229	7,131,663	3.5
Healthcare Providers & Services
Arrow Home Health, LLC (dba Acara Home Health)	(11)(17)	S+8.50%	13.82%	3/19/2021	3/19/2026	797,086	779,672	765,202	0.4
						797,086	779,672	765,202	0.4
Professional Services
Lasalle Staffing, LLC	(10)(11)(16)	S+6.86%	12.20%	2/15/2022	2/15/2027	7,300,785	7,183,969	7,337,289	3.5
						7,300,785	7,183,969	7,337,289	3.5
Trading Companies & Distributors
USBid Inc.	(10)(11)(17)	S+7.26%	12.59%	11/3/2022	11/3/2027	2,343,750	2,304,868	1,032,188	0.5
						2,343,750	2,304,868	1,032,188	0.5
Total first lien senior secured term loan							21,759,983	20,374,373	10.0

Senior unsecured notes	(23)
Consumer Finance
Microf, LLC	(11)	S+10.85%	16.17%	3/29/2019	6/30/2025	3,427,073	3,427,073	3,427,073	1.7
						3,427,073	3,427,073	3,427,073	1.7
Total senior unsecured notes							3,427,073	3,427,073	1.7

Preferred equity securities	(12)(23)
Construction & Engineering
Watt Contracting Holdings, LLC	(11)(21)	-	15.00% PIK	4/15/2022	-	3,375	3,316,130	-	0.0
						3,375	3,316,130	-	0.0
Diversified Telecommunication Services
Caregility Corporation - Series A Units	(11)(13)	-	8.00% PIK	12/31/2022	-	151,018	-	1,387,216	0.7
Caregility Corporation - Series B Units	(11)(13)	-	8.00% PIK	7/3/2023	-	446,689	3,591,494	4,206,687	2.0
						597,707	3,591,494	5,593,903	2.7
Food Products
UJP Acquisition, LLC (dba Uncle John’s Pride)	(11)(13)(21)	-	8.00% PIK	3/31/2022	-	2,829,787	2,829,787	4,309,021	2.0
						2,829,787	2,829,787	4,309,021	2.0
Healthcare Providers & Services
Arrow Home Health, LLC (dba Acara Home Health) - Class A Units	(11)(21)	-	-	3/19/2021	-	571,080	564,321	235,321	0.1
Arrow Home Health, LLC (dba Acara Home Health) - Class 1 Units	(11)(13)(21)	-	-	11/13/2023	-	56,005	56,005	112,010	0.1
						627,085	620,326	347,331	0.2
Professional Services
Capone Holdings JV, LLC (dba LaSalle Staffing)	(11)(21)	-	-	2/15/2022	-	4,000,000	4,000,000	6,519,467	3.3
						4,000,000	4,000,000	6,519,467	3.3
Trading Companies & Distributors
USBid Parent, LLC - Class A	(11)	-	-	11/3/2022	-	2,813	2,812,500	-	0.0
USBid Parent, LLC - Class C	(11)	-	10.00% PIK	11/2/2023	-	9,375	7,324	-	0.0
USBid Parent, LLC - Class C2	(11)	-	10.00% PIK	4/12/2024	-	600,000	468,750	-	0.0
USBid Parent, LLC - Class C3	(11)	-	10.00% PIK	4/12/2024	-	2,400,000	1,875,000	-	0.0
						3,012,188	5,163,574	-	0.0
Total preferred equity securities							19,521,311	16,769,722	8.2

Warrants and other equity securities	(12)(23)
Construction & Engineering
Watt Contracting Holdings, LLC	(11)(21)	-	-	4/15/2022	-	295	-	-	0.0
						295	-	-	0.0
Consumer Finance
Microf, LLC	(11)	-	15.00% PIK	5/5/2020	-	-	-	-	0.0
						-	-	-	0.0
Diversified Telecommunication Services
Caregility Corporation	(11)	-	-	12/29/2021	-	267,801	443,392	-	0.0
						267,801	443,392	-	0.0
Food Products
UJP Acquisition, LLC (dba Uncle John’s Pride)	(11)(21)	-	-	3/31/2022	-	127,215	-	45,872	0.0
						127,215	-	45,872	0.0
Trading Companies & Distributors
USBid Parent, LLC	(11)	-	-	11/3/2022	-	204	-	-	0.0
						204	-	-	0.0
Total warrants and other equity securities							443,392	45,872	0.0
Total non-controlled/non-affiliate investments							45,151,759	40,614,040	18.2

TOTAL INVESTMENTS							$337,496,226	$325,772,154	160.0%

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
June 30, 2024
 (Unaudited)

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

(11)
As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” and may have “Control” of this portfolio company as the Company and/or its affiliated funds collectively owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). The Company’s investment in affiliates for the six months ended June 30, 2024 were Arrow Home Health, LLC, Caregility Corporation, LaSalle Staffing, LLC, Microf, LLC, Uncle John’s Pride, LLC, USBid Inc and Watt Acquisition, LLC which represented $40,617,040 of Fair Value and 19.9% of Net Assets of the Company. Transactions related to investments in “Controlled/Affiliate Investments” for the six months ended June 30, 2024 were as follows:

See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Consolidated Schedule of Investments – (continued)
June 30, 2024
 (Unaudited)

Portfolio Company	Type of Investment	Amount of Realized Gain (Loss)	Amount of Interest or Dividends Credited to Income (a)	December 31, 2023 Value	Gross Additions (b)	Gross Reductions (c)	Transfers In/(Out) of Affiliates	Amount of Unrealized Gains (Loss)	June 30, 2024 Value
Arrow Home Health LLC (dba Acara Home Health)	First lien senior securred term loan	$-	$64,101	$748,782	$558	$(1,027)	$-	$16,889	$765,202
	Preferred equity securities (571,080 shares)	-	-	202,097	-	-	-	33,224	235,321
	Preferred equity securities (56,005 shares)	-	-	112,010	-	-	-	-	112,010
Capone Holdings JV, LLC (dba LaSalle Staffing)	Preferred equity securities (4,000,000 shares)	-	-	-	-	-	6,200,800	318,667	6,519,467
Caregility Corporation	First lien senior securred term loan	-	91,978	2,244,216	131,584	(9,082)	-	(11,641)	2,355,077
	Preferred equity securities (151,018 shares)	-	-	1,383,250	-	-	-	3,966	1,387,216
	Preferred equity securities (446,689 shares)	-	-	4,108,869	-	-	-	97,818	4,206,687
	Warrants (267,801 units)	-	-	571,189	-	-	-	(571,189)	-
Lasalle Staffing, LLC	First lien senior securred term loan	-	255,433	-	12,568	(136,103)	7,474,073	(13,249)	7,337,289
Microf, LLC	First lien senior securred term loan	-	97,676	-	8,874	-	3,427,073	(8,874)	3,427,073
	Warrants and other equity securities (164,332 shares)	-	-	-	-	-	318,483	(318,483)	-
Uncle John’s Pride, LLC	First lien senior securred term loan	-	285,167	-	4,724	(18,303)	7,142,992	2,250	7,131,663
UJP Acquisition, LLC (dba Uncle John’s Pride)	Warrants and other equity securities (127,215 shares)	-	-	-	-	-	47,064	(1,192)	45,872
	Preferred equity securities (2,829,787 shares)	-	-	-	-	-	4,252,128	56,893	4,309,021
USBid Inc.	First lien senior securred term loan	-	9,789	-	107,038	(4,826,396)	268,292	5,483,254	1,032,188
USBid Inc.	Warrants and other equity securities (204 shares)	-	-	-	-	-	-	-	-
USBid Inc. - Class A Units	Preferred equity securities (9,375 shares)	-	-	-	-	-	-	-	-
USBid Inc. - Class C Units	Preferred equity securities (9,375 shares)	-	-	-	-	-	-	-	-
USBid Inc. - Class C2 Units	Preferred equity securities (600,000 shares)	-	-	-	-	-	-	-	-
USBid Inc. - Class C3 Units	Preferred equity securities (24,000,000 shares)	-	-	-	-	-	-	-	-
Watt Acquisition, LLC	First lien senior securred term loan	-	35,932	-	39,195	-	2,148,189	(434,430)	1,752,954
Watt Contracting Holdings, LLC	Preferred equity securities (3,375 shares)	-	-	-	-	-	163,211	(163,211)	-
	Warrants and other equity securities (295 shares)	-	-	-	-	-	-	-	-
Total Affiliate Investments		$-	$840,076	$9,370,413	$304,541	$(4,990,911)	$31,442,305	$4,490,692	$40,617,040

(a)	Represents the total amount of interest, fees or dividends credited to income for the portion of the period an investment was included in the Affiliate category.
(b)	Gross additions include increase in the cost basis of investments resulting from purchases, PIK interest or amortization of original issue discount.
(c)	Gross reductions include decreases in the total cost basis of investments resulting from principal repayments or sales.

(12)	Ownership of certain equity investments may occur through a holding company or partnership.
(13)	Investment contains a fixed rate structure.
(14)	The Company has received 46 units of incentive shares which have no Cost or Fair Value as of June 30, 2024.
(15)	Interest disclosed reflects the contractual rate of the First Out tranche under the AAL.
(16)	The interest rate on these loans is subject to 1 month SOFR, which was 5.34% as of June 30, 2024.
(17)	The interest rate on these loans is subject to 3 month SOFR, which was 5.32% as of June 30, 2024.
(18)	Positions have an aggregate unfunded commitment of $7,937,099 in addition to the amounts shown in the Consolidated Schedule of Investments. See Note 11 “Commitments, Contingencies and Risks” in the accompanying notes to the consolidated financial statements.
(19)	The investment is on non-accrual status. See Note 2 “Significant Accounting Policies”.
(20)	The investment includes the fair value and amortized cost of 1,015 shares of common equity issued in conjunction with the preferred equity.
(21)	Investment is held by a subsidiary of the Company. See Note 2 in the accompanying notes to the consolidated financial statements for additional information on the Company’s wholly-owned subsidiary.
(22)	The investment does not accrue payment-in-kind (“PIK”) for the debt investment as of June 30, 2024. See Note 2. “Significant Accounting Policies”.
(23)	All investments are non-income producing unless otherwise indicated.
(24)	Maturity date is under on-going negotiations with the portfolio company and other lenders, as applicable.

See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Consolidated Schedule of Investments
December 31, 2023

Portfolio Company (1)(2)(3)(4)(5)(6)	Footnotes	Spread Above Index (7)	Interest Rate	Acquisition Date	Maturity	Principal, Shares, Units	Amortized Cost (8)	Fair Value (9)	% of Net Assets
Investments
First lien senior secured term loan
Aerospace & Defense
Consolidated Machine & Tool Holdings, LLC	(17)(22)	S+11.01%	11.44% Cash + 4.90% PIK	1/15/2020	1/15/2025	7,387,652	$7,323,725	$6,956,951	3.7%
Consolidated Machine & Tool Holdings, LLC	(13)(18)(22)	-	20.00% PIK	11/22/2023	1/15/2025	440,629	437,211	437,210	0.2
						7,828,281	7,760,936	7,394,161	3.9
Chemicals
Douglas Products and Packaging Company, LLC	(10)(16)	S+6.90%	12.25%	9/20/2023	9/20/2028	14,962,500	14,538,407	14,538,406	7.5
						14,962,500	14,538,407	14,538,406	7.5
Commercial Services & Supplies
PPC Event Services, Inc.	(17)(18)	S+6.76%	12.09%	9/22/2022	9/22/2027	7,273,693	7,199,328	7,273,693	3.7
Swyft AcquireCo LLC (dba Swyft Filings)	(15)(16)	S+2.75%	8.10%	12/20/2021	12/20/2027	299,236	295,384	297,441	0.2
Swyft AcquireCo LLC (dba Swyft Filings)	(10)(16)	S+5.50%	10.85%	12/20/2021	12/20/2027	3,682,383	3,633,920	3,483,902	1.8
						11,255,312	11,128,632	11,055,036	5.7
Construction & Engineering
DCCM, LLC	(17)	L+7.16%	12.49%	8/6/2021	12/30/2026	18,409,233	18,151,330	18,201,208	9.6
Fremont-Wright, LLC	(16)	S+9.10%	14.45%	12/2/2020	12/2/2024	4,258,824	4,233,922	4,246,047	2.2
MechanAir, LLC	(17)	S+10.80%	11.29% Cash + 4.84% PIK	9/2/2021	9/2/2026	11,006,971	10,846,083	10,616,224	5.6
MechanAir, LLC	(17)	S+12.30%	17.63% PIK	12/15/2023	9/2/2026	710,054	710,054	-	0.0
MechanAir, LLC	(13)	-	18.00% PIK	12/15/2023	9/2/2026	426,099	426,099	-	0.0
Versar Inc.	(10)(17)	S+8.10%	13.43%	8/4/2023	8/4/2028	10,000,000	9,662,349	9,662,349	5.1
Vertical Mechanical Group, LLC	(10)(17)	S+7.76%	13.09%	5/12/2023	5/12/2028	4,571,429	4,420,000	4,420,000	2.3
Watt Acquisition, LLC	(10)(17)	S+11.25%	16.58%	4/15/2022	4/15/2027	3,653,125	3,597,178	3,132,920	1.6
						53,035,735	52,047,015	50,278,748	26.4
Consumer Finance
Microf, LLC	(17)	S+10.85%	16.18%	3/29/2019	6/30/2025	3,427,073	3,407,754	3,427,073	1.8
						3,427,073	3,407,754	3,427,073	1.8
Distributors
48forty Intermediate Holdings, Inc.	(16)	S+6.10%	11.45%	10/11/2022	12/1/2026	14,812,030	14,299,832	13,807,774	7.2
						14,812,030	14,299,832	13,807,774	7.2
Diversified Consumer Services
Rock Gate Capital, LLC (dba 160 Driving Academy)	(17)	S+7.50%	12.83%	10/16/2019	10/16/2024	15,000,652	14,905,882	15,000,652	7.9
						15,000,652	14,905,882	15,000,652	7.9
Diversified Telecommunication Services
Caregility Corporation	(11)(17)	S+9.26%	3.00% Cash + 11.59% PIK	12/29/2021	1/31/2025	2,244,216	1,933,490	2,244,216	1.2
Gridsource Incorporated, LLC	(17)	S+8.50%	13.83%	12/16/2022	12/16/2027	14,074,595	13,688,488	14,246,305	7.5
YTC Holdings, Inc. (dba Yorktel)	(17)(18)	S+10.01%	15.34%	9/23/2019	1/31/2025	4,632,805	4,600,276	4,632,805	2.4
						20,951,616	20,222,254	21,123,326	11.1
Electrical Equipment
Masterwork Electronics, Inc.	(17)	S+9.50%	14.83% PIK	11/17/2022	11/17/2027	8,521,445	8,357,466	6,935,604	3.6
						8,521,445	8,357,466	6,935,604	3.6
Entertainment
Chicken Soup For The Soul, LLC	(16)	S+8.60%	13.95%	10/29/2021	3/31/2024	6,380,856	6,368,361	5,756,809	3.0
Linden Research, Inc. (dba Linden Labs)	(10)(17)	S+7.26% Cash + 3.25% PIK	12.59% Cash + 3.25% PIK	12/31/2020	12/31/2025	4,738,655	4,634,407	4,738,655	2.5
NW Entertainment, LLC	(17)	S+7.76%	13.09%	11/4/2022	11/4/2027	6,366,361	6,254,950	6,366,361	3.3
						17,485,872	17,257,718	16,861,825	8.8
Food Products
Uncle John's Pride, LLC	(16)	S+10.11%	15.46%	3/31/2022	3/31/2027	7,146,952	7,017,250	7,146,952	3.8
						7,146,952	7,017,250	7,146,952	3.8
Healthcare Providers & Services
Arrow Home Health, LLC (dba Acara Home Health)	(11)(17)	S+8.50%	13.83% Cash	3/19/2021	3/19/2026	797,086	780,141	748,782	0.4
BB-HH Platform, Inc. (dba Preferred Care Home Health)	(17)	S+7.00% Cash + 1.50% PIK	12.33% Cash + 1.50% PIK	5/16/2023	5/16/2028	6,661,564	6,476,196	6,600,944	3.5
IPA Intermediate Co., LLC (dba Integrated Pain Associates)	(17)	S+8.01%	13.34%	1/9/2023	1/9/2028	11,209,312	10,930,921	10,930,921	5.7
Klein Hersh, LLC	(10)(17)	S+7.76%	4.63% Cash + 8.47% PIK	4/27/2022	4/27/2027	16,438,829	15,808,872	14,188,353	7.4
Nurses Staffing, LLC (dba Nurses 24/7)	(17)	S+7.26% Cash + 2.00% PIK	12.59% Cash + 2.00% PIK	5/26/2023	8/26/2028	7,396,865	7,251,132	7,258,544	3.8
						42,503,656	41,247,262	39,727,544	20.8
Hotels, Restaurants & Leisure
The Range NYC, LLC (dba Five Iron Golf)	(17)(18)	S+7.61%	12.94%	9/15/2022	9/15/2027	4,978,992	4,839,259	4,876,922	2.6
						4,978,992	4,839,259	4,876,922	2.6
Household Durables
SkyBell Technologies, Inc.	(19)(22)	0.00%	0.00%	12/13/2019	12/13/2024	4,683,036	4,618,637	2,341,518	1.2
						4,683,036	4,618,637	2,341,518	1.2
Household Products
Coop Home Goods LLC	(10)(17)	S+8.26%	13.59%	6/18/2021	6/18/2026	4,387,729	4,335,754	4,365,790	2.3
						4,387,729	4,335,754	4,365,790	2.3
IT Services
CSI IT, LLC (dba Consulting Solutions)	(17)	S+10.76%	16.09%	1/29/2021	1/29/2026	13,329,812	13,139,755	13,196,514	6.9
Lockstep Holdings, LLC	(10)(17)	S+6.75%	12.08%	7/3/2023	7/3/2028	5,357,714	5,228,599	5,210,377	2.7
						18,687,526	18,368,354	18,406,891	9.6
Leisure Products
MPUSA, LLC (dba Mission)	(17)	S+11.26%	13.59% Cash + 3.00% PIK	12/9/2021	12/9/2026	4,226,371	4,163,215	3,852,760	2.0
						4,226,371	4,163,215	3,852,760	2.0
Machinery
Texas Contract Manufacturing Group, Inc.	(17)	S+12.11%	17.44%	4/27/2022	4/27/2027	4,909,896	4,832,798	4,196,979	2.2
						4,909,896	4,832,798	4,196,979	2.2
Media
PadSquad, LLC	(17)	S+9.00%	14.33%	3/30/2022	3/30/2027	4,549,341	4,488,472	4,482,011	2.4
Trailer Park Group Holdings LLC	(10)(17)	S+6.76% Cash + 1.50% PIK	12.09% Cash + 1.50% PIK	8/2/2021	8/2/2026	14,472,961	14,244,796	14,218,237	7.5
						19,022,302	18,733,268	18,700,248	9.9
Personal Products
Japonesque, LLC	(10)(17)	S+8.18% Cash + 1.50% PIK	13.51% Cash + 1.50% PIK	11/23/2021	11/23/2026	4,525,012	4,451,581	4,457,979	2.3
						4,525,012	4,451,581	4,457,979	2.3
Professional Services
Lasalle Staffing, LLC	(10)(16)	S+6.86%	12.21%	2/15/2022	2/15/2027	7,461,888	7,332,377	7,499,198	3.9
NSC Technologies, LLC	(17)	S+7.76%	13.09%	4/26/2019	10/26/2026	4,148,472	4,139,598	4,148,472	2.2
PQT Ayaquhs, LLC (dba WWC Global)	(17)	S+7.76%	13.09%	8/1/2022	8/1/2027	7,606,855	7,481,063	7,606,855	4.0
						19,217,215	18,953,038	19,254,525	10.1
Software
Proactive Dealer Solutions, LLC	(17)	S+10.26%	15.59%	12/27/2021	12/26/2026	3,074,615	3,023,230	3,074,615	1.6
PureCars Technologies, LLC	(10)(17)	S+6.35% Cash + 1.00% PIK	11.68% Cash + 1.00% PIK	4/17/2019	4/18/2024	1,471,687	1,464,114	1,418,118	0.7
						4,546,302	4,487,344	4,492,733	2.3
Specialty Retail
Clearview Systems, LLC (dba Rip-It)	(10)(17)	S+7.65%	12.98%	10/11/2022	10/11/2027	6,452,101	6,333,920	6,367,578	3.3
						6,452,101	6,333,920	6,367,578	3.3
Trading Companies & Distributors
Gateway Dealer Network, LLC	(10)(16)	S+7.85%	13.20%	6/30/2022	6/30/2027	8,594,363	8,494,408	8,594,363	4.5
USBid Inc.	(10)(17)	S+7.26%	12.59%	11/3/2022	11/3/2027	7,154,451	7,016,197	1,549,654	0.9
						15,748,814	15,510,605	10,144,017	5.4
Transportation Infrastructure
TCP Acquisition, LLC (dba HighStar Traffic)	(17)(18)	S+7.50%	12.83%	7/26/2022	7/26/2027	10,676,188	10,474,007	10,473,968	5.5
						10,676,188	10,474,007	10,473,968	5.5
Total first lien senior secured term loan							332,292,188	319,229,009	167.2

See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Consolidated Schedule of Investments – (continued)
December 31, 2023

Portfolio Company (1)(2)(3)(4)(5)(6)	Footnotes	Spread Above Index (7)	Interest Rate	Acquisition Date	Maturity	Principal, Shares, Units	Amortized Cost (8)	Fair Value (9)	% of Net Assets
Second lien senior secured loan
Professional Services
CorTech, LLC	(17)	S+6.35%	11.68%	3/13/2020	9/30/2025	6,359,542	$6,305,249	$6,059,372	3.2%
						6,359,542	6,305,249	6,059,372	3.2
Total second lien term loan							6,305,249	6,059,372	3.2

Senior unsecured notes
Electrical Equipment
HH Masterwork Intermediate, Inc.		-	17.00% PIK	11/17/2022	5/17/2028	2,067,881	2,033,098	1,384,446	0.7
						2,067,881	2,033,098	1,384,446	0.7
Total senior unsecured notes							2,033,098	1,384,446	0.7

Preferred equity securities	(12)(23)
Commercial Services and Supplies
Swyft Filings Holdings, LLC	(13)(20)(21)	-	8.00% PIK	12/20/2021	-	192,444	183,612	227,311	0.1
						192,444	183,612	227,311	0.1
Construction & Engineering
MechanAir Holdings, LLC	(13)(21)	-	13.50% PIK	9/2/2021	-	1,219	1,219,441	-	0.0
Vertical Mechanical Group Holdings, LLC	(21)	-	-	5/12/2023	-	185,714	1,857,143	3,188,286	1.7
Watt Contracting Holdings, LLC	(21)	-	15.00% PIK	4/15/2022	-	2,110	2,077,366	133,929	0.1
						189,043	5,153,950	3,322,215	1.8
Diversified Telecommunication Services
Caregility Corporation - Series A Units	(11)(13)	-	8.00% PIK	12/31/2022	-	151,018	-	1,383,250	0.7
Caregility Corporation - Series B Units	(11)(13)	-	8.00% PIK	7/3/2023	-	446,689	3,591,494	4,108,869	2.2
Gridsource Holdings, LLC	(21)	-	8.00% PIK	3/9/2023	-	3,959,977	799,597	1,138,860	0.6
YTC Holdings, Inc. (dba Yorktel)	(13)	-	8.00% PIK	9/23/2019	-	151,018	2,327,393	1,926,709	1.0
						4,708,702	6,718,484	8,557,688	4.5
Entertainment
NW Entertainment, LLC	(21)	-	10.00% PIK	11/4/2022	-	971	955,843	1,088,481	0.6
						971	955,843	1,088,481	0.6
Food Products
UJP Acquisition, LLC (dba Uncle John's Pride)	(13)(21)	-	8.00% PIK	3/31/2022	-	2,829,787	2,829,787	4,482,681	2.4
						2,829,787	2,829,787	4,482,681	2.4
Healthcare Providers & Services
Arrow Home Health, LLC (dba Acara Home Health) - Class A Units	(11)(21)	-	10.00% PIK	3/19/2021	-	571,080	564,321	202,097	0.1
Arrow Home Health, LLC (dba Acara Home Health) - Class 1 Units	(11)(13)(21)	-	-	11/13/2023	-	56,005	56,005	112,010	0.1
IPA Investors, LP (dba Integrated Pain Associates)	(21)	-	8.00% PIK	1/9/2023	-	2,643	1,997,838	2,854,468	1.5
						629,728	2,618,164	3,168,575	1.7
Leisure Products
MPUSA, LLC (dba Mission)	(21)	-	-	12/9/2021	-	13	564,645	-	0.0
						13	564,645	-	0.0
Media
Channel Factory Holdings, LLC	(13)(21)	-	5.00% Cash + 5.00% PIK	8/27/2020	-	2,381,867	2,442,592	4,154,769	2.2
PadSquad Holdings, LLC	(13)(21)	-	6.00% Cash + 6.00% PIK	3/30/2022	-	720,767	1,964,204	2,206,343	1.2
Trailer Park Group Holdings LLC - Class A-1 Units	(13)(21)	-	-	12/19/2023		40,888	73,599	112,309	0.1
Trailer Park Group Holdings LLC - Class A Units	(13)(21)	-	8.00% PIK	8/2/2021	-	371,822	367,108	696,609	0.4
						3,515,344	4,847,503	7,170,030	3.9
Professional Services
Capone Holdings JV, LLC (dba LaSalle Staffing)	(21)	-	-	2/15/2022	-	4,000,000	4,000,000	6,047,467	3.2
Hometown Holdings JV, LLC (dba BWG Strategy)	(13)(21)	-	8.00% PIK	12/24/2020	-	666,667	676,799	820,533	0.4
PQT Ayaquhs, LLC (dba WWC Global)	(13)(21)	-	10.50% PIK	8/1/2022	-	5,774	1,064,516	3,821,290	2.0
						4,672,441	5,741,315	10,689,290	5.6
Software
Proactive Dealer Holdings Parent, LLC	(21)	-	10.00% PIK	12/27/2021	-	1,141,205	1,328,162	3,052,404	1.6
PureCars Technologies Holdings, LLC	(13)(21)	-	8.00% PIK	4/17/2019	-	514	240,065	19,192	0.0
PureCars Technologies, LLC	(13)(21)	-	8.00% PIK	7/25/2022	7/26/2024	78	26,948	26,528	0.0
						1,141,797	1,595,175	3,098,124	1.6
Trading Companies & Distributors
USBid Inc. - Class A Units		-	-	11/3/2022	-	469	468,750	-	0.0
USBid Inc. - Class C Units		-	10.00% PIK	11/2/2023	-	9,375	7,324	-	0.0
						9,844	476,074	-	0.0
Total preferred equity securities							31,684,552	41,804,395	22.2
See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Consolidated Schedule of Investments – (continued)
December 31, 2023

Portfolio Company (1)(2)(3)(4)(5)(6)	Footnotes	Spread Above Index (7)	Interest Rate	Acquisition Date	Maturity	Principal, Shares, Units	Amortized Cost (8)	Fair Value (9)	% of Net Assets
Warrants and other equity securities	(12)(23)
Aerospace & Defense
Consolidated Machine & Tool Holdings, LLC	(14)(21)	-	-	1/15/2020	-	176	$142,485	$-	0.0%
						176	142,485	-	0.0
Construction & Engineering
DCCM, LLC	(21)	-	-	8/6/2021	-	897	939,949	1,045,109	0.5
Fremont-Wright, LLC		-	-	12/2/2020	-	2	-	894,453	0.5
Watt Contracting Holdings, LLC	(21)	-	-	4/15/2022	-	218	-	-	0.0
						1,117	939,949	1,939,562	1.0
Consumer Finance
Microf, LLC		-	-	5/5/2020	-	164,332	-	190,807	0.1
						164,332	-	190,807	0.1
Diversified Consumer Services
Rock Gate Capital, LLC (dba 160 Driving Academy)		-	-	10/16/2019	-	12,693	-	181,524	0.1
						12,693	-	181,524	0.1
Diversified Telecommunication Services
Caregility Corporation	(11)	-	-	12/29/2021	-	267,801	443,392	571,189	0.3
York Telecom Corporation (dba Yorktel)		-	-	9/23/2019	-	77,195	-	582,640	0.3
						344,996	443,392	1,153,829	0.6
Electrical Equipment
HH Masterwork Intermediate, Inc.		-	-	11/17/2022	11/17/2027	190,019	-	-	0.0
						190,019	-	-	0.0
Entertainment
LRI Holdco, LLC (dba Linden Labs)	(21)	-	-	12/31/2020	-	2	43,478	528,569	0.3
						2	43,478	528,569	0.3
Food Products
UJP Acquisition, LLC (dba Uncle John's Pride)	(21)	-	-	3/31/2022	-	127,215	-	53,021	0.0
						127,215	-	53,021	0.0
Healthcare Providers & Services
Klein Hersh, LLC		-	-	4/27/2022		1,003	-	-	0.0
Nurses 24/7 Holdings, LLC	(21)	-	-	5/26/2023		182	419,877	428,568	0.2
						1,185	419,877	428,568	0.2

Hotels, Restaurants & Leisure
The Range NYC, LLC (dba Five Iron Golf)		-	-	9/15/2022	-	21,210	71,599	32,606	0.0
						21,210	71,599	32,606	0.0
Household Durables
SkyBell Technologies, Inc.		-	-	12/13/2019	-	1,846,180	-	-	0.0
						1,846,180	-	-	0.0
Household Products
CHG Parent Holding LLC (dba Coop Home Goods)	(21)	-	-	6/18/2021	-	535,714	535,714	99,286	0.1
						535,714	535,714	99,286	0.1
Machinery
Texas Contract Manufacturing Group, Inc.		-	-	4/27/2022	-	1,602	-	490,323	0.3
						1,602	-	490,323	0.3
Professional Services
NSC Holdings, LLC	(21)	-	-	4/26/2019	-	111	271,262	296,715	0.2
PQT Ayaquhs, LLC (dba WWC Global)		-	-	8/1/2022	-	645	-	311,613	0.2
						756	271,262	608,328	0.4

Trading Companies & Distributors
USBid Inc.		-	-	11/3/2022	-	204	-	-	0.0
						204	-	-	0.0
Total warrants and other equity securities							2,867,756	5,706,423	3.1

Fund investments
Diversified Financials
Madryn Select Opportunities, LP	(18)	-	-	1/4/2022	-	2,898,305	2,898,305	2,809,327	1.5
						2,898,305	2,898,305	2,809,327	1.5
Total fund investments							2,898,305	2,809,327	1.5

TOTAL INVESTMENTS							$378,081,148	$376,992,972	197.9%

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

(19)	The investment is on non-accrual status. See Note 2 “Significant Accounting Policies”.
(20)	The investment includes the fair value and amortized cost of 1,015 shares of common equity issued in conjunction with the preferred equity.
(21)	Investment is held by a subsidiary of the Company. See Note 2 in the accompanying notes to the consolidated financial statements for additional information on the Company’s wholly-owned subsidiary.
(22)	The investment does not accrue PIK for the debt investment as of December 31, 2023. See Note 2. "Significant Accounting Policies".
(23)	All investments are non-income producing unless otherwise indicated.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of June 30, 2024, and the reported revenue generated and expenses incurred during the reporting period. Actual results could differ from those estimates.

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
(Unaudited)

Note 2. Summary of Significant Accounting Policies (continued)

Revenue Recognition

The Company’s revenue recognition policies are as follows:

Interest income: Interest income is recorded on the accrual basis to the extent that the Company expects to collect such amounts. Interest income is accrued based upon the outstanding principal amount and contractual terms of debt investments. For the three and six months ended June 30, 2024, $10,101,803 and $20,950,519, respectively, of interest income, excluding payment in kind (“PIK”) interest income, has been accrued as shown on the Consolidated Statements of Operations. For the three and six months ended June 30, 2023, $10,186,686 and $19,932,509, respectively, of interest income, excluding PIK interest income, has been accrued as shown on the Statements of Operations. As of June 30, 2024 and December 31, 2023, $4,950,143 and $3,291,794 of interest income is receivable, respectively, as shown on the Consolidated Statements of Assets and Liabilities.

Payment in-kind income: The Company has certain investments in its portfolio that contain a PIK provision, which represents contractual interest or dividends that are added to the principal balance and recorded as income. For loans and debt securities with contractual PIK, the Company generally will not accrue PIK interest for accounting purposes if the portfolio company valuation indicates that such PIK interest is not collectible. To maintain its ability to take a dividend paid deduction, the Company may need to pay out PIK non-cash income amounts in the form of distributions, even though the Company has not yet collected the cash. For the three and six months ended June 30, 2024, $1,093,216 and $2,563,758, respectively, of PIK income has been accrued as shown on the  Consolidated Statements of Operations. For the three and six months ended June 30, 2023, $796,506 and $1,016,689, respectively, of PIK income has been accrued as shown on the Consolidated Statements of Operations.

Non-accrual: Loans or preferred equity securities are placed on non-accrual status when interest, PIK interest or dividend payments become 90 days or more past due, or when there is reasonable doubt that principal, interest or dividends will be collected. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Any accrued interest receivable in previous year will be written off and corresponding interest income will be reversed, as applicable. Subsequent interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal, interest, PIK interest or dividends are paid, and, in management’s judgment are likely to remain current. Please refer to the Consolidated Schedule of Investments for non-accrual status of investments as of June 30, 2024 and December 31, 2023. As of June 30, 2024 four investments, SkyBell Technologies, Inc., Consolidated Machine & Tool Holdings, LLC, Masterworks Electronics, Inc. and Chicken soup for the Soul, LLC are on non-accrual status. For three months ended June 30, 2024, $355,625 of interest receivable was reversed as a result of Chicken Soup for the Soul, LLC. For the six months ended June 30, 2024, $452,655 of interest receivable was reversed as a result of SkyBell Technologies, Inc. and Chicken Soup for the Soul, LLC. As of December 31, 2023 one investment, SkyBell Technologies, Inc. was on non-accrual status and no interest had been written off or reversed as a result of the investment being on non-accrual status.

Dividend income: Dividend income to be paid in-kind on equity securities is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income paid in cash is recorded on the date declared for portfolio companies. Each distribution received from limited liability company and limited partnership interests is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For the three and six months ended June 30, 2024 and for the year ended December 31, 2023, the Company did not receive any return of capital distributions from its equity investments. For the three and six months ended June 30, 2024, $328,497 and $328,497, respectively, of dividend income has been accrued as shown on the Consolidated Statements of Operations. For the three and six months ended June 30, 2023, $243,416 and $409,920, respectively, of dividend income has been accrued as shown on the Consolidated Statements of Operations. As of June 30, 2024 and December 31, 2023, all dividend income has been received.

Original Issue Discount: Discounts to par on portfolio securities are accreted into income over the tenor of the instrument. Any remaining discount is accreted into income upon prepayment or redemption of the instrument and the Company then amortizes such amounts using the effective interest method as interest income over the life of the investment. The unamortized discount as of June 30, 2024 and December 31, 2023, was $5,498,748 and $6,789,946, respectively. The amount of original issue discount amortized for the three and six months ended June 30, 2024 was $637,202 and $1,294,812, respectively, and is included in interest income on the Consolidated Statements of Operations. The amount of original issue discount amortized for the three and six months ended June 30, 2023 was $393,478 and $723,405, respectively, and is included in interest income on the Consolidated Statements of Operations.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)
(Unaudited)

Note 2. Summary of Significant Accounting Policies (continued)

Amendment, waiver, and consent fees: In connection with modifying credit agreements with portfolio companies to provide additional operating or borrowing flexibility, the Company may be entitled to amendment, waiver and consent fees to compensate for the potentially enhanced credit risk. Such fees will be recorded as income on the date earned and accrued to the extent the fee is to be compensated in the form of additional principal balance. For the three and six months ended June 30, 2024, $18,026 and $34,798 of amendment fees had been earned and included in other income on the Consolidated Statements of Operations. For the three and six months ended June 30, 2023, $12,605 and $53,325 of amendment fees had been earned and included in other income on the Consolidated Statements of Operations.

Early repayment and termination fees: Upon the prepayment of a loan or debt security, any unamortized premium or discount or loan origination fees are recorded as interest income. To the extent the Company receives early repayment fees in connection with pre-maturity loan agreement termination, such income will be recorded on the date of prepayment. The Company and its Advisor generally do not structure transactions with a contractual exit fee to be collected upon loan repayment at maturity. For the three and six months ended June 30, 2024, $17,790 and $124,945 of early repayment and termination fees had been earned and included in other income on the Consolidated Statements of Operations. No such fees were earned during the three and six months ended June 30, 2023.

Gains and Losses: Investment transactions are recorded on a trade-date basis. Realized gains or losses on portfolio investments are calculated based upon the difference between the net proceeds from the disposition and the amortized cost basis of the investment, without regard to unrealized gains or losses previously recognized. Realized gains and losses are recorded within net realized gain (loss) on investments on the Consolidated Statements of Operations. Changes in the fair value of investments from the prior period, as approved by the Board based on fair value recommendations from the Advisor in accordance with the Advisor’s valuation policy, are included within net change in unrealized gain (loss) on investments on the Consolidated Statements of Operations. For the three and six months ended June 30, 2024, the Company had $2,034,517 and $2,034,517, respectively, of net realized gain (loss) on investments as represented on the Consolidated Statements of Operations. For the three and six months ended June 30, 2023, the Company had $45,283 and $45,283, respectively, of net realized gain (loss) on investments as represented on the Consolidated Statements of Operations.

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

Earnings per Share

In accordance with the provisions of ASC Topic 260 – Earnings per Share, basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. The weighted average shares outstanding utilized in the calculation of earnings per share take into account share issues on the issuance date and the Company’s repurchases of its Common Stock on the repurchase date. See Note 9 for additional information on the Company’s share activity. For the six months ended June 30, 2024 and for the year ended December 31, 2023, there were no potentially dilutive common shares issued.

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

Cash Equivalents

Cash equivalents are highly liquid investments with a current maturity of three months or less at the date of acquisition, which may include temporary investments in U.S. Treasury Bills (of varying maturities) or money market funds. There were no cash equivalents outstanding on the Company’s Consolidated Statements of Assets and Liabilities as of June 30, 2024 and December 31, 2023.

Unamortized Deferred Financing Costs

Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. Deferred financing costs are capitalized as incurred and amortized on a straight line basis to maturity of the Secured Credit Facility (as defined herein). For the three and six months ended June 30, 2024, the Company had $144,398 and $284,919, respectively, of expensed financing costs included in interest and other financing fees on the Consolidated Statements of Operations. For the three and six months ended June 30, 2023, the Company had $171,219 and $343,483, respectively, of expensed financing costs included in interest and other financing fees on the Consolidated Statements of Operations. As of June 30, 2024 and December 31, 2023, the Company had $2,360,498 and $846,916, respectively, of unamortized deferred financing costs as shown in deferred financing cost on the Consolidated Statements of Assets and Liabilities.

Offering Costs

Offering costs are expensed as incurred. These expenses consist primarily of legal fees and other costs incurred with Company’s share offerings, the preparation of the Company’s registration statement, and registration fees. For the three and six months ended June 30, 2024, the Company incurred offering costs in the amount of $49,727 and $99,454, respectively, as shown as a component of the general and administrative fees in the Consolidated Statements of Operations. For the three and six months ended June 30, 2023, the Company incurred offering costs in the amount of $49,863 and $99,178 respectively, as shown as a component of the general and administrative fees in the Consolidated Statements of Operations. As of June 30, 2024 and December 31, 2023, $99,454 and $47,749, respectively, of offering costs incurred were payable and included in other payables on the Consolidated Statement of Assets and Liabilities.

Custodian Fees

The Company has entered into a custody agreement with State Street Bank and Trust Company (the “Custodian”). For the three and six months ended June 30, 2024, the Company incurred expenses for services provided by the Custodian of $12,201 and $18,197, respectively, which is included in professional fees on the Consolidated Statements of Operations. For the three and six months ended June 30, 2023, the Company incurred expenses for services provided by the Custodian of $7,500 and $15,000, respectively, which is included in professional fees on the Consolidated Statements of Operations. As of June 30, 2024 and December 31, 2023, $17,201 and $20,000, respectively, remained payable, which is included in professional fees payable on the Consolidated Statements of Assets and Liabilities.

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

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)
(Unaudited)

Note 2. Summary of Significant Accounting Policies (continued)

To qualify as a RIC under Subchapter M of the Code, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its Stockholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses. In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii)98.2% of its capital gains in excess of capital losses for the one-year period ending October 31 in that calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. For the three and six months ended June 30, 2024 and 2023, the Company did not record a net expense on the  Consolidated Statements of Operations for U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current period. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company did not record any uncertain income tax positions for the three and six months ended June 30, 2024 and for the year ended December 31, 2023. The aggregate amortized tax basis cost of investments included on the Consolidated Schedule of Investments as of June 30, 2024 and December 31, 2023 were $337,496,226 and $378,081,148, respectively.

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

Notes to Consolidated Financial Statements – (continued)
(Unaudited)

Note 3. Investments

The following tables show the composition of the Company’s investment portfolio, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	June 30, 2024
	Amortized Cost		Fair Value
First Lien Senior Secured Loan	$282,858,934	83.8%	$266,987,705	81.9%
Second Lien Senior Secured Loan	6,205,139	1.8	6,073,644	1.9
Senior Unsecured Notes	5,460,171	1.6	3,427,073	1.1
Preferred Equity Securities	36,475,650	10.8	40,480,202	12.4
Warrants and Other Equity Securities	3,598,027	1.1	5,985,419	1.8
Fund Investments	2,898,305	0.9	2,818,111	0.9
Total	$337,496,226	100.0%	$325,772,154	100.0%

	December 31, 2023
	Amortized Cost		Fair Value
First Lien Senior Secured Loan	$332,292,188	87.8%	$319,229,009	84.7%
Second Lien Senior Secured Loan	6,305,249	1.7	6,059,372	1.6
Senior Unsecured Notes	2,033,098	0.5	1,384,446	0.4
Preferred Equity Securities	31,684,552	8.4	41,804,395	11.1
Warrants and Other Equity Securities	2,867,756	0.8	5,706,423	1.5
Fund Investments	2,898,305	0.8	2,809,327	0.7
Total	$378,081,148	100.0%	$376,992,972	100.0%

The following tables show the composition of the Company’s investment portfolio by geographic region, at amortized cost and fair value (with corresponding percentage of total portfolio investments). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business:

	June 30, 2024
	Amortized Cost		Fair Value
Southeast	$110,801,540	32.9%	$103,633,778	31.9%
Midwest	49,535,869	14.7	51,633,949	15.8
West	54,430,571	16.1	51,198,370	15.7
Northeast	44,892,168	13.3	39,384,719	12.1
East	31,358,390	9.3	29,396,039	9.0
Southwest	25,095,906	7.4	25,821,041	7.9
South	21,381,782	6.3	24,704,258	7.6
Total	$337,496,226	100.0%	$325,772,154	100.0%

	December 31, 2023
	Amortized Cost		Fair Value
Southeast	$117,249,715	31.0%	$112,796,734	29.8%
Midwest	72,946,758	19.3	72,951,802	19.4
Northeast	53,801,241	14.2	55,247,793	14.7
West	53,349,023	14.1	51,488,613	13.7
East	33,935,529	9.0	33,986,375	9.0
Southwest	25,324,544	6.7	24,996,508	6.6
South	21,474,338	5.7	25,525,147	6.8
Total	$378,081,148	100.0%	$376,992,972	100.0%

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)
(Unaudited)

Note 3. Investments (continued)

	June 30, 2024
	Amortized Cost		Fair Value
Aerospace & Defense	$8,451,304	2.5%	$7,573,911	2.4%
Chemicals	14,581,949	4.3	14,859,213	4.6
Commercial Services & Supplies	4,118,747	1.2	3,941,053	1.2
Construction & Engineering	58,315,658	17.3	57,808,714	17.7
Consumer Finance	3,427,073	1.0	3,427,073	1.1
Distributors	14,273,291	4.2	13,669,895	4.2
Diversified Consumer Services	-	0.0	128,580	0.0
Diversified Financials	2,898,305	0.9	2,818,111	0.9
Diversified Telecommunication Services	27,932,446	8.3	30,546,514	9.4
Electrical Equipment	11,231,435	3.3	6,532,447	2.0
Entertainment	18,390,006	5.4	14,695,786	4.5
Food Products	9,797,016	2.9	11,486,556	3.5
Healthcare Providers & Services	44,884,839	13.3	42,446,192	13.0
Hotels, Restaurants & Leisure	4,902,963	1.5	4,926,394	1.5
Household Durables	4,618,637	1.4	2,085,356	0.6
Household Products	4,866,901	1.4	4,677,924	1.4
IT Services	12,803,522	3.8	12,959,903	4.0
Leisure Products	4,793,943	1.4	1,875,913	0.6
Machinery	4,693,144	1.4	4,310,613	1.3
Media	21,926,341	6.5	25,419,757	7.8
Personal Products	4,414,667	1.3	4,509,303	1.4
Professional Services	30,899,309	9.2	36,759,234	11.3
Software	997,284	0.3	817,738	0.3
Specialty Retail	6,438,197	1.9	5,920,915	1.8
Trading Companies & Distributors	7,468,442	2.2	1,032,188	0.3
Transportation Infrastructure	10,370,807	3.1	10,542,871	3.2
Total	$337,496,226	100.0%	$325,772,154	100.0%

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

The consolidated financial statements include portfolio investments at fair value of $325,772,154 and $376,992,972 as of June 30, 2024 and December 31, 2023, respectively.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)
(Unaudited)

Note 4. Fair Value Measurements (continued)

The Company valued its investments in underlying funds based on its proportionate interest in net asset value ("NAV") of the underlying funds. For the purpose of classifying the investments in underlying funds within the fair value hierarchy, the Company makes use of the practical expedient under ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or its Equivalent). As of June 30, 2024 and December 31, 2023, the Company’s investments in underlying funds amounted to $2,818,111 and $2,809,327, respectively.

U.S. GAAP requires that the Company disclose the Company’s pro-rata portion of individual securities, if available, that are reported to the Company by the underlying portfolio funds that exceed 5% of the Company’s capital balance.

The following tables present fair value measurements of investments, by major class according to the fair value hierarchy.

	Fair Value Measurements
June 30, 2024	Level 1	Level 2	Level 3	Total
First Lien Senior Secured Loan	$-	$-	$266,987,705	$266,987,705
Second Lien Senior Secured Loan	-	-	6,073,644	6,073,644
Senior Unsecured Notes	-	-	3,427,073	3,427,073
Preferred Equity Securities	-	-	40,480,202	40,480,202
Warrants and Other Equity Securities	-	-	5,985,419	5,985,419
Total	$-	$-	$322,954,043	$322,954,043
Fund Investments				2,818,111
Total Investments				$325,772,154

	Fair Value Measurements
December 31, 2023	Level 1	Level 2	Level 3	Total
First Lien Senior Secured Loan	$-	$-	$319,229,009	$319,229,009
Second Lien Senior Secured Loan	-	-	6,059,372	6,059,372
Senior Unsecured Notes	-	-	1,384,446	1,384,446
Preferred Equity Securities	-	-	41,804,395	41,804,395
Warrants and Other Equity Securities	-	-	5,706,423	5,706,423
Total	$-	$-	$374,183,645	$374,183,645
Fund Investments				2,809,327
Total Investments				$376,992,972

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

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)
(Unaudited)

Note 4. Fair Value Measurements (continued)

The following tables provide a reconciliation of the beginning and ending balances for investments at fair value that use Level 3 inputs for the three and six months ended June 30, 2024 and 2023:

	Investments
	First Lien Senior Secured Loan	Second Lien Senior Secured Loan	Senior Unsecured Notes	Preferred Equity Securities	Warrants and Other Equity Securities	Fund Investments	Total Investments
Balance as of March 31, 2024	$294,455,581	$6,067,024	$1,265,130	$43,031,287	$6,039,575	$2,818,111	$353,676,708
Net realized gain on investments	-	-	-	2,034,517	-	-	2,034,517
Net change in unrealized gain (loss) on investments	802,250	49,593	(1,265,130)	(6,120,457)	(784,427)	-	(7,318,171)
Purchases of investments and other adjustments to cost (1)	2,590,720	7,925	8,874	210,033	-	-	2,817,552
Proceeds from sales of investments	(116,674)	-	-	(2,632,407)	-	-	(2,749,081)
Proceeds from principal repayments (2)	(22,638,473)	(50,898)	-	-	-	-	(22,689,371)
Lien status change(3)(4)	(8,105,699)	-	3,418,199	3,957,229	730,271	-	-
Balance as of June 30, 2024	$266,987,705	$6,073,644	$3,427,073	$40,480,202	$5,985,419	$2,818,111	$325,772,154

(1)	Includes purchases of new investments, premium and discount accretion and amortization and PIK interest.
(2)	Includes paydowns receivable from the Consolidated Statements of Assets and Liabilities.
(3)	Lien conversions are fair valued at beginning of period on April 1, 2024 or at time of restructure.

	Investments
	First Lien Senior Secured Loan	Second Lien Senior Secured Loan	Senior Unsecured Notes	Preferred Equity Securities	Warrants and Other Equity Securities	Fund Investments	Total Investments
Balance as of December 31, 2023	$319,229,009	$6,059,372	$1,384,446	$41,804,395	$5,706,423	$2,809,327	$376,992,972
Net realized gain (loss) on investments	-	-	-	2,034,517	-	-	2,034,517
Net change in unrealized gain (loss) on investments	(2,808,050)	114,382	(1,384,446)	(6,115,291)	(451,275)	8,784	(10,635,896)
Purchases of investments and other adjustments to cost (1)	5,412,284	7,925	8,874	210,033	-	-	5,639,116
Proceeds from sales of investments	(116,674)	-	-	(2,632,407)	-	-	(2,749,081)
Proceeds from principal repayments (2)	(45,384,400)	(108,035)	-	(17,039)	-	-	(45,509,474)
Lien status change(3)	(9,344,464)	-	3,418,199	5,195,994	730,271	-	-
Balance as of June 30, 2024	$266,987,705	$6,073,644	$3,427,073	$40,480,202	$5,985,419	$2,818,111	$325,772,154

(1)	Includes purchases of new investments, premium and discount accretion and amortization and PIK interest.
(2)	Includes paydowns receivable from the Consolidated Statements of Assets and Liabilities.
(3)	Lien conversions are fair valued at beginning of period on January 1, 2024, April 1, 2024 or at time of restructure.

	Investments
	First Lien Senior Secured Loan	Second Lien Senior Secured Loan	Senior Unsecured Notes	Preferred Equity Securities	Warrants and Other Equity Securities	Fund Investments	Total Investments
Balance as of March 31, 2023	$282,089,870	$6,241,109	$1,628,075	$28,600,750	$6,013,657	$3,097,561	$327,671,022
Net realized gain on investments	45,283	-	-	-	-	-	45,283
Net change in unrealized gain (loss) on investments	(271,857)	(1,128)	(103,550)	1,064,755	1,150,506	72,605	1,911,331
Purchases of investments and other adjustments to cost (1)	23,201,261	12,834	69,697	2,100,476	419,877	-	25,804,145
Proceeds from sales of investments	(2,679,712)	-	-	-	-	-	(2,679,712)
Proceeds from principal repayments (2)	(1,942,362)	(50,897)	-	-	-	-	(1,993,259)
Balance as of June 30, 2023	$300,442,483	$6,201,918	$1,594,222	$31,765,981	$7,584,040	$3,170,166	$350,758,810

(1)	Includes purchases of new investments, premium and discount accretion and amortization and PIK interest.
(2)	Includes paydowns receivable from the Consolidated Statements of Assets and Liabilities.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)
(Unaudited)

Note 4. Fair Value Measurements (continued)

	Investments
	First Lien Senior Secured Loan	Second Lien Senior Secured Loan	Senior Unsecured Notes	Preferred Equity Securities	Warrants and Other Equity Securities	Fund Investments	Total Investments
Balance as of December 31, 2022	$260,982,122	$6,250,270	$-	$27,088,732	$5,829,429	$3,045,128	$303,195,681
Net realized gain on investments	45,283	-	-	-	-	-	45,283
Net change in unrealized gain (loss) on investments	(1,460,800)	32,498	(103,550)	1,277,813	1,334,734	125,038	1,205,733
Purchases of investments and other adjustments to cost (1)	47,199,282	20,944	69,697	5,027,511	419,877	-	52,737,311
Proceeds from sales of investments	(2,679,712)	-	-	-	-	-	(2,679,712)
Proceeds from principal repayments (2)	(3,643,692)	(101,794)	-	-	-	-	(3,745,486)
Lien status change	-	-	1,628,075	(1,628,075)	-	-	-
Balance as of June 30, 2023	$300,442,483	$6,201,918	$1,594,222	$31,765,981	$7,584,040	$3,170,166	$350,758,810

(1)	Includes purchases of new investments, premium and discount accretion and amortization and PIK interest.
(2)	Includes paydowns receivable from the Consolidated Statements of Assets and Liabilities.

The net change in unrealized gain (loss) on investments included on the Consolidated Statements of Operations for the three and six months ended June 30, 2024, attributable to Level 3 investments still held as of June 30, 2024 was $(7,318,171) and $(10,635,896), respectively. The net change in unrealized gain (loss) on investments included on the Consolidated Statements of Operations for the three and six months ended June 30, 2023, attributable to Level 3 investments still held as of June 30, 2023 was $1,911,331 and $1,205,733, respectively.

Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period which the reclassifications occur. There were no transfers among Levels 1, 2 and 3 for the three and six months ended June 30, 2024 and 2023.

Purchases (including accretion, amortization, PIK interest) for the three and six months ended June 30, 2024 amounted to $2,817,552 and $5,639,116, respectively. Purchases (including accretion, amortization, PIK interest) for the three and six months ended June 30, 2023 amounted to $25,804,145 and $52,737,311, respectively.

For the six months ended June 30, 2024, the Company did not invest in any new portfolio companies and invested $2,134,380 in three existing portfolio companies as reflected in the Consolidated Schedule of Investments. For the six months ended June 30, 2023, the Company invested (net of original issue discount) $36,859,780 in four new portfolio companies and $14,457,121 in seven existing portfolio companies as reflected in the Consolidated Schedule of Investments.

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

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)
(Unaudited)

Note 4. Fair Value Measurements (continued)

The table below summarizes the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy as of June 30, 2024.

						Range
	Fair Value	Valuation Technique	Unobservable Input	Weighted Average Mean		Minimum		Maximum
Assets:
First Lien Senior Secured Loan	$225,807,023	Discounted Cash Flow	Market Yields	15.6%		7.9%		30.0%
			EBITDA Multiple	9.73	x	3.00	x	35.50	x
First Lien Senior Secured Loan	11,608,852	Discounted Cash Flow	Market Yields	19.3%		17.0%		27.0%
			Revenue Multiple	0.50	x	0.45	x	0.55	x
First Lien Senior Secured Loan	6,427,011	Enterprise Value Method	Revenue Multiple	1.10	x	0.36	x	2.60	x
First Lien Senior Secured Loan	21,059,463	Enterprise Value Method	EBITDA Multiple	8.34	x	5.00	x	11.79	x
First Lien Senior Secured Loan	2,085,356	Other	N/A	N/A		N/A		N/A
Second Lien Senior Secured Loan	6,073,644	Discounted Cash Flow	Market Yields	16.5%		15.3%		17.7%
			EBITDA Multiple	7.50	x	7.00	x	8.00	x
Senior Unsecured Note	3,427,073	Enterprise Value Method	EBITDA Multiple	10.64	x	9.50	x	11.79	x
Preferred Equity Securities	30,289	Discounted Cash Flow	Market Yields	23.3%		23.3%		23.3%
			Revenue Multiple	0.45	x	0.35	x	0.55	x
Preferred Equity Securities	4,948,862	Enterprise Value Method	Gross Profit Multiple	2.66	x	2.23	x	3.08	x
			EBITDA Multiple	12.47	x	11.87	x	13.07	x
Preferred Equity Securities	172,143	Enterprise Value Method	Revenue Multiple	0.50	x	0.45	x	0.55	x
			EBITDA Multiple	6.50	x	6.25	x	6.75	x
Preferred Equity Securities	5,651,077	Enterprise Value Method	Revenue Multiple	2.08	x	0.35	x	2.60	x
Preferred Equity Securities	29,677,831	Enterprise Value Method	EBITDA Multiple	7.50	x	3.00	x	13.75	x
Warrants and Other Equity Securities	5,255,144	Enterprise Value Method	EBITDA Multiple	7.59	x	3.00	x	35.50	x
Warrants and Other Equity Securities	730,275	Other	N/A	N/A		N/A		N/A
Fund Investments	2,818,111	Other	N/A	N/A		N/A		N/A
Total Level 3 Assets	$325,772,154

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

An affiliated company is a company in which the Company has an ownership interest of 5% or more of its voting securities. A controlled affiliate company is a company in which the Company and its affiliated funds have an ownership interest of more than 25% of its voting securities. Please see the Company’s Consolidated Schedule of Investments for the type of investment, principal amount, interest rate including the spread, and the maturity date. For the three and six months ended June 30, 2024 and for the year ended December 31, 2023, the Advisor’s managed funds had an ownership interest of 25% or more in  four and two companies’ voting securities, respectively.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)
(Unaudited)

Note 5. Transactions with Affiliated Companies (continued)
Transactions related to the Company’s investments with controlled affiliates for the six months ended June 30, 2024 and for the year ended December 31, 2023, were as follows:

The six months ended June 30, 2024	Equity Ownership Held by the Company	Equity Ownership Held by Star Mountain Affiliate Funds
Issuer:
Arrow Home Health LLC	2.5%	72.1%
Caregility Corporation	7.9%	37.4%
Lasalle Staffing, LLC	5.8%	21.9%
Microf, LLC	0.0%	83.7%
Uncle John's Pride, LLC	5.6%	18.8%
USBid Inc.	13.5%	57.7%
Watt Acquisition, LLC	5.6%	17.4%

The year ended December 31, 2023	Equity Ownership Held by the Company	Equity Ownership Held by Star Mountain Affiliate Funds
Issuer:
Arrow Home Health LLC	2.2%	55.5%
Caregility Corporation	7.9%	37.4%

Note 6. Transactions with Related Parties

Star Mountain Lower Middle-Market (Offshore) Ltd. (the “Feeder Fund”) was formed as a Cayman Islands exempted company and commenced operations on August 17, 2021. The Feeder Fund has been formed to invest all or substantially all of its investable assets in the common stock of the Company. As of June 30, 2024 and December 31, 2023, the Feeder Fund had $26,238,800 and $17,313,800 in capital committed to the Company, respectively, and an ownership percentage in the Company of 10.95% and 7.93%, respectively. As of June 30, 2024 and December 31, 2023, the Feeder Fund had $0 and $110,891 of contributions payable to the Company.

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

Management fees for the three and six months ended June 30, 2024 were $1,076,579 and $2,228,646, respectively. For the three and six months ended June 30, 2024, the Advisor elected to voluntarily waive $0 and $0, respectively, of such management fees. Management fees for the three and six months ended June 30, 2023 were $1,430,863 and $2,813,426, respectively. For the three and six months ended June 30, 2023, the Advisor elected to voluntarily waive $354,760 and $552,269, respectively, of such management fees. The management fees waived are not recoupable by the Advisor. There is no guarantee that the Advisor will waive management fees in the future, and the Advisor may discontinue or modify any such waivers in the future at its discretion. As of June 30, 2024 and December 31, 2023, $1,228,646 and $1,121,412 of management fees remained payable, respectively.

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

Incentive fees for the three and six months ended June 30, 2024 were $1,118,488 and $2,344,006, respectively. For the three and six months ended June 30, 2024 the Advisor elected to voluntarily waive $0 and $0 of such incentive fees, respectively. Incentive fees for the three and six months ended June 30, 2023 were $1,398,432 and $2,462,958, respectively. For the three and six months ended June 30, 2023 the Advisor elected to voluntarily waive $315,000 and $1,034,565 of such incentive fees, respectively. The incentive fees waived for the period ended June 30, 2023 are not recoupable and there is no guarantee that the Advisor will waive incentive fees in the future. The Advisor may discontinue or modify any such waivers in the future at its discretion. As of June 30, 2024 and December 31, 2023, $2,344,006 and $3,961,476, respectively, of incentive fees remained payable as shown in the Consolidated Statements of Assets and Liabilities.

Administration Fees

The Company has entered into the Administration Agreement with the Advisor, under which the Company reimburses the Administrator for its allocable portion of overhead and other expenses, including the costs of furnishing the Company with office facilities and equipment and providing clerical, bookkeeping, record-keeping and other administrative services at such facilities, and the Company’s allocable portion of the cost of the chief financial officer and chief compliance officer and their respective staffs. To the extent that the Administrator outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis, without incremental profit, to the Administrator. For the three and six months ended June 30, 2024, the Company incurred reimbursement expenses of $84,503 and $125,809, respectively, included under General and Administrative fees on the Consolidated Statements of Operations. For the three and six months ended June 30, 2023, the Company incurred reimbursement expenses of $67,674 and $112,402, respectively, included under General and Administrative fees on the Consolidated Statements of Operations. As of June 30, 2024 and December 31, 2023, $120,844 and $79,070, respectively, of reimbursement expense was payable as shown in the Consolidated Statements of Assets and Liabilities as reimbursement expense payable.

The Administrator has entered into a sub-administration agreement with SS&C Technologies, Inc. (the “Sub-Administrator”), under which the Sub-Administrator provides various accounting and administrative services to the Company. Administrative services may include maintenance of the Company’s books and records, processing of investor transactions, and calculation of the NAV. For the three and six months ended June 30, 2024, the Company incurred expenses for services provided by the Sub-Administrator of $186,606 and $354,042, respectively, which is included in professional fees on the Consolidated Statements of Operations. For the three and six months ended June 30, 2023, the Company incurred expenses for services provided by the Sub-Administrator of $153,317 and $282,977, respectively, which is included in professional fees on the Consolidated Statements of Operations. As of June 30, 2024 and December 31, 2023, there were $0 and $0 respectively, payable, for expenses incurred for services provided by the Sub-Administrator.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)
(Unaudited)

Note 6. Transactions with Related Parties (continued)

Directors’ Fees

The Company incurs certain fees and expenses paid to the Company’s independent directors (including expenses and costs related to meetings of the independent directors); for the three and six months ended June 30, 2024, directors’ expenses are $23,620 and $47,240, respectively, as shown on the Consolidated Statements of Operations. For the three and six months ended June 30, 2023, directors’ expenses are $20,274 and $40,000, respectively, as shown on the Consolidated Statements of Operations. As of June 30, 2024 and December 31, 2023, $23,490 and $23,750 of directors’ expenses remained payable, respectively, which are included in professional fees payable as shown on the Consolidated Statements of Assets and Liabilities.

Note 7. Borrowings

On July 2, 2021, the Company entered into a Loan and Servicing Agreement (the “Loan Agreement”) with Sterling National Bank (“SNB”), which provides for a $55 million senior secured revolving credit facility (“Secured Credit Facility”). In February 2022, SNB was subsequently acquired by Webster Bank (“Webster”), which took over the relationship with the Company. On January 12, 2022, the Company entered into a second amendment to the Secured Credit Facility to upsize the Secured Credit Facility to $80 million. On May 6, 2022, the Company entered into an amendment to the Secured Credit Facility to upsize the Secured Credit Facility to $125 million. On September 16, 2022, the Company entered into an amendment to the Secured Credit Facility to upsize the Secured Credit Facility to $200 million. On May 9, 2024, the Company entered into an amendment to the Secured Credit Facility to reassign commitment amounts and negotiate Secured Credit Facility fees.

In May 2024, the Company extended its $200,000,000 Secured Credit Facility with Webster, the Administrative Agent, to June 30, 2028. The Secured Credit Facility carries an interest rate of 3M SOFR plus 2.9%.

As of June 30, 2024 and December 31, 2023, the Secured Credit Facility commitment amounts were as follows:

	As of June 30, 2024	As of December 31, 2023
Secured Credit Facility Lender	Commitment	Commitment
Webster Bank	$67,500,000	$67,500,000
Blue Ridge Bank	-	25,000,000
Dime Community Bank	25,000,000	-
First Foundation Bank	20,000,000	20,000,000
Mitsubishi HC Capital America, Inc.	20,000,000	20,000,000
Woodforest National Bank	20,000,000	20,000,000
Forbright Bank	-	17,500,000
Peapack-Gladstone Bank	17,000,000	15,000,000
Hanmai Bank	15,500,000	-
Apple Bank	15,000,000	15,000,000
Total Commitment	$200,000,000	$200,000,000

Borrowings can be increased to a maximum of $350 million in accordance with the Secured Credit Facility accordion feature terms and conditions and are limited by various advance rates and concentration limits.

As of June 30, 2024 and December 31, 2023, the total fair value of the borrowings outstanding under the Secured Credit Facility was $133,500,000 and $176,500,000, respectively. The fair value of the borrowings outstanding under the Secured Credit Facility and the Revolving Credit Line are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.

Inclusive of syndication, agency, and administrative fees paid to Webster, the total annualized cost of capital is estimated to be 8.0%. The Company will also pay a non-utilization fee on the average daily unused amount of the aggregate commitments until the commitment termination date (as defined in the Loan Agreement). As of June 30, 2024, the total commitments under the Secured Credit Facility were $200 million. Proceeds from borrowings under the Secured Credit Facility may be used to finance certain investments, fulfill payment obligations under the Secured Credit Facility, make distributions/payments permitted by the Loan Agreement. All amounts outstanding under the Secured Credit Facility must be repaid by the fourth anniversary of the initial closing of the Secured Credit Facility. The Company’s obligations to the lenders under the Secured Credit Facility are secured by a first priority security interest in substantially all of the Company’s assets, subject to certain exclusions.

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

The components of the Company’s interest expense and other debt financing expenses, average outstanding balances and average stated interest rates (i.e. the rate in effect plus spread) were as follows:

	For the three months ended June 30,
	2024	2023
Interest expense - Secured Credit Facility	$2,954,331	$2,801,088
Interest expense - Revolving Credit Line	-	15,270
Unused commitment fees	71,160	82,968
Amortization of deferred financing costs	144,398	171,219
Utilization fees	193,421	236,110
Total interest and other debt financing fees	$3,363,310	$3,306,655
Average debt outstanding	$143,697,802	$144,214,286
Average stated interest rate	8.25%	7.83%

	For the six months ended June 30,
	2024	2023
Interest expense - Secured Credit Facility	$6,242,500	$5,283,348
Interest expense - Revolving Credit Line	-	38,624
Unused commitment fees	118,847	193,907
Amortization of deferred financing costs	284,919	343,483
Utilization fees	458,235	594,809
Total interest and other debt financing fees	$7,104,501	$6,454,171
Average debt outstanding	$152,983,516	$141,306,630
Average stated interest rate	8.18%	7.59%

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

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)
(Unaudited)

Note 8. Income Taxes (continued)

The following table sets forth the tax cost basis and the estimated aggregate gross unrealized appreciation and depreciation from investments for federal income tax purposes as of and for the period ended June 30, 2024 and December 31, 2023:

	As of June 30, 2024	As of December 31, 2023
Tax Cost of Investment	$337,496,226	$378,551,985

	As of June 30, 2024	As of December 31, 2023
Unrealized appreciation	$21,532,714	$20,541,825
Unrealized depreciation	(33,256,786)	(22,100,838)
Net unrealized appreciation/(depreciation) from investments	$(11,724,072)	$(1,559,013)

Note 9. Stock Issuances

As of June 30, 2024 and December 31, 2023, the total number of shares of all classes of capital stock that the Company has the authority to issue was 200,000,000 shares of Common Stock, par value $0.001 per share.

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

For the six months ended June 30, 2024, the Company entered into subscription agreements (collectively, the “Subscription Agreements”) with new investors, providing for the private placement of common shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase common shares up to the amount of their respective capital commitments on an as-needed basis with a minimum of 8 business days’ prior notice. As of June 30, 2024 and December 31, 2023, the Company had received capital commitments totaling $239,702,762 and $218,337,762, respectively.

As of June 30, 2024, net contributions of $224,346,575 had been made by Stockholders and $15,356,187 remained available to be drawn by the Company.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)
(Unaudited)

Note 9. Stock Issuances (continued)
The following tables summarize the issuance of shares for the six months ended June 30, 2024 and 2023:

Date	Price per share	Shares Issued	Proceeds
For the six months ended June 30, 2024:
April 8, 2024	$24.96	250,250	$6,246,250
June 11, 2024	24.79	562,949	13,955,500
		813,199	$20,201,750

Stock issued in connection with dividend reinvestment plan
January 31, 2024	$24.98	120,133	$3,000,821
May 16, 2024	24.95	113,756	2,838,215
		233,889	$5,839,036
Total		1,047,088	$26,040,786

Date	Price per share	Shares Issued	Proceeds
For the six months ended June 30, 2023:
March 21, 2023	$25.31	803,600	$20,339,128
May 15, 2023	25.30	343,695	8,695,500
		1,147,295	$29,034,628

Stock issued in connection with dividend reinvestment plan
January 26, 2023	$25.34	86,086	$2,181,430
May 5, 2023	25.38	98,060	2,488,754
		184,146	$4,670,184
Total		1,331,441	$33,704,812

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

The following tables summarize the repurchase of shares for the six months ended June 30, 2024 and 2023.

Quarter Ended	Purchase Price	Shares Repurchased	Amount Paid in Cash
Stock repurchased in connection with tender offer
March 29, 2024	$25.10	192,187.05	$4,823,944
June 28, 2024	24.38	190,664.58	4,648,553
Total		382,851.63	$9,472,497

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)
(Unaudited)

Note 10. Discretionary Repurchase of Shares of Common Stock and Distributions (continued)

As of June 30, 2024, the Tender Offer conducted in quarter ending June 30, 2024, remains fully payable as shown on the Statements of Assets and Liabilities.

Quarter Ended	Purchase Price	Shares Repurchased	Amount Paid in Cash
Stock repurchased in connection with tender offer
December 31, 2022*	$25.21	108,930.54	$2,746,138
March 31, 2023	25.80	164,813.65	4,252,193
June 30, 2023	26.06	180,211.21	4,696,329
Total		453,955.40	$11,694,660

*
On December 15, 2022 the Company commenced a tender offer for repurchase of common shares. The tender offer expired on January 16, 2023 and the shares of common stock repurchased in connection with the tender offer were recorded and paid out as capital activity for 2023.

The following table summarizes the settlement of distributions declared and recorded as of December 31, 2023 and April 3, 2024, respectively, and the subsequent payment and issuance of those distributions for the six months ended June 30, 2024:

Date Declared	Record Date	Payment/Issuance Date	Amount Per Share	Amount Paid in Cash	Amount Settled via Newly Issued Shares	Total
For the six months ended June 30, 2024
December 31, 2023	December 31, 2023	January 31, 2024	$0.79	$2,961,399	$3,000,821	$5,962,220
April 3, 2024	April 3, 2024	May 16, 2024	0.75	3,061,044	2,838,215	5,899,259
Total			$1.54	$6,022,443	$5,839,036	$11,861,479

The following table summarizes the settlement of distributions declared and recorded as of December 31, 2022 and April 3, 2023, respectively, and the subsequent payment and issuance of those distributions for the six months ended June 30, 2023:

Date Declared	Record Date	Payment/Issuance Date	Amount Per Share	Amount Paid in Cash	Amount Settled via Newly Issued Shares	Total
For the six months ended June 30, 2023:
December 31, 2022	December 31, 2022	January 26, 2023	$0.66	$2,169,650	$2,181,430	$4,351,080
April 3, 2023	April 3, 2023	May 5, 2023	0.69	2,485,103	2,488,754	4,973,857
Total			$1.35	$4,654,753	$4,670,184	$9,324,937

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)
(Unaudited)

Note 11. Commitments, Contingencies, and Risks

Commitments: As of June 30, 2024 and December 31, 2023, the Company had $6,835,404 and $15,600,970 in outstanding commitments to direct investments and $1,101,695 and $1,101,625 in outstanding commitments to fund investments, respectively.

June 30, 2024	Outstanding Commitments
Direct Investments
Consolidated Machine & Tool Holdings, LLC	$112,715
The Range NYC, LLC (dba Five Iron Golf)	6,722,689
Total Direct Investments	$6,835,404

Fund Investments
Madryn Select Opportunities, LP	$1,101,695
Total Fund Investments	$1,101,695

Total	$7,937,099

December 31, 2023	Outstanding Commitments
Direct Investments
Consolidated Machine & Tool Holdings, LLC	$267,525
PPC Event Services, Inc.	2,391,846
TCP Acquisition, LLC	5,595,960
The Range NYC, LLC (dba Five Iron Golf)	6,722,689
YTC Holdings, Inc. (dba Yorktel)	622,950
Total Direct Investments	$15,600,970

Fund Investments
Madryn Select Opportunities, LP	$1,101,625
Total Fund Investments	$1,101,625

Total	$16,702,595

Management believes that the Company’s available cash balances provide sufficient funds to cover its unfunded commitments as of June 30, 2024 and December 31, 2023.

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

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)
(Unaudited)

Note 12. Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2024 and 2023:

	For the six months ended June 30,
	2024	2023
Per share data:
Net asset value at beginning of period	$24.78	$25.21
Net investment income (loss) (1)	1.39	1.44
Net realized and unrealized gain (loss) (1)	(1.09)	0.18
Net increase (decrease) in net assets resulting from operations (1)	0.30	1.62
Stockholder distributions (2)	(0.75)	(0.67)
Dividend reinvestment plan distributions (2)	(0.76)	(0.68)
Other (3)	0.81	0.58
Net asset value at end of period	$24.38	$26.06
Net assets at end of period	$203,617,028	$194,654,084
Shares outstanding at end of period	8,351,719	7,470,032
Total return (4)	4.57%	8.95%
Ratio/Supplemental data:
Ratio of expenses to average net assets before incentive fees and waivers(5)	11.00%	11.78%
Ratio of expenses to average net assets after incentive fees and before waivers(5)	12.20%	13.17%
Ratio of expenses to average net assets after incentive fees and waivers (5)	12.20%	12.28%
Ratio of net investment income (loss) to average net assets before incentive fees and waivers(5)	13.70%	12.50%
Ratio of net investment income (loss) to average net assets after incentive fees and before waivers(5)	12.50%	11.11%
Ratio of net investment income (loss) to average net assets after incentive fees and waivers(5)	12.50%	12.00%
Portfolio turnover (6)	0.03%	2.23%

(1)	The per share data was derived by using the weighted average shares outstanding during the period presented.
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

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)
(Unaudited)

13. Subsequent Events

The Company has evaluated subsequent events through August 14, 2024, the date on which the consolidated financial statements were issued.

On July 11, 2024, the Company issued a capital call of $17,783,465.

On July 11, 2024, the Company declared a dividend of $0.63 per share to stockholders of record as of July 11, 2024.

On August 19, 2024, the Company intends to pay a total distribution of $5,261,583, of which $2,671,827 will be paid in cash and $2,589,756 in the form of shares.

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

•	inflation could adversely affect the business, results of operations and financial condition of the Company’s portfolio companies;

•	the Company’s business prospects and the prospects of the Company’s prospective portfolio companies;

•	the impact of increased competition;

•	the Company’s contractual arrangements and relationships with third parties;

•	the dependence of the Company’s future success on the general economy and its impact on the industries in which the Company invests;

•	the ability of the Company’s prospective portfolio companies to achieve their objectives;

•	the relative and absolute performance of the Advisor;

•	the ability of the Advisor and its affiliates to retain talented professionals;

•	the Company’s expected financings and investments;

•	the Company’s ability to pay dividends or make distributions;

•	the adequacy of the Company’s cash resources;

•	risks associated with possible disruptions in the Company’s operations or the economy generally due to war, terrorism or other disruptive geopolitical events domestically and/or globally;

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

Board Approval of the Investment Advisory Agreement and Amended and Restated Investment Advisory Agreement:

The Investment Advisory Agreement was initially approved by the Board at a meeting of the Board called, in part, for such purpose, on February 24, 2021. On June 14, 2023, the Company and the Advisor entered into an Amended and Restated Investment Advisory Agreement pursuant to which the Management Fee (as defined in the Investment Advisory Agreement) was reduced from 1.75% to 1.25% per annum of the average of the Company’s total gross assets (excluding cash or cash equivalents but including assets purchased with borrowed amounts). The Income Incentive Fee (as defined in the Investment Advisory Agreement) was reduced from 20.0% to 17.5% of the Company’s Pre-Incentive Fee Net Investment Income (as defined in the Investment Advisory Agreement). The Capital Gains Incentive Fee (as defined in the Investment Advisory Agreement) was reduced from 20.0% to 17.5% of cumulative realized capital gains. The Advisor indicated to the Board of Directors of the Company that this change was proposed to better position the Company to capitalize on the current market dynamics which it believes are compelling for its market strategy, and that there would be no reduction in services provided to the Company in connection with the fee reduction. No other material changes were made to the Investment Advisory Agreement. The Board, including a majority of the directors that are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act, approved the renewal of the Amended and Restated Investment Advisory Agreement on November 8, 2023.

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

Portfolio and Investment Activity:

For the six months ended June 30, 2024, the Company did not invest in any new portfolio companies and invested $2,134,380 in three existing portfolio companies as reflected in the Consolidated Schedule of Investments. For the six months ended June 30, 2023, the Company invested (net of original issue discount) $36,859,780 in four new portfolio companies and $14,457,121 in seven existing portfolio companies as reflected in the Consolidated Schedule of Investments.

The Company had $22,689,371 and $45,509,474, respectively, in principal repayments for the three and six months ended June 30, 2024, of which $46,038,238 was received in cash as of June 30, 2024 (with the remaining balance as the change in receivable from December 31, 2023). The Company had $1,993,259 and $3,745,486, respectively in principal repayments for the three and six months ended June 30, 2023, of which $3,471,989 was received in cash as of June 30, 2023 (with the remaining balance as the change in receivable from December 31, 2022).

As of June 30, 2024 and December 31, 2023, the Company’s investments consisted of the following:

	June 30, 2024		December 31, 2023
Fair Value:
First Lien Senior Secured Loan	$266,987,705	81.90%	$319,229,009	84.70%
Second Lien Senior Secured Loan	6,073,644	1.90	6,059,372	1.60
Senior Unsecured Notes	3,427,073	1.10	1,384,446	0.40
Preferred Equity Securities	40,480,202	12.40	41,804,395	11.10
Warrants and Other Equity Securities	5,985,419	1.80	5,706,423	1.50
Fund Investments	2,818,111	0.90	2,809,327	0.70
Total	$325,772,154	100.00%	$376,992,972	100.00%

The table below describes investments by industry composition based on fair value as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
Fair Value:
Aerospace & Defense	$7,573,911	2.40%	$7,394,163	2.00%
Chemicals	14,859,213	4.60	14,538,407	3.90
Commercial Services & Supplies	3,941,053	1.20	11,282,346	2.90
Construction & Engineering	57,808,714	17.70	55,540,524	14.70
Consumer Finance	3,427,073	1.10	3,617,879	1.00
Distributors	13,669,895	4.20	13,807,774	3.70
Diversified Consumer Services	128,580	0.00	15,182,176	4.00
Diversified Financials	2,818,111	0.90	2,809,327	0.70
Diversified Telecommunication Services	30,546,514	9.40	30,834,843	8.20
Electrical Equipment	6,532,447	2.00	8,320,050	2.20
Entertainment	14,695,786	4.50	18,478,875	4.90
Food Products	11,486,556	3.50	11,682,654	3.10
Healthcare Providers & Services	42,446,192	13.00	43,324,687	11.50
Hotels, Restaurants & Leisure	4,926,394	1.50	4,909,528	1.30
Household Durables	2,085,356	0.60	2,341,518	0.60
Household Products	4,677,924	1.40	4,465,076	1.20
IT Services	12,959,903	4.00	18,406,891	4.90
Leisure Products	1,875,913	0.60	3,852,760	1.00
Machinery	4,310,613	1.30	4,687,302	1.20
Media	25,419,757	7.80	25,870,278	6.90
Personal Products	4,509,303	1.40	4,457,979	1.20
Professional Services	36,759,234	11.30	36,611,515	9.70
Software	817,738	0.30	7,590,857	2.00
Specialty Retail	5,920,915	1.80	6,367,578	1.70
Trading Companies & Distributors	1,032,188	0.30	10,144,017	2.70
Transportation Infrastructure	10,542,871	3.20	10,473,968	2.80
Total	$325,772,154	100.00%	$376,992,972	100.00%

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

The following table shows the distribution of the Company’s investments on the 1 to 5 investment performance risk rating scale as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments	Investments at Fair Value	Percentage of Total Investments
1	$53,375,515	16.40%	$25,158,510	6.70%
2	171,378,061	52.60	255,233,299	67.70
3	50,869,308	15.60	41,858,365	11.10
4	46,333,426	14.20	52,401,280	13.90
5	3,815,844	1.20	2,341,518	0.60
Total	$325,772,154	100.00%	$376,992,972	100.00%

Results of Operations:

The following tables represent the operating results for the three and six months ended June 30, 2024 and 2023:

	For the three months ended June 30,
	2024	2023
Total investment income	$11,559,332	$11,250,899
Total expenses	6,303,934	6,748,823
Net investment income before fee waivers	5,255,398	4,502,076
Management fee waiver	-	354,760
Incentive fee waiver	-	315,000
Net investment income after fee waivers	5,255,398	5,171,836
Net realized gain (loss) on investments	2,034,517	45,283
Net change in unrealized gain (loss) on investments	(7,318,171)	1,911,331
Net increase (decrease) in net assets resulting from operations	$(28,256)	$7,128,450

	For the six months ended June 30,
	2024	2023
Total investment income	$24,016,118	$21,424,129
Total expenses	13,038,221	12,860,963
Net investment income before fee waivers	10,977,897	8,563,166
Management fee waiver	-	552,269
Incentive fee waiver	-	1,034,565
Net investment income after fee waivers	10,977,897	10,150,000
Net realized gain (loss) on investments	2,034,517	45,283
Net change in unrealized gain (loss) on investments	(10,635,896)	1,205,733
Net increase (decrease) in net assets resulting from operations	$2,376,518	$11,401,016

Investment Income:

The composition of the Company’s investment income was as follows for the three and six months ended June 30, 2024 and 2023:

	For the three months ended June 30,
	2024	2023
Non-controlled/non-affiliate investment income
Interest income	$9,369,453	$10,157,119
PIK interest income	1,000,515	796,506
Dividend income	328,497	243,416
Other income	35,816	24,291
Controlled/affiliate investment income
Interest income	732,350	29,567
PIK interest income	92,701	-
Total investment income	$11,559,332	$11,250,899

	For the six months ended June 30,
	2024	2023
Non-controlled/non-affiliate investment income
Interest income	$20,110,443	$19,874,441
PIK interest income	2,425,954	1,016,689
Dividend income	328,497	362,109
Other income	173,344	65,011
Controlled/affiliate investment income
Interest income	840,076	58,068
PIK interest income	137,804	-
Dividend income	-	47,811
Total investment income	$24,016,118	$21,424,129

Operating Expenses:

The composition of the Company’s operating expenses was as follows for the three and six months ended June 30, 2024 and 2023:

	For the three months ended June 30,
	2024	2023

Interest and other financing fees	$3,363,310	$3,306,655
Incentive fees (Note 6)	1,118,488	1,398,432
Management fees (Note 6)	1,076,579	1,430,863
Professional fees	424,727	389,327
General and administrative fees	183,021	133,518
Legal expenses	114,189	69,754
Director expenses	23,620	20,274
Expenses	6,303,934	6,748,823
Management fee waiver	-	(354,760)
Incentive fee waiver	-	(315,000)
Total Expenses	$6,303,934	$6,079,063

	For the six months ended June 30,
	2024	2023
Interest and other financing fees	$7,104,501	$6,454,171
Incentive fees (Note 6)	2,344,006	2,462,958
Management fees (Note 6)	2,228,646	2,813,426
Professional fees	805,079	708,627
General and administrative fees	313,042	242,161
Legal expenses	195,707	139,620
Director expenses	47,240	40,000
Expenses	13,038,221	12,860,963
Management fee waiver	-	(552,269)
Incentive fee waiver	-	(1,034,565)
Total Expenses	$13,038,221	$11,274,129

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

To qualify as a RIC under Subchapter M of the Code, the Company must, among other things, meet certain source-of-income and asset diversification requirements.  In addition, to qualify for RIC tax treatment, the Company must distribute to its Stockholders, for each taxable year, at least 90.0% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses.  In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98.0% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one year period ending October 31 in that calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years.  The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4.0% nondeductible U.S. federal excise tax on this income. For the six months ended June 30, 2024 and for the year ended December 31, 2023, the Company did not record a net expense on the Consolidated Statements of Operations for U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”).  ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements.  ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year.  It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense.  The Company did not record any uncertain income tax positions for the six months ended June 30, 2024 and the year ended December 31, 2023 on the Consolidated Statements of Assets and Liabilities.

Net Increase (Decrease) in Net Assets Resulting from Operations:

For the three and six months ended June 30, 2024, the net increase (decrease) in net assets resulting from operations was $(28,256) and $2,376,518, respectively. Based on the weighted average shares of Common Stock outstanding for the three and six months ended June 30, 2024, the Company’s per share net increase (decrease) in net assets resulting from operations was $0.0 and $0.3 , respectively.

For the three and six months ended June 30, 2023, the net increase (decrease) in net assets resulting from operations was $7,128,450 and $11,401,016. Based on the weighted average shares of Common Stock outstanding for the three and six months ended June 30, 2023, the Company’s per share net increase (decrease) in net assets resulting from operations was $0.96 and $1.62, respectively.

Financial Condition, Liquidity and Capital Resources:

The Company will generate cash primarily from the net proceeds generated from private offerings, and from cash flows from fees, interest and dividends earned from investments and principal repayments, proceeds from sales of investments and borrowings under the Company’s Secured Credit Facility. The Company’s primary use of funds will be direct credit and equity investments in SMBs, payments of expenses and distributions to holders of the Company’s Common Stock and, to a lesser extent, the Company may invest in limited partnership interests of funds focused on making investments in SMBs. As of June 30, 2024 and December 31, 2023, the Company had approximately $15.6 million and $5.0 million, respectively, in cash on deposit with financial institutions and $133.5 million and $176.5 million, respectively, in debt outstanding.

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

Capital Contributions:

For the three and six months ended June 30, 2024 and for the year ended December 31, 2023, the Company entered into subscription agreements (collectively, the “Subscription Agreements”) with new investors, providing for the private placement of common shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase common shares up to the amount of their respective capital commitments on an as-needed basis with a minimum of 8 business days’ prior notice. As of June 30, 2024 and December 31, 2023, the Company had received capital commitments totaling $239.7 million and $218.3 million, respectively.

The following tables summarize the issuance of shares for the three and six months ended June 30, 2024 and 2023:

Date	Price per share	Shares Issued	Proceeds
For the six months ended June 30, 2024:
April 8, 2024	$24.96	250,250	$6,246,250
June 11, 2024	24.79	562,949	13,955,500
		813,199	$20,201,750

Stock issued in connection with dividend reinvestment plan
January 31, 2024	$24.98	120,133	$3,000,821
May 16, 2024	24.95	113,756	2,838,215
		233,889	$5,839,036
Total		1,047,088	$26,040,786

Date	Price per share	Shares Issued	Proceeds
For the six months ended June 30, 2023:
March 21, 2023	$25.31	803,600	$20,339,128
May 15, 2023	25.30	343,695	8,695,500
		1,147,295	$29,034,628

Stock issued in connection with dividend reinvestment plan
January 26, 2023	$25.34	86,086	$2,181,430
May 5, 2023	25.38	98,060	2,488,754
		184,146	$4,670,184
Total		1,331,441	$33,704,812

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

The following table summarizes the settlement of distributions declared and recorded as of the six months ended June 30, 2024 and the subsequent payment and issuance of those distributions for the six months ended June 30, 2024:

Date Declared	Record Date	Payment/Issuance Date	Amount Per Share	Amount Paid in Cash	Amount Settled via Newly Issued Shares	Total
For the six months ended June 30, 2024
December 31, 2023	December 31, 2023	January 31, 2024	$0.79	$2,961,399	$3,000,821	$5,962,220
April 3, 2024	April 3, 2024	May 16, 2024	0.75	3,061,044	2,838,215	5,899,259
Total			$1.54	$6,022,443	$5,839,036	$11,861,479

The following table summarizes the settlement of distributions declared and recorded as of June 30, 2023, respectively, and the subsequent payment and issuance of those distributions for the six months ended June 30, 2023:

Date Declared	Record Date	Payment/Issuance Date	Amount Per Share	Amount Paid in Cash	Amount Settled via Newly Issued Shares	Total
For the six months ended June 30, 2023:
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

On July 2, 2021, the Company entered into a Loan and Servicing Agreement (the “Loan Agreement”) with Sterling National Bank (“SNB”), which provides for a $55 million senior secured revolving credit facility (“Secured Credit Facility”). In February 2022, SNB was subsequently acquired by Webster Bank (“Webster”), which took over the relationship with the Company. On January 12, 2022, the Company entered into a second amendment to the Secured Credit Facility to upsize the Secured Credit Facility to $80 million. On May 6, 2022, the Company entered into an amendment to the Secured Credit Facility to upsize the Secured Credit Facility to $125 million. On September 16, 2022, the Company entered into an amendment to the Secured Credit Facility to upsize the Secured Credit Facility to $200 million. On May 9, 2024, the Company entered into an amendment to the Secured Credit Facility to reassign commitment amounts and negotiate Secured Credit Facility fees.

In May 2024, the Company extended its $200,000,000 Secured Credit Facility with Webster, the Administrative Agent, to June 30, 2028. The Secured Credit Facility carries an interest rate of 3M SOFR plus 2.9%.

As of June 30, 2024 and December 31, 2023, the Secured Credit Facility commitment amounts were as follows:

	As of June 30, 2024	As of December 31, 2023
Secured Credit Facility Lender	Commitment	Commitment
Webster Bank	$67,500,000	$67,500,000
Blue Ridge Bank	-	25,000,000
Dime Community Bank	25,000,000	-
First Foundation Bank	20,000,000	20,000,000
Mitsubishi HC Capital America, Inc.	20,000,000	20,000,000
Woodforest National Bank	20,000,000	20,000,000
Forbright Bank	-	17,500,000
Peapack-Gladstone Bank	17,000,000	15,000,000
Hanmai Bank	15,500,000	-
Apple Bank	15,000,000	15,000,000
Total Commitment	$200,000,000	$200,000,000

Borrowings can be increased to a maximum of $350 million in accordance with the Secured Credit Facility accordion feature terms and conditions and are limited by various advance rates and concentration limits.

As of June 30, 2024 and December 31, 2023, the total fair value of the borrowings outstanding under the Secured Credit Facility was $133,500,000  and $176,500,000, respectively.

Inclusive of syndication, agency, and administrative fees paid to Webster, the total annualized cost of capital is estimated to be 8.0%. The Company will also pay a non-utilization fee on the average daily unused amount of the aggregate commitments until the commitment termination date (as defined in the Loan Agreement). As of June 30, 2024, the total commitments under the Secured Credit Facility were $200 million. Proceeds from borrowings under the Secured Credit Facility may be used to finance certain investments, fulfill payment obligations under the Secured Credit Facility, make distributions/payments permitted by the Loan Agreement. All amounts outstanding under the Secured Credit Facility must be repaid by the fourth anniversary of the initial closing of the Secured Credit Facility. The Company’s obligations to the lenders under the Secured Credit Facility are secured by a first priority security interest in substantially all of the Company’s assets, subject to certain exclusions.

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

The fair value of the borrowings outstanding under the Secured Credit Facility and the Revolving Credit Line are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. Interest expense incurred for the three and six months ended June 30, 2024, totaled $2,954,331 and $6,242,500, respectively, which is included in interest and other financing fees on the Consolidated Statements of Operations. Interest expense incurred for the three and six months ended June 30, 2023, totaled $2,816,358 and $5,321,972, respectively, which is included in interest and other financing fees on the Statements of Operations. The unused commitment fees, amortization of deferred financing costs, and utilization fees for the three and six months ended June 30, 2024, amounted to $408,979 and $862,001, respectively, which is included in interest and other financing fees on the Consolidated Statements of Operations. The unused commitment fees, amortization of deferred financing costs, and utilization fees for the three and six months ended June 30, 2023, amounted to $490,297 and $1,132,199, respectively, which is included in interest and other financing fees on the Statements of Operations. The unused fees payable and interest expense payable as of June 30, 2024 and December 31, 2023, are included in the credit facility interest payable on the Consolidated Statements of Assets and Liabilities. The utilization fees payable as of June 30, 2024 and December 31, 2023, are included in other payables on the Consolidated Statements of Assets and Liabilities.

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

Assuming that the Consolidated Statements of Assets and Liabilities as of June 30, 2024, was to remain constant and that we took no actions to alter the Company’s existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change in Interest Rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in net investment income
Down 100 basis points	$(2,641,496)	$(1,335,000)	$(1,370,304)
Down 50 basis points	(1,331,831)	(667,500)	(696,236)
Down 25 basis points	(671,905)	(333,750)	(354,107)
Up 25 basis points	671,905	333,750	354,107
Up 50 basis points	1,343,809	667,500	708,214
Up 100 basis points	2,687,619	1,335,000	1,416,427
Up 200 basis points	5,375,237	2,670,000	2,832,854
Up 300 basis points	8,062,856	4,005,000	4,249,282

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

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2024. It should be noted that any system of controls, regardless of design and execution, can provide only reasonable assurance of achieving the desired control objectives.

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

There have been no material changes during the six months ended June 30, 2024 to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on April 1, 2024. If any of such changes or risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the value of our securities could decline, and you may lose all or part of your investment.

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

During the fiscal quarter ended June 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

10.1
Investment Advisory Agreement between Star Mountain Credit Opportunities Fund, LP and Star Mountain Fund Management, LLC (incorporated by reference to the Company’s Form 10 Registration Statement filed on May 7, 2021)

10.2
Amended and Restated Investment Advisory Agreement dated as of June 14, 2023 between Star Mountain Credit Opportunities Fund, LP and Star Mountain Fund Management, LLC (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 814-01399), filed on June 16, 2023)

10.3
Administration Agreement between Star Mountain Credit Opportunities Fund, LP and Star Mountain Fund Management LLC (incorporated by reference to the Company’s Form 10 Registration Statement filed on May 7, 2021)

10.4
Loan and Servicing Agreement, dated as of July 2, 2021, by and among Star Mountain Lower Middle-Market Capital Corp., as borrower, the lenders party thereto and Sterling National Bank, in its capacities as collateral agent and administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-56259), filed on July 15, 2021)

10.5
First Amendment to Revolving Credit Agreement, dated as of November 10, 2021, by and among the Company, as Borrower, and Sterling National Bank, as Administrative Agent and the Letter of Credit Issuer, and the Lenders party thereto (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 12, 2021)

10.6
Second Amendment to Revolving Credit Agreement, dated as of January 12, 2022, by and among the Company, as Borrower, and Sterling National Bank, as Administrative Agent and the Letter of Credit Issuer, and the Lenders party thereto (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on January 14, 2022)

10.7
Amendment to Loan and Servicing Agreement and Joinder Agreement, dated as of May 6, 2022, by and among the Company, as Borrower, and Webster Bank, N.A. (f/k/a Sterling National Bank), as Administrative Agent and the Letter of Credit Issuer, and the Lenders party thereto (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on May 12, 2022)

10.8^
Second Amendment to Loan and Servicing Agreement, dated as of September 16, 2022, by and among the Company, as Borrower, and Webster Bank, N.A. (f/k/a Sterling National Bank), as Collateral Agent, Administrative Agent, Swing Lender, and Sole Lead Arranger, and the Lenders party thereto (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on September 20, 2022)

10.9^
Fourth Amendment to Loan and Servicing Agreement, dated as of May 9, 2024, by and among the Company, as Borrower, and Webster Bank, N.A. (f/k/a Sterling National Bank), as Collateral Agent, Administrative Agent, Swing Lender, and Sole Lead Arranger, and the Lenders party thereto (incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 15, 2024)

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

Star Mountain Lower Middle-Market Capital Corp.

Date: August 14, 2024	By:	/s/ Brett A. Hickey
	Name:	Brett A. Hickey
	Title:	Chief Executive Officer and President

Date: August 14, 2024	By:	/s/ Christopher J. Gimbert
	Name:	Christopher J. Gimbert
	Title:	Chief Financial Officer