Form 10-Q
period 2024-09-30
Star Mountain Lower Middle-Market Capital Corp
filed 2024-11-14
CIK 1786835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 14, 2024, the registrant had 8,964,250 shares of common stock, $0.001 par value, outstanding.

Part I. Financial Information
Item 1.	Financial Statements.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Consolidated Statements of Assets and Liabilities

	September 30, 2024 (unaudited)	December 31, 2023
ASSETS
Non-controlled/non-affiliate investments at fair value (amortized cost of $312,115,246 and $370,712,305 as of September 30, 2024 and December 31, 2023, respectively)	$305,466,635	$367,622,559
Controlled/affiliate investments at fair value (amortized cost of $45,316,551 and $7,368,843 as of September 30, 2024 and December 31, 2023, respectively)	40,014,649	9,370,413
Cash	5,967,987	5,045,540
Interest receivable	4,371,467	3,291,794
Deferred financing cost	2,325,636	846,916
Paydown receivable	516,032	1,068,839
Prepaid expenses	40,215	-
Total assets	358,702,621	387,246,061

LIABILITIES

Credit facility payable	129,500,000	176,500,000
Redemptions payable	5,067,405	4,700,693
Credit facility interest payable	2,824,313	3,645,612
Incentive fees payable, net of fee waivers (Note 6)	2,025,070	3,961,476
Management fees payable, net of fee waivers (Note 6)	1,078,294	1,121,412
Professional fees payable	281,588	308,137
Other payables	220,086	368,999
Reimbursement expense payable	52,603	79,070
Legal fees payable	35,280	26,962
Distributions payable	16,412	6,073,111
Subscriptions received in advance	12,500	-
Total liabilities	141,113,551	196,785,472

Commitments and contingencies (Note 11)

Net assets	$217,589,070	$190,460,589

NET ASSETS
Common shares, $0.001 par value (200,000,000 shares authorized, 8,964,250 and 7,687,482 shares issued and outstanding as of September 30, 2024 and December 31, 2023 respectively)	$8,965	$7,688
Contribution receivable	-	(110,891)
Additional paid-in capital	222,773,191	191,646,036
Accumulated undistributed (overdistributed) earnings	(5,193,086)	(1,082,244)
Total net assets	$217,589,070	$190,460,589

Net asset value per share	$24.27	$24.78

See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Consolidated Statements of Operations
 (Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Non-controlled/non-affiliate investment income:
Interest income	$7,576,521	$11,157,418	$27,698,324	$31,031,859
PIK interest income	615,739	714,064	3,041,693	1,730,753
Dividend income	30,964	960,887	153,177	1,322,996
Other income	8,208	3,640	170,192	68,651
Controlled/affiliate investment income:
Interest income	1,069,033	94,531	1,909,109	152,599
PIK interest income	139,866	60,574	277,670	60,574
Dividend income	-	-	206,284	47,811
Total investment income:	9,440,331	12,991,114	33,456,449	34,415,243

Operating expenses:
Interest and other financing fees	3,106,779	3,732,162	10,211,280	10,186,333
Management fees (Note 6)	1,078,294	1,165,449	3,306,940	3,978,875
Incentive fees (Note 6)	801,653	1,415,068	3,145,659	3,878,026
Professional fees	384,728	404,968	1,189,807	1,113,595
General and administrative fees	130,727	115,602	443,769	357,763
Legal expenses	97,305	90,617	293,012	230,237
Director expenses	61,510	27,500	108,750	67,500
Total expenses before fee waivers	5,660,996	6,951,366	18,699,217	19,812,329
Management fee waiver (Note 6)	-	-	-	(552,269)
Incentive fee waiver (Note 6)	(1,120,588)	-	(1,120,588)	(1,034,565)
Total expenses after fee waivers	4,540,408	6,951,366	17,578,629	18,225,495
Net investment income	4,899,923	6,039,748	15,877,820	16,189,748

Net gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliate investments	-	-	2,034,517	45,283
Controlled/affiliate investments	-	-	-	-
Net realized gain (loss) on investments	-	-	2,034,517	45,283

Net change in unrealized gain (loss):
Non-controlled/non-affiliate investments	540,742	(4,058,345)	(3,558,865)	(2,644,420)
Controlled/affiliate investments	(767,183)	2,940,786	(7,303,472)	2,732,594
Net change in unrealized gain (loss) on investments	(226,441)	(1,117,559)	(10,862,337)	88,174

Net gain (loss)	(226,441)	(1,117,559)	(8,827,820)	133,457

Net increase (decrease) in net assets resulting from operations	$4,673,482	$4,922,189	$7,050,000	$16,323,205

Per common share data:
Net investment income per share - basic and diluted	$0.58	$0.79	$1.96	$2.24
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.55	$0.65	$0.87	$2.26
Weighted average shares outstanding - basic and diluted	8,507,138	7,600,742	8,099,067	7,239,429

See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Consolidated Statements of Changes in Net Assets
(Unaudited)

	Common Stock			Accumulated undistributed
For the three months ended September 30, 2023	Number of shares	Par value of shares	Additional paid- in capital	(overdistributed) earnings	Total net assets
Balance, June 30, 2023	7,470,032	$7,470	$185,972,460	$8,674,154	$194,654,084
Net investment income	-	-	-	6,039,748	6,039,748
Net change in unrealized gain (loss) on investments	-	-	-	(1,117,559)	(1,117,559)
Issuance of common shares	179,590	180	4,577,570	-	4,577,750
Purchases of shares in repurchase offer	(186,751)	(187)	(4,857,201)	-	(4,857,388)
Distributions declared to stockholders	-	-	-	(5,154,322)	(5,154,322)
Stock issued in connection with dividend reinvestment plan	100,593	101	2,571,067	-	2,571,168
Balance, September 30, 2023	7,563,464	$7,564	$188,263,896	$8,442,021	$196,713,481

For the three months ended September 30, 2024
Balance, June 30, 2024	8,351,719	$8,352	$208,213,661	$(4,604,985)	$203,617,028
Net investment income	-	-	-	4,899,923	4,899,923
Net change in unrealized gain (loss) on investments	-	-	-	(226,441)	(226,441)
Issuance of common shares	717,571	718	17,098,997	-	17,099,715
Purchase of shares in repurchase offer	(208,793)	(209)	(5,067,196)	-	(5,067,405)
Distributions declared to stockholders	-	-	-	(5,261,583)	(5,261,583)
Stock issued in connection with dividend reinvestment plan	103,753	104	2,527,729	-	2,527,833
Balance, September 30, 2024	8,964,250	$8,965	$222,773,191	$(5,193,086)	$217,589,070

	Common Stock			Accumulated undistributed
For the nine months ended September 30, 2023	Number of shares	Par value of shares	Additional paid- in capital	(overdistributed) earnings	Total net assets
Balance, December 31, 2022	6,592,546	$6,593	$163,963,185	$2,246,995	$166,216,773
Net investment income	-	-	-	16,189,748	16,189,748
Net realized gain (loss)	-	-	-	45,283	45,283
Net change in unrealized gain (loss) on investments	-	-	-	88,174	88,174
Issuance of common shares	1,326,885	1,327	33,611,052	-	33,612,379
Purchases of shares in repurchase offer	(640,706)	(641)	(16,551,408)	-	(16,552,049)
Distributions declared to stockholders	-	-	-	(10,128,179)	(10,128,179)
Stock issued in connection with dividend reinvestment plan	284,739	285	7,241,067	-	7,241,352
Balance, September 30, 2023	7,563,464	$7,564	$188,263,896	$8,442,021	$196,713,481

For the nine months ended September 30, 2024
Balance, December 31, 2023	7,687,482	$7,688	$191,535,145	$(1,082,244)	$190,460,589
Net investment income	-	-	-	15,877,820	15,877,820
Net realized gain (loss)	-	-	-	2,034,517	2,034,517
Net change in unrealized gain (loss) on investments	-	-	-	(10,862,337)	(10,862,337)
Issuance of common shares	1,530,770	1,531	37,299,934	-	37,301,465
Contribution receivable	-	-	110,891	-	110,891
Purchases of shares in repurchase offer	(591,644)	(592)	(14,539,310)	-	(14,539,902)
Distributions declared to stockholders	-	-	-	(11,160,842)	(11,160,842)
Stock issued in connection with dividend reinvestment plan	337,642	338	8,366,531	-	8,366,869
Balance, September 30, 2024	8,964,250	$8,965	$222,773,191	$(5,193,086)	$217,589,070

See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Consolidated Statements of Cash Flows
(Unaudited)

	For the nine months ended September 30,
	2024	2023
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$7,050,000	$16,323,205
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided (used in) operating activities:
Net realized (gain) loss on investments	(2,034,517)	(45,283)
Net change in unrealized (gain) loss on investments	10,862,337	(88,174)
Net accretion of discounts and amortization of premiums	(1,360,643)	(1,004,803)
Purchases of investments	(23,076,555)	(84,536,880)
Proceeds from sales of investments	2,749,081	2,679,712
Proceeds from principal payments	48,244,155	11,669,868
Amortization of deferred financing costs	437,281	485,547
Payment-in-kind interest income	(3,319,363)	(1,791,327)
Changes in operating assets and liabilities:
Interest receivable	(1,079,673)	(1,349,994)
Prepaid expenses	(40,215)	(3,740)
Management fees payable, net of fee waivers (Note 6)	(43,118)	113,785
Incentive fees payable, net of fee waivers (Note 6)	(1,936,406)	2,843,462
Credit facility interest payable	(821,299)	1,121,065
Other payables	(148,913)	277,784
Professional fees payable	(26,549)	200,732
Due to Shareholder	-	12,501
Legal fees payable	8,318	111,127
Reimbursement expense payable	(26,467)	85,222
Net cash provided by (used in) operating activities	35,437,454	(52,896,191)

Cash flows from financing activities:
Proceeds from issuance of common shares, including subscriptions received in advance	37,313,965	33,612,379
Payments in repurchase of shares	(14,173,190)	(11,694,661)
Proceeds from credit facility	12,000,000	88,000,000
Repayments of credit facility	(59,000,000)	(65,500,000)
Distributions paid	(8,739,781)	(7,237,907)
Deferred financing and debt issuance costs paid	(1,916,001)	-
Net cash provided by (used in) financing activities	(34,515,007)	37,179,811

Net increase (decrease) in Cash	922,447	(15,716,380)
Cash, beginning of period	5,045,540	18,958,445
Cash, end of period	$5,967,987	$3,242,065

Supplemental disclosures of cash flow information:
Non cash operating activities:
Interest received in kind	$3,319,363	$1,791,327

Supplemental and non cash financing activities:
Shares issued from dividend reinvestment plan (see Note 10)	$8,366,869	$7,241,352

Supplemental Information:
Cash paid for interest	$9,790,764	$7,349,573

See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Consolidated Schedule of Investments
September 30, 2024
 (Unaudited)

Portfolio Company (1)(2)(3)(4)(5)(6)	Footnotes	Spread Above Index (7)	Interest Rate	Acquisition Date	Maturity	Principal, Shares, Units	Amortized Cost (8)	Fair Value (9)	% of Net Assets
Investments
Non-controlled/non-affiliate investments
First lien senior secured term loan
Aerospace & Defense
Consolidated Machine & Tool Holdings, LLC	(17)(19)(22)	S+11.01%	15.60% PIK	1/15/2020	1/15/2025	6,093,316	$5,553,788	$5,537,818	2.5%
Consolidated Machine & Tool Holdings, LLC	(17)(19)(22)	S+12.01%	16.60% PIK	1/19/2023	1/15/2025	1,294,336	1,283,429	1,176,338	0.6
Consolidated Machine & Tool Holdings, LLC	(13)(19)(22)	-	20.00% PIK	11/22/2023	1/15/2025	708,154	1,123,880	643,595	0.4
Consolidated Machine & Tool Holdings, LLC	(13)(19)	-	11.00%	5/22/2024	6/30/2025	402,553	285,608	365,854	0.2
						8,498,359	8,246,705	7,723,605	3.7
Chemicals
Douglas Products and Packaging Company, LLC	(10)(16)	S+6.90%	11.75%	9/20/2023	9/20/2028	14,850,000	14,602,651	14,849,999	6.8
						14,850,000	14,602,651	14,849,999	6.8
Commercial Services & Supplies
Swyft AcquireCo LLC (dba Swyft Filings)	(15)(16)	S+2.75%	7.60%	12/20/2021	12/20/2027	294,141	293,357	288,051	0.1
Swyft AcquireCo LLC (dba Swyft Filings)	(10)(16)	S+5.50%	10.35%	12/20/2021	12/20/2027	3,682,383	3,643,849	3,343,603	1.5
						3,976,524	3,937,206	3,631,654	1.6
Construction & Engineering
DCCM, LLC	(17)	S + 6.76% Cash + 1.00% PIK	11.35% Cash + 1.00% PIK	8/6/2021	12/30/2026	18,209,123	17,998,907	18,391,214	8.5
Fremont-Wright, LLC	(16)	S+9.10%	13.95%	12/2/2020	12/2/2024	4,183,721	4,179,663	4,183,721	1.9
MechanAir, LLC	(17)	S+10.80%	10.77% Cash + 4.62% PIK	9/2/2021	9/2/2026	11,107,616	10,980,993	11,084,290	5.1
MechanAir, LLC	(17)	S+12.30%	16.89% PIK	12/15/2023	9/2/2026	808,945	808,945	808,945	0.4
MechanAir, LLC	(13)	-	18.00% PIK	12/15/2023	9/2/2026	486,715	486,715	481,556	0.2
Versar Inc.	(10)(17)	S+8.10%	12.69%	8/4/2023	8/4/2028	10,000,000	9,659,920	9,728,000	4.5
Vertical Mechanical Group, LLC	(10)(17)	S+7.76%	12.35%	5/12/2023	5/12/2028	4,571,429	4,433,306	4,571,429	2.1
						49,367,549	48,548,449	49,249,155	22.7
Distributors
48forty Intermediate Holdings, Inc.	(16)	S+6.10%	10.95%	10/11/2022	12/1/2026	14,736,842	14,323,636	12,642,737	5.8
						14,736,842	14,323,636	12,642,737	5.8
Diversified Telecommunication Services
Gridsource Incorporated, LLC	(17)	S + 8.50% + 2.00% PIK	13.09% Cash + 2.00% PIK	12/16/2022	12/16/2027	14,102,616	13,724,275	13,847,259	6.4
YTC Holdings, Inc. (dba Yorktel)	(17)	S+10.01%	14.60%	9/23/2019	6/17/2025	5,033,906	4,978,164	5,033,906	2.3
						19,136,522	18,702,439	18,881,165	8.7
Electrical Equipment
Masterwork Electronics, Inc.	(17)(19)(22	S+7.65%	12.24% PIK	11/17/2022	11/17/2027	8,840,576	8,676,598	5,092,172	2.3
Masterwork Electronics, Inc.	(15)(17)(19)(22)	S+7.65%	12.24% PIK	11/17/2022	11/17/2027	521,739	521,739	521,739	0.2
						9,362,315	9,198,337	5,613,911	2.5
Entertainment
Chicken Soup For The Soul, LLC	(16)(19)(24)	S+8.60%	13.45%	10/29/2021	3/31/2024	6,380,856	6,380,856	1,681,994	0.8
Linden Research, Inc. (dba Linden Labs)	(10)(17)	S + 7.26% + 3.25% PIK	11.85% Cash + 3.25% PIK	12/31/2020	12/31/2025	4,721,775	4,645,787	4,721,775	2.2
NW Entertainment, LLC	(17)	S+7.76%	12.35%	11/4/2022	11/4/2027	6,268,417	6,169,295	6,268,417	2.9
						17,371,048	17,195,938	12,672,186	5.9
Healthcare Providers & Services
BB-HH Platform, Inc. (dba Preferred Care Home Health)	(10)(17)	S + 7.00% Cash + 1.50% PIK	11.59% Cash + 1.50% PIK	5/16/2023	5/16/2028	6,759,562	6,638,211	6,754,831	3.1
IPA Intermediate Co., LLC (dba Integrated Pain Associates)	(17)	S+8.01%	12.60%	1/9/2023	1/9/2028	11,124,393	10,879,643	11,078,783	5.1
Klein Hersh, LLC	(10)(17)	-	3.67% Cash	4/27/2022	4/27/2027	17,468,922	16,878,922	14,700,098	6.8
Nurses Staffing, LLC (dba Nurses 24/7)	(17)	S + 7.26% Cash + 2.00% PIK	11.85% Cash + 2.00% PIK	5/26/2023	8/26/2028	6,166,508	6,051,663	6,059,827	2.8
						41,519,385	40,448,439	38,593,539	17.8
Hotels, Restaurants & Leisure
The Range NYC, LLC (dba Five Iron Golf)	(17)(18)	S+7.61%	12.20%	9/15/2022	9/15/2027	4,941,176	4,821,967	4,888,306	2.2
						4,941,176	4,821,967	4,888,306	2.2
Household Durables
SkyBell Technologies, Inc.	(19)(22)	0.00%	0.00%	12/13/2019	12/13/2024	4,597,307	4,534,757	2,639,774	1.2
						4,597,307	4,534,757	2,639,774	1.2
Household Products
Coop Home Goods LLC (dba Coop Home Goods)	(10)(17)	S+8.26%	12.85%	6/18/2021	6/18/2026	4,373,103	4,334,429	4,373,103	2.0
						4,373,103	4,334,429	4,373,103	2.0
IT Services
CSI IT, LLC (dba Consulting Solutions)	(17)	S+10.76%	15.35%	1/29/2021	1/29/2026	12,751,649	12,630,081	12,792,455	5.9
						12,751,649	12,630,081	12,792,455	5.9
Leisure Products
MPUSA, LLC (dba Mission)	(17)	S + 8.26% Cash + 3.00% PIK	12.85% Cash + 3.00% PIK	12/9/2021	12/9/2026	4,322,734	4,267,329	1,726,068	0.8
						4,322,734	4,267,329	1,726,068	0.8
Machinery
Texas Contract Manufacturing Group, Inc.	(17)	S+12.11%	16.70%	4/27/2022	4/27/2027	4,681,630	4,617,257	4,034,160	1.9
						4,681,630	4,617,257	4,034,160	1.9
Media
PadSquad, LLC	(10)(17)	S+5.50%	10.09%	3/30/2022	3/30/2027	2,704,113	2,674,720	2,684,914	1.2
Trailer Park Group Holdings LLC	(10)(17)	S + 6.76% +1.50% PIK	11.35% Cash + 1.50% PIK	8/2/2021	8/2/2026	14,710,979	14,485,063	14,474,132	6.7
						17,415,092	17,159,783	17,159,046	7.9
Personal Products
Japonesque, LLC	(10)(17)	S+8.18%	12.77%	11/23/2021	11/23/2026	4,434,479	4,388,014	4,434,479	2.0
						4,434,479	4,388,014	4,434,479	2.0
Professional Services
Jefferson Consulting Group, LLC	(10)(17)	S+5.75%	10.34%	7/1/2024	7/1/2029	8,461,538	8,297,615	8,297,615	3.8
NSC Technologies, LLC	(10)(17)	S+8.26%	12.85%	4/26/2019	10/26/2026	4,148,472	4,118,700	4,101,179	1.9
PQT Ayaquhs, LLC (dba WWC Global)	(17)	S+7.76%	12.35%	8/1/2022	8/1/2027	7,458,669	7,354,104	7,533,256	3.5
Qualified Digital, LLC	(17)	S+7.00%	11.59%	7/30/2024	7/30/2029	9,120,000	8,806,286	8,806,286	4.0
						29,188,679	28,576,705	28,738,336	13.2
Specialty Retail
Clearview Systems, LLC (dba Rip-It)	(10)(17)	S+7.65%	12.24% Cash + 3.00% PIK	10/11/2022	10/10/2027	6,608,166	6,513,559	6,263,880	2.9
						6,608,166	6,513,559	6,263,880	2.9
Transportation Infrastructure
TCP Acquisition, LLC (dba HighStar Traffic)	(17)	S+7.50%	12.09%	7/26/2022	7/26/2027	10,475,037	10,312,995	10,427,899	4.8
						10,475,037	10,312,995	10,427,899	4.8
Total first lien senior secured term loan							277,360,676	261,335,457	120.3

See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Consolidated Schedule of Investments – (continued)
September 30, 2024
 (Unaudited)

Portfolio Company (1)(2)(3)(4)(5)(6)	Footnotes	Spread Above Index (7)	Interest Rate	Acquisition Date	Maturity	Principal, Shares, Units	Amortized Cost (8)	Fair Value (9)	% of Net Assets
Second lien senior secured loan
Professional Services
CorTech, LLC	(17)	S+6.35%	10.94%	3/13/2020	9/30/2025	6,206,848	$6,175,731	$6,118,091	2.8%
						6,206,848	6,175,731	6,118,091	2.8
Total second lien term loan							6,175,731	6,118,091	2.8

Senior unsecured notes	(23)
Electrical Equipment
HH Masterwork Intermediate, Inc.	(19)(22)	-	17.00% PIK	11/17/2022	5/17/2028	2,067,881	2,033,098	-	0.0
						2,067,881	2,033,098	-	0.0
Total senior unsecured notes							2,033,098	-	0.0

Preferred equity securities	(12)(23)
Commercial Services and Supplies
Swyft Filings Holdings, LLC	(13)(20)(21)	-	8.00% PIK	12/20/2021	-	192,444	183,612	177,369	0.1
						192,444	183,612	177,369	0.1
Construction & Engineering
MechanAir Holdings, LLC	(13)(21)	-	13.50% PIK	9/2/2021	-	1,219	1,219,441	1,194,286	0.5
Vertical Mechanical Group Holdings, LLC	(21)	-	-	5/12/2023	-	185,714	1,857,143	4,217,429	1.9
						186,933	3,076,584	5,411,715	2.4
Diversified Telecommunication Services
Gridsource Holdings, LLC	(21)	-	8.00% PIK	3/9/2023	-	3,959,977	799,597	802,543	0.4
York Telecom Corporation (dba Yorktel)	(13)	-	8.00% PIK	9/23/2019	-	151,018	2,327,393	2,220,561	0.9
						4,110,995	3,126,990	3,023,104	1.3
Entertainment
NW Entertainment, LLC	(21)	-	10.00% PIK	11/4/2022	-	1,183	1,134,428	1,365,922	0.6
						1,183	1,134,428	1,365,922	0.6
Healthcare Providers & Services
IPA Investors, LP (dba Integrated Pain Associates)	(21)	-	8.00% PIK	1/9/2023	-	1,953	2,029,287	2,157,037	1.0
						1,953	2,029,287	2,157,037	1.0
Leisure Products
TS-MP, LLC (dba Mission)	(21)	-	-	12/9/2021	-	13	564,645	-	0.0
						13	564,645	-	0.0
Media
Channel Factory Holdings, LLC	(13)(21)	-	5.00% Cash + 5.00% PIK	8/27/2020	-	2,381,867	2,442,592	4,945,908	2.3
PadSquad Holdings, LLC	(13)(21)	-	6.00% Cash + 6.00% PIK	3/30/2022	-	720,767	1,964,204	2,419,744	1.1
Trailer Park Group Holdings, LLC Class A-1 Units	(13)(21)	-	15.00% PIK	12/19/2023	-	40,888	73,599	110,402	0.1
Trailer Park Group Holdings LLC - Class A Units	(13)(21)	-	8.00% PIK	8/2/2021	-	371,822	367,108	747,548	0.3
						3,515,344	4,847,503	8,223,602	3.8
Professional Services
Hometown Holdings JV, LLC (dba BWG Strategy)	(13)(21)	-	-	12/24/2020	-	666,667	659,761	872,467	0.4
JCFV Holdings, LLC		-	-	7/1/2024		1,538,462	1,538,462	1,538,462	0.7
PQT Ayaquhs, LLC (dba WWC Global)	(13)(21)	-	10.50% PIK	8/1/2022	-	5,774	1,064,516	3,857,097	1.8
SPC QD SM, LP		-	-	7/30/2024		38.00	2,000,000	2,000,000	0.9
						2,210,941	5,262,739	8,268,026	3.8
Software
PureCars Technologies, LLC	(13)(21)	-	8.00% PIK	4/17/2019	-	592	267,013	154,477	0.1
						592	267,013	154,477	0.1
Total preferred equity securities							20,492,801	28,781,252	13.1

Warrants and other equity securities	(12)(23)
Aerospace & Defense
Consolidated Machine & Tool Holdings, LLC	(14)(21)	-	-	1/15/2020	-	176	142,485	-	0.0
						176	142,485	-	0.0
Construction & Engineering
DCCM, LLC	(21)	-	-	8/6/2021	-	897	939,949	2,005,934	1.0
Fremont-Wright, LLC		-	-	12/2/2020	-	2	-	830,208	0.5
						899	939,949	2,836,142	1.5
Diversified Consumer Services
Rock Gate Capital, LLC (dba 160 Driving Academy)		-	-	10/16/2019	-	12,693	-	102,210	0.0
						12,693	-	102,210	0.0
Diversified Telecommunication Services		-
York Telecom Corporation (dba Yorktel)		-	-	9/23/2019	-	77,195	-	676,220	0.3
						77,195	-	676,220	0.3
Electrical Equipment
HH Masterwork Intermediate, Inc.	(19)	-	-	11/17/2022	11/17/2027	190,019	-	-	0.0
						190,019	-	-	0.0
Entertainment
LRI Holdco, LLC (dba Linden Labs)	(21)	-	-	12/31/2020	-	2	43,478	270,837	0.1
						2	43,478	270,837	0.1
Healthcare Providers & Services
Klein Hersh, LLC		-	-	4/27/2022	-	1,003	-	-	0.0
Nurses 24/7 Holdings, LLC	(21)	-	-	5/26/2023	-	428,571	419,877	312,855	0.1
						429,574	419,877	312,855	0.1
Hotels, Restaurants & Leisure
The Range NYC, LLC (dba Five Iron Golf)		-	-	9/15/2022	-	21,210	71,599	40,673	0.0
						21,210	71,599	40,673	0.0
Household Durables
SkyBell Technologies, Inc.		-	-	12/13/2019	-	1,917,813	-	-	0.0
						1,917,813	-	-	0.0
Household Products
CHG Parent Holding LLC (dba Coop Home Goods)	(21)	-	-	6/18/2021	-	535,714	535,714	586,429	0.3
						535,714	535,714	586,429	0.3
Machinery
Texas Contract Manufacturing Group, Inc.		-	-	4/27/2022	-	1,602	-	238,065	0.1
						1,602	-	238,065	0.1
Professional Services
NSC Holdings, LLC	(21)	-	-	4/26/2019	-	111	271,262	320,018	0.1
PQT Ayaquhs, LLC (dba WWC Global)		-	-	8/1/2022	-	645	-	300,000	0.1
						756	271,262	620,018	0.2
Software
Proactive Dealer Holdings Parent, LLC	(21)	-	10.00% PIK	6/10/2024	-	445	730,271	730,275	0.3
						445	730,271	730,275	0.3
Total warrants and other equity securities							3,154,635	6,413,724	2.9

Fund investments
Diversified Financials
Madryn Select Opportunities, LP	(18)	-	-	1/4/2022	-	2,855,855	2,898,305	2,818,111	1.3
						2,855,855	2,898,305	2,818,111	1.3
Total fund investments							2,898,305	2,818,111	1.3
Total non-controlled/non-affiliate investments							312,115,246	305,466,635	140.4

See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Consolidated Schedule of Investments – (continued)
September 30, 2024
 (Unaudited)

Portfolio Company (1)(2)(3)(4)(5)(6)	Footnotes	Spread Above Index (7)	Interest Rate	Acquisition Date	Maturity	Principal, Shares, Units	Amortized Cost (8)	Fair Value (9)	% of Net Assets

Controlled/affiliate investments
First lien senior secured term loan
Construction & Engineering
Watt Acquisition, LLC	(10)(11)(17)	S+14.25%	13.19% Cash + 5.65% PIK	4/15/2022	4/15/2027	2,537,240	$2,506,765	$1,212,547	0.6%
						2,537,240	2,506,765	1,212,547	0.6
Diversified Telecommunication Services
Caregility Corporation	(11)(17)	S+9.26%	7.00% Cash + 7.59% PIK	12/29/2021	1/31/2025	2,401,072	2,145,416	2,401,072	1.1
						2,401,072	2,145,416	2,401,072	1.1
Food Products
Uncle John’s Pride, LLC	(11)(16)	S+10.11%	14.96%	3/31/2022	3/31/2027	7,064,488	6,956,931	7,106,169	3.3
						7,064,488	6,956,931	7,106,169	3.3
Healthcare Providers & Services
Arrow Home Health, LLC (dba Acara Home Health)	(11)(17)	S+8.50%	13.09%	3/19/2021	3/19/2026	797,086	781,047	757,789	0.3
						797,086	781,047	757,789	0.3
Professional Services
Lasalle Staffing, LLC	(10)(11)(16)	S+6.86%	11.71%	2/15/2022	2/15/2027	7,275,785	7,170,700	7,312,164	3.4
						7,275,785	7,170,700	7,312,164	3.4
Trading Companies & Distributors
USBid Inc.	(10)(11)(17)	S+7.26%	11.85%	11/3/2022	11/3/2027	2,400,007	2,363,916	1,256,884	0.6
						2,400,007	2,363,916	1,256,884	0.6
Total first lien senior secured term loan							21,924,775	20,046,625	9.3

Senior unsecured notes	(23)
Consumer Finance
Microf, LLC	(11)	S+10.85%	15.44%	3/29/2019	6/30/2025	3,427,073	3,427,073	3,427,073	1.6
						3,427,073	3,427,073	3,427,073	1.6
Total senior unsecured notes							3,427,073	3,427,073	1.6

Preferred equity securities	(12)(23)
Construction & Engineering
Watt Contracting Holdings, LLC	(11)(21)	-	15.00% PIK	4/15/2022	-	3,375	3,316,130	-	0.0
						3,375	3,316,130	-	0.0
Consumer Finance
Microf, LLC	(11)	-	15.00% PIK	5/5/2020		-	-	-	0.0
						-	-	-	0.0
Diversified Telecommunication Services
Caregility Corporation - Series A Units	(11)(13)	-	8.00% PIK	12/31/2022	-	151,018	-	1,438,897	0.8
Caregility Corporation - Series B Units	(11)(13)	-	8.00% PIK	7/3/2023	-	446,689	3,591,494	4,206,687	1.9
						597,707	3,591,494	5,645,584	2.7
Food Products
UJP Acquisition, LLC (dba Uncle John’s Pride)	(11)(13)(21)	-	8.00% PIK	3/31/2022	-	2,829,787	2,829,787	4,055,830	1.9
						2,829,787	2,829,787	4,055,830	1.9
Healthcare Providers & Services
Arrow Home Health, LLC (dba Acara Home Health) - Class A Units	(11)(21)	-	-	3/19/2021	-	571,080	564,321	49,777	0.0
Arrow Home Health, LLC (dba Acara Home Health) - Class 1 Units	(11)(13)(21)	-	-	11/13/2023	-	56,005	56,005	112,010	0.1
						627,085	620,326	161,787	0.1
Professional Services
Capone Holdings JV, LLC (dba LaSalle Staffing)	(11)(21)	-	-	2/15/2022	-	4,000,000	4,000,000	6,628,800	3.0
						4,000,000	4,000,000	6,628,800	3.0
Trading Companies & Distributors
USBid Parent, LLC - Class A	(11)	-	-	11/3/2022	-	2,813	2,812,500	-	0.0
USBid Parent, LLC - Class C	(11)	-	10.00% PIK	11/2/2023	-	9,375	7,324	-	0.0
USBid Parent, LLC - Class C2	(11)	-	10.00% PIK	4/12/2024	-	600,000	468,750	-	0.0
USBid Parent, LLC - Class C3	(11)	-	10.00% PIK	4/12/2024	-	2,400,000	1,875,000	-	0.0
						3,012,188	5,163,574	-	0.0
Total preferred equity securities							19,521,311	16,492,001	7.7

Warrants and other equity securities	(12)(23)
Construction & Engineering
Watt Contracting Holdings, LLC	(11)(21)	-	-	4/15/2022	-	295	-	-	0.0
						295	-	-	0.0
Diversified Telecommunication Services
Caregility Corporation	(11)	-	-	12/29/2021	-	267,801	443,392	13,801	0.0
						267,801	443,392	13,801	0.0
Food Products
UJP Acquisition, LLC (dba Uncle John’s Pride)	(11)(21)	-	-	3/31/2022	-	127,215	-	35,149	0.0
						127,215	-	35,149	0.0
Trading Companies & Distributors
USBid Parent, LLC	(11)	-	-	11/3/2022	-	204	-	-	0.0
						204	-	-	0.0
Total warrants and other equity securities							443,392	48,950	0.0
Total controlled/affiliate investments							45,316,551	40,014,649	18.6

TOTAL INVESTMENTS							$357,431,797	$345,481,284	159.0%

See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Consolidated Schedule of Investments – (continued)
September 30, 2024
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

(11)
As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” and may have “Control” of this portfolio company as the Company and/or its affiliated funds collectively owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). The Company’s investment in affiliates for the nine months ended September 30, 2024 were Arrow Home Health, LLC, Caregility Corporation, LaSalle Staffing, LLC, Microf, LLC, Uncle John’s Pride, LLC, USBid Inc and Watt Acquisition, LLC which represented $40,014,649 of Fair Value and 18.4% of Net Assets of the Company. Transactions related to investments in “Controlled/Affiliate Investments” for the nine months ended September 30, 2024 were as follows

See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Consolidated Schedule of Investments – (continued)
September 30, 2024
 (Unaudited)

Portfolio Company	Type of Investment	Amount of Realized Gain (Loss)	Amount of Interest or Dividends Credited to Income (a)	December 31, 2023 Value	Gross Additions (b)	Gross Reductions (c)	Transfers In/(Out) of Affiliates	Amount of Unrealized Gains (Loss)	September 30, 2024 Value
Arrow Home Health LLC (dba Acara Home Health)	First lien senior securred term loan	$-	$82,530	$748,782	$1,933	$(1,027)	$-	$8,101	$757,789
	Preferred equity securities (571,080 shares)	-	-	202,097	-	-	-	(152,320)	49,777
	Preferred equity securities (56,005 shares)	-	-	112,010	-	-	-	-	112,010
Capone Holdings JV, LLC (dba LaSalle Staffing)	Preferred equity securities (4,000,000 shares)	-	206,284	-	-	-	6,200,800	428,000	6,628,800
Caregility Corporation	First lien senior securred term loan	-	150,085	2,244,216	221,008	(9,082)	-	(55,070)	2,401,072
	Preferred equity securities (151,018 shares)	-	-	1,383,250	-	-	-	55,647	1,438,897
	Preferred equity securities (267,801 shares)	-	-	4,108,869	-	-	-	97,818	4,206,687
	Warrants (267,801 units)	-	-	571,189	-	-	-	(557,388)	13,801
Lasalle Staffing, LLC	First lien senior securred term loan	-	513,178	-	24,299	(161,103)	7,474,073	(25,105)	7,312,164
Microf, LLC	First lien senior securred term loan	-	341,199	-	8,874	-	3,427,073	(8,874)	3,427,073
	Preferred equity securities (164,332 shares)	-	-	-	-	-	318,483	(318,483)	-
Uncle John’s Pride, LLC	First lien senior securred term loan	-	567,170	-	12,730	(36,607)	7,142,992	(12,946)	7,106,169
UJP Acquisition, LLC (dba Uncle John’s Pride)	Warrants and other equity securities (127,215 shares)	-	-	-	-	-	47,064	(11,915)	35,149
	Preferred equity securities (2,829,787 shares)	-	-	-	-	-	4,252,128	(196,298)	4,055,830
USBid Inc.	First lien senior securred term loan	-	65,400	-	166,085	(4,826,396)	268,292	5,648,903	1,256,884
USBid Inc.	Warrants and other equity securities (204 shares)	-	-	-	-	-	-	-	-
USBid Inc. - Class A Units	Preferred equity securities (2,813 shares)	-	-	-	-	-	-	-	-
USBid Inc. - Class C Units	Preferred equity securities (9,375 shares)	-	-	-	-	-	-	-	-
USBid Inc. - Class C2 Units	Preferred equity securities (600,000 shares)	-	-	-	-	-	-	-	-
USBid Inc. - Class C3 Units	Preferred equity securities (24,000,000 shares)	-	-	-	-	-	-	-	-
Watt Acquisition, LLC	First lien senior securred term loan	-	189,547	-	77,707	-	2,148,189	(1,013,349)	1,212,547
Watt Contracting Holdings, LLC	Preferred equity securities (3,375 shares)	-	-	-	-	-	163,211	(163,211)	-
	Warrants and other equity securities (295 shares)	-	-	-	-	-	-	-	-
Total Affiliate Investments		$-	$2,115,393	$9,370,413	$512,636	$(5,034,215)	$31,442,305	$3,723,510	$40,014,649

(a)	Represents the total amount of interest, fees or dividends credited to income for the portion of the period an investment was included in the Affiliate category.
(b)	Gross additions include increase in the cost basis of investments resulting from purchases, PIK interest or amortization of original issue discount.
(c)	Gross reductions include decreases in the total cost basis of investments resulting from principal repayments or sales.

(12)	Ownership of certain equity investments may occur through a holding company or partnership.
(13)	Investment contains a fixed rate structure.
(14)	The Company has received 46 units of incentive shares which have no Cost and no Fair Value as of September 30, 2024.
(15)	Interest disclosed reflects the contractual rate of the First Out tranche under the AAL.
(16)	The interest rate on these loans is subject to 1 month SOFR, which was 4.85% as of September 30, 2024.
(17)	The interest rate on these loans is subject to 3 month SOFR, which was 4.59% as of September 30, 2024.B
(18)	Positions have an aggregate unfunded commitment of $14,681,527 in addition to the amounts shown in the Consolidated Schedule of Investments. See Note 11 “Commitments, Contingencies and Risks” in the accompanying notes to the consolidated financial statements.
(19)	The investment is on non-accrual status. See Note 2 “Significant Accounting Policies”.
(20)	The investment includes the fair value and amortized cost of 1,015 shares of common equity issued in conjunction with the preferred equity.
(21)	Investment is held by a subsidiary of the Company. See Note 2 in the accompanying notes to the consolidated financial statements for additional information on the Company’s wholly-owned subsidiary.
(22)	The investment does not accrue payment-in-kind (“PIK”) for the debt investment as of September 30, 2024. See Note 2. “Significant Accounting Policies”.
(23)	All investments are non-income producing unless otherwise indicated.
(24)	Maturity date is under on-going negotiations with the portfolio company and other lenders, as applicable.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The preparation of these consolidated financial statements is in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying consolidated financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. The Company is an investment company and accordingly follows the investment company accounting and reporting guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of September 30, 2024, and the reported revenue generated and expenses incurred during the reporting period. Actual results could differ from those estimates.

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

Revenue Recognition

The Company’s revenue recognition policies are as follows:

Interest income: Interest income is recorded on the accrual basis to the extent that the Company expects to collect such amounts. Interest income is accrued based upon the outstanding principal amount and contractual terms of debt investments. For the three and nine months ended September 30, 2024, $8,645,554 and $29,607,433, respectively, of interest income, excluding payment in kind (“PIK”) interest income, has been accrued as shown on the Consolidated Statements of Operations. For the three and nine months ended September 30, 2023, $11,251,949 and $31,184,458, respectively, of interest income, excluding PIK interest income, has been accrued as shown on the Statements of Operations. As of September 30, 2024 and December 31, 2023, $4,371,467 and $3,291,794 of interest income is receivable, respectively, as shown on the Consolidated Statements of Assets and Liabilities.

Payment in-kind income: The Company has certain investments in its portfolio that contain a PIK provision, which represents contractual interest or dividends that are added to the principal balance and recorded as income. For loans and debt securities with contractual PIK, the Company generally will not accrue PIK interest for accounting purposes if the portfolio company valuation indicates that such PIK interest is not collectible. To maintain its ability to take a dividend paid deduction, the Company may need to pay out PIK non-cash income amounts in the form of distributions, even though the Company has not yet collected the cash. For the three and nine months ended September 30, 2024, $755,605 and $3,319,363, respectively, of PIK income has been accrued as shown on the Consolidated Statements of Operations. For the three and nine months ended September 30, 2023, $774,638 and $1,791,327, respectively, of PIK income has been accrued as shown on the Consolidated Statements of Operations.

Non-accrual: Loans or preferred equity securities are placed on non-accrual status when interest, PIK interest or dividend payments become 90 days or more past due, or when there is reasonable doubt that principal, interest or dividends will be collected. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Any accrued interest receivable in previous years will be written off and corresponding interest income will be reversed, as applicable. Subsequent interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal, interest, PIK interest or dividends are paid, and, in management’s judgment are likely to remain current. Please refer to the Consolidated Schedule of Investments for non-accrual status of investments as of September 30, 2024 and December 31, 2023. As of September 30, 2024 four investments, SkyBell Technologies, Inc., Consolidated Machine & Tool Holdings, LLC, Masterworks Electronics, Inc. and Chicken Soup For The Soul, LLC are on non-accrual status. For the three months ended September 30, 2024, $417,887 of interest receivable was reversed as a result of Consolidated Machine & Tool Holdings, LLC and Masterwork Electronics, Inc. For the nine months ended September 30, 2024, $870,542 of interest receivable was reversed as a result of Consolidated Machine & Tool Holdings, LLC, Masterwork Electronics, Inc, Skybell Technologies, Inc. and Chicken Soup For The Soul, LLC. As of December 31, 2023 one investment, SkyBell Technologies, Inc. was on non-accrual status and no interest had been written off or reversed as a result of the investment being on non-accrual status.

Dividend income: Dividend income to be paid in-kind on equity securities is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income paid in cash is recorded on the date declared for portfolio companies. Each distribution received from limited liability company and limited partnership interests is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For the three and nine months ended September 30, 2024 and for the year ended December 31, 2023, the Company did not receive any return of capital distributions from its equity investments. For the three and nine months ended September 30, 2024, $30,964 and $359,461, respectively, of dividend income has been accrued as shown on the Consolidated Statements of Operations. For the three and nine months ended September 30, 2023, $960,887 and $1,370,807, respectively, of dividend income has been accrued as shown on the Consolidated Statements of Operations. As of September 30, 2024 and December 31, 2023, all dividend income has been received.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)
(Unaudited)
Note 2. Summary of Significant Accounting Policies (continued)

Original Issue Discount: Discounts to par on portfolio securities are accreted into income over the tenor of the instrument. Any remaining discount is accreted into income upon prepayment or redemption of the instrument and the Company then amortizes such amounts using the effective interest method as interest income over the life of the investment. The unamortized discount as of September 30, 2024 and December 31, 2023, was $5,772,607 and $6,789,946, respectively. The amount of original issue discount amortized for the three and nine months ended September 30, 2024 was $303,836 and $1,598,649, respectively, and is included in interest income on the Consolidated Statements of Operations. The amount of original issue discount amortized for the three and nine months ended September 30, 2023 was $281,398 and $1,004,803, respectively, and is included in interest income on the Consolidated Statements of Operations.

Amendment, waiver, and consent fees: In connection with modifying credit agreements with portfolio companies to provide additional operating or borrowing flexibility, the Company may be entitled to amendment, waiver and consent fees to compensate for the potentially enhanced credit risk. Such fees will be recorded as income on the date earned and accrued to the extent the fee is to be compensated in the form of additional principal balance. For the three and nine months ended September 30, 2024, $0 and $34,798, respectively, of amendment fees had been earned and included in other income on the Consolidated Statements of Operations. For the three and nine months ended September 30, 2023, $0 and $53,325, respectively, of amendment fees had been earned and included in other income on the Consolidated Statements of Operations.

Early repayment and termination fees: Upon the prepayment of a loan or debt security, any unamortized premium or discount or loan origination fees are recorded as interest income. To the extent the Company receives early repayment fees in connection with pre-maturity loan agreement termination, such income will be recorded on the date of prepayment. The Company and its Advisor generally do not structure transactions with a contractual exit fee to be collected upon loan repayment at maturity. For the three and nine months ended September 30, 2024, $9,387 and $134,332 of early repayment and termination fees had been earned and included in interest income on the Consolidated Statements of Operations. No such fees were earned during the three and nine months ended September 30, 2023.

Gains and Losses: Investment transactions are recorded on a trade-date basis. Realized gains or losses on portfolio investments are calculated based upon the difference between the net proceeds from the disposition and the amortized cost basis of the investment, without regard to unrealized gains or losses previously recognized. Realized gains and losses are recorded within net realized gain (loss) on investments on the Consolidated Statements of Operations. Changes in the fair value of investments from the prior period, as approved by the Board based on fair value recommendations from the Advisor in accordance with the Advisor’s valuation policy, are included within net change in unrealized gain (loss) on investments on the Consolidated Statements of Operations. For the three and nine months ended September 30, 2024, the Company had $0 and $2,034,517, respectively, of net realized gain (loss) on investments as represented on the Consolidated Statements of Operations. For the three and nine months ended September 30, 2023, the Company had $0 and $45,283, respectively, of net realized gain (loss) on investments as represented on the Consolidated Statements of Operations.

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

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)
(Unaudited)
Note 2. Summary of Significant Accounting Policies (continued)
Earnings per Share

In accordance with the provisions of ASC Topic 260 – Earnings per Share, basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. The weighted average shares outstanding utilized in the calculation of earnings per share take into account share issues on the issuance date and the Company’s repurchases of its Common Stock on the repurchase date. See Note 9 for additional information on the Company’s share activity. For the nine months ended September 30, 2024 and for the year ended December 31, 2023, there were no potentially dilutive common shares issued.

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

Cash Equivalents

Cash equivalents are highly liquid investments with a current maturity of three months or less at the date of acquisition, which may include temporary investments in U.S. Treasury Bills (of varying maturities) or money market funds. There were no cash equivalents outstanding on the Company’s Consolidated Statements of Assets and Liabilities as of September 30, 2024 and December 31, 2023.

Unamortized Deferred Financing Costs

Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. Deferred financing costs are capitalized as incurred and amortized on a straight line basis to maturity of the Secured Credit Facility (as defined herein). For the three and nine months ended September 30, 2024, the Company had $152,362 and $437,281, respectively, of expensed financing costs included in interest and other financing fees on the Consolidated Statements of Operations. For the three and nine months ended September 30, 2023, the Company had $142,064 and $485,547, respectively, of expensed financing costs included in interest and other financing fees on the Consolidated Statements of Operations. As of September 30, 2024 and December 31, 2023, the Company had $2,325,636 and $846,916, respectively, of unamortized deferred financing costs as shown in deferred financing cost on the Consolidated Statements of Assets and Liabilities.

Offering Costs

Offering costs are expensed as incurred. These expenses consist primarily of legal fees and other costs incurred with Company’s share offerings, the preparation of the Company’s registration statement, and registration fees. For the three and nine months ended September 30, 2024, the Company incurred offering costs in the amount of $50,273 and $149,726, respectively, as shown as a component of the general and administrative fees in the Consolidated Statements of Operations. For the three and nine months ended September 30, 2023, the Company incurred offering costs in the amount of $50,411 and $149,589 respectively, as shown as a component of the general and administrative fees in the Consolidated Statements of Operations. As of September 30, 2024 and December 31, 2023, $27,326 and $47,749, respectively, of offering costs incurred were payable and included in other payables on the Consolidated Statement of Assets and Liabilities.

Custodian Fees

The Company has entered into a custody agreement with State Street Bank and Trust Company (the “Custodian”). For the three and nine months ended September 30, 2024, the Company incurred expenses for services provided by the Custodian of $9,299 and $27,497, respectively, which is included in professional fees on the Consolidated Statements of Operations. For the three and nine months ended September 30, 2023, the Company incurred expenses for services provided by the Custodian of $7,500 and $22,500, respectively, which is included in professional fees on the Consolidated Statements of Operations. As of September 30, 2024 and December 31, 2023, $16,500 and $20,000, respectively, remained payable, which is included in professional fees payable on the Consolidated Statements of Assets and Liabilities.

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

To qualify as a RIC under Subchapter M of the Code, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its Stockholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses. In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii)98.2% of its capital gains in excess of capital losses for the one-year period ending October 31 in that calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. For the three and nine months ended September 30, 2024 and 2023, the Company did not record a net expense on the  Consolidated Statements of Operations for U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current period. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company did not record any uncertain income tax positions for the three and nine months ended September 30, 2024 and for the year ended December 31, 2023. The aggregate amortized tax basis cost of investments included on the Consolidated Schedule of Investments as of September 30, 2024 and December 31, 2023 were $357,431,797 and $378,081,148, respectively.

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

Note 3. Investments

The following tables show the composition of the Company’s investment portfolio, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	September 30, 2024
	Amortized Cost		Fair Value
First Lien Senior Secured Loan	$299,285,451	83.8%	$281,382,082	81.4%
Second Lien Senior Secured Loan	6,175,731	1.7	6,118,091	1.8
Senior Unsecured Notes	5,460,171	1.5	3,427,073	1.0
Preferred Equity Securities	40,014,112	11.2	45,273,253	13.1
Warrants and Other Equity Securities	3,598,027	1.0	6,462,674	1.9
Fund Investments	2,898,305	0.8	2,818,111	0.8
Total	$357,431,797	100.0%	$345,481,284	100.0%

	December 31, 2023
	Amortized Cost		Fair Value
First Lien Senior Secured Loan	$332,292,188	87.8%	$319,229,009	84.7%
Second Lien Senior Secured Loan	6,305,249	1.7	6,059,372	1.6
Senior Unsecured Notes	2,033,098	0.5	1,384,446	0.4
Preferred Equity Securities	31,684,552	8.4	41,804,395	11.1
Warrants and Other Equity Securities	2,867,756	0.8	5,706,423	1.5
Fund Investments	2,898,305	0.8	2,809,327	0.7
Total	$378,081,148	100.0%	$376,992,972	100.0%

The following tables show the composition of the Company’s investment portfolio by geographic region, at amortized cost and fair value (with corresponding percentage of total portfolio investments). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business:

	September 30, 2024
	Amortized Cost		Fair Value
Southeast	$110,885,543	31.0%	$102,417,514	29.6%
Midwest	49,582,440	13.9	52,890,149	15.3
West	65,191,985	18.2	61,358,923	17.8
Northeast	54,096,862	15.1	49,332,180	14.3
East	31,389,931	8.8	28,967,396	8.4
Southwest	24,957,486	7.0	25,588,949	7.4
South	21,327,550	6.0	24,926,173	7.2
Total	$357,431,797	100.0%	$345,481,284	100.0%

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

The following tables show the composition of the Company’s investment portfolio by industry, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	September 30, 2024
	Amortized Cost		Fair Value
Aerospace & Defense	$8,389,190	2.3%	$7,723,605	2.2%
Chemicals	14,602,651	4.1	14,849,999	4.3
Commercial Services & Supplies	4,120,818	1.2	3,809,023	1.1
Construction & Engineering	58,387,877	16.3	58,709,559	17.0
Consumer Finance	3,427,073	1.0	3,427,073	1.0
Distributors	14,323,636	4.0	12,642,737	3.7
Diversified Consumer Services	-	0.0	102,210	0.0
Diversified Financials	2,898,305	0.8	2,818,111	0.8
Diversified Telecommunication Services	28,009,731	7.8	30,640,946	8.9
Electrical Equipment	11,231,435	3.1	5,613,911	1.6
Entertainment	18,373,844	5.1	14,308,945	4.1
Food Products	9,786,718	2.7	11,197,148	3.2
Healthcare Providers & Services	44,298,976	12.4	41,983,007	12.2
Hotels, Restaurants & Leisure	4,893,566	1.4	4,928,979	1.4
Household Durables	4,534,757	1.3	2,639,774	0.8
Household Products	4,870,143	1.4	4,959,532	1.4
IT Services	12,630,081	3.5	12,792,455	3.7
Leisure Products	4,831,974	1.4	1,726,068	0.5
Machinery	4,617,257	1.3	4,272,225	1.2
Media	22,007,286	6.2	25,382,648	7.3
Personal Products	4,388,014	1.2	4,434,479	1.3
Professional Services	51,457,137	14.4	57,685,435	16.8
Software	997,284	0.3	884,752	0.3
Specialty Retail	6,513,559	1.8	6,263,880	1.8
Trading Companies & Distributors	7,527,490	2.1	1,256,884	0.4
Transportation Infrastructure	10,312,995	2.9	10,427,899	3.0
Total	$357,431,797	100.0%	$345,481,284	100.0%

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

The consolidated financial statements include portfolio investments at fair value of $345,481,284 and $376,992,972 as of September 30, 2024 and December 31, 2023, respectively.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)
(Unaudited)
Note 4. Fair Value Measurements (continued)

The Company valued its investments in underlying funds based on its proportionate interest in net asset value (“NAV”) of the underlying funds. For the purpose of classifying the investments in underlying funds within the fair value hierarchy, the Company makes use of the practical expedient under ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or its Equivalent). As of September 30, 2024 and December 31, 2023, the Company’s investments in underlying funds amounted to $2,818,111 and $2,809,327, respectively.

U.S. GAAP requires that the Company disclose the Company’s pro-rata portion of individual securities, if available, that are reported to the Company by the underlying portfolio funds that exceed 5% of the Company’s capital balance.

The following tables present fair value measurements of investments, by major class according to the fair value hierarchy.

	Fair Value Measurements
September 30, 2024	Level 1	Level 2	Level 3	Total
First Lien Senior Secured Loan	$-	$-	$281,382,082	$281,382,082
Second Lien Senior Secured Loan	-	-	6,118,091	6,118,091
Senior Unsecured Notes	-	-	3,427,073	3,427,073
Preferred Equity Securities	-	-	45,273,253	45,273,253
Warrants and Other Equity Securities	-	-	6,462,674	6,462,674
Total	$-	$-	$342,663,173	$342,663,173
Fund Investments				2,818,111
Total Investments				$345,481,284

	Fair Value Measurements
December 31, 2023	Level 1	Level 2	Level 3	Total
First Lien Senior Secured Loan	$-	$-	$319,229,009	$319,229,009
Second Lien Senior Secured Loan	-	-	6,059,372	6,059,372
Senior Unsecured Notes	-	-	1,384,446	1,384,446
Preferred Equity Securities	-	-	41,804,395	41,804,395
Warrants and Other Equity Securities	-	-	5,706,423	5,706,423
Total	$-	$-	$374,183,645	$374,183,645
Fund Investments				2,809,327
Total Investments				$376,992,972

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

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)
(Unaudited)
Note 4. Fair Value Measurements (continued)

The following tables provide a reconciliation of the beginning and ending balances for investments at fair value that use Level 3 inputs for the three and nine months ended September 30, 2024 and 2023:

	Investments
	First Lien Senior Secured Loan	Second Lien Senior Secured Loan	Senior Unsecured Notes	Preferred Equity Securities	Warrants and Other Equity Securities	Fund Investments	Total Investments
Balance as of June 30, 2024	$266,987,705	$6,073,644	$3,427,073	$40,480,202	$5,985,419	$2,818,111	$325,772,154
Net change in unrealized gain (loss) on investments	(2,032,140)	73,855	-	1,254,589	477,255	-	(226,441)
Purchases of investments and other adjustments to cost (1)	18,557,493	21,490	-	3,538,462	-	-	22,117,445
Proceeds from principal repayments (2)	(2,130,976)	(50,898)	-	-	-	-	(2,181,874)
Balance as of September 30, 2024	$281,382,082	$6,118,091	$3,427,073	$45,273,253	$6,462,674	$2,818,111	$345,481,284

(1)	Includes purchases of new investments, premium and discount accretion and amortization and PIK interest.
(2)	Includes paydowns receivable from the Consolidated Statements of Assets and Liabilities.

	Investments
	First Lien Senior Secured Loan	Second Lien Senior Secured Loan	Senior Unsecured Notes	Preferred Equity Securities	Warrants and Other Equity	Fund Investments	Total Investments
Balance as of December 31, 2023	$319,229,009	$6,059,372	$1,384,446	$41,804,395	$5,706,423	$2,809,327	$376,992,972
Net realized gain (loss) on investments	-	-	-	2,034,517	-	-	2,034,517
Net change in unrealized gain (loss) on investments	(4,840,190)	188,237	(1,384,446)	(4,860,702)	25,980	8,784	(10,862,337)
Purchases of investments and other adjustments to cost (1)	23,969,777	29,415	8,874	3,748,495	-	-	27,756,561
Proceeds from sales of investments	(116,674)	-	-	(2,632,407)	-	-	(2,749,081)
Proceeds from principal repayments (2)	(47,515,376)	(158,933)	-	(17,039)	-	-	(47,691,348)
Lien status change(3)	(9,344,464)	-	3,418,199	5,195,994	730,271	-	-
Balance as of September 30, 2024	$281,382,082	$6,118,091	$3,427,073	$45,273,253	$6,462,674	$2,818,111	$345,481,284

(1)	Includes purchases of new investments, premium and discount accretion and amortization and PIK interest.
(2)	Includes paydowns receivable from the Consolidated Statements of Assets and Liabilities.
(3)	Lien conversions are fair valued at beginning of period on January 1, 2024, April 1, 2024 or at time of restructure.

	Investments
	First Lien Senior Secured Loan	Second Lien Senior Secured Loan	Senior Unsecured Notes	Preferred Equity Securities	Warrants and Other Equity Securities	Fund Investments	Total Investments
Balance as of June 30, 2023	$300,442,483	$6,201,918	$1,594,222	$31,765,981	$7,584,040	$3,170,166	$350,758,810
Net change in unrealized gain (loss) on investments	(1,102,579)	83,320	(166,748)	1,834,924	(1,329,513)	(436,963)	(1,117,559)
Purchases of investments and other adjustments to cost (1)	29,568,585	(15,627)	-	5,042,741	-	-	34,595,699
Proceeds from principal repayments (2)	(7,222,643)	(50,897)	-	-	-	-	(7,273,540)
Balance as of September 30, 2023	$321,685,846	$6,218,714	$1,427,474	$38,643,646	$6,254,527	$2,733,203	$376,963,410

(1)	Includes purchases of new investments, premium and discount accretion and amortization and PIK interest.
(2)	Includes paydowns receivable from the Consolidated Statements of Assets and Liabilities.

	Investments
	First Lien Senior Secured Loan	Second Lien Senior Secured Loan	Senior Unsecured Notes	Preferred Equity Securities	Warrants and Other Equity Securities	Fund Investments	Total Investments
Balance as of December 31, 2022	$260,982,122	$6,250,270	$-	$27,088,732	$5,829,429	$3,045,128	$303,195,681
Net realized gain on investments	45,283	-	-	-	-	-	45,283
Net change in unrealized gain (loss) on investments	(2,563,379)	115,818	(270,298)	3,112,737	5,221	(311,925)	88,174
Purchases of investments and other adjustments to cost (1)	76,767,867	5,317	69,697	10,070,252	419,877	-	87,333,010
Proceeds from sales of investments	(2,679,712)	-	-	-	-	-	(2,679,712)
Proceeds from principal repayments (2)	(10,866,335)	(152,691)	-	-	-	-	(11,019,026)
Lien status change	-	-	1,628,075	(1,628,075)	-	-	-
Balance as of September 30, 2023	$321,685,846	$6,218,714	$1,427,474	$38,643,646	$6,254,527	$2,733,203	$376,963,410

(1)	Includes purchases of new investments, premium and discount accretion and amortization and PIK interest.
(2)	Includes paydowns receivable from the Consolidated Statements of Assets and Liabilities.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)
(Unaudited)
Note 4. Fair Value Measurements (continued)
The net change in unrealized gain (loss) on investments included on the Consolidated Statements of Operations for the three and nine months ended September 30, 2024, attributable to Level 3 investments still held as of September 30, 2024 was $(226,441) and $(10,862,337), respectively. The net change in unrealized gain (loss) on investments included on the Consolidated Statements of Operations for the three and nine months ended September 30, 2023, attributable to Level 3 investments still held as of September 30, 2023 was $(1,117,559) and $88,174, respectively.

Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period which the reclassifications occur. There were no transfers among Levels 1, 2 and 3 for the three and nine months ended September 30, 2024 and 2023.

Purchases (including accretion, amortization, PIK interest) for the three and nine months ended September 30, 2024 amounted to $22,117,445 and $27,756,561, respectively. Purchases (including accretion, amortization, PIK interest) for the three and nine months ended September 30, 2023 amounted to $34,595,699 and $87,333,010, respectively.

For the nine months ended September 30, 2024, the Company invested (net of original issue discount) $20,642,363 in two new portfolio companies and invested $2,134,380 in three existing portfolio companies as reflected in the Consolidated Schedule of Investments. For the nine months ended September 30, 2023, the Company invested (net of original issue discount) $66,166,847 in seven new portfolio companies and $18,370,033 in twelve existing portfolio companies as reflected in the Consolidated Schedule of Investments.

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

The table below summarizes the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy as of September 30, 2024.

						Range
	Fair Value	Valuation Technique	Unobservable Input	Weighted Average Mean		Minimum		Maximum
Assets:
First Lien Senior Secured Loan	$233,758,448	Discounted Cash Flow	Market Yields	14.5%		7.0%		28.0%
			EBITDA Multiple	8.67	x	4.25	x	35.50	x
First Lien Senior Secured Loan	11,423,044	Enterprise Value Method	Revenue Multiple	1.01	x	0.37	x	2.60	x
First Lien Senior Secured Loan	16,456,917	Enterprise Value Method	EBITDA Multiple	6.56	x	3.00	x	8.25	x
First Lien Senior Secured Loan	19,743,673	Other	N/A	N/A		N/A		N/A
Second Lien Senior Secured Loan	6,118,091	Discounted Cash Flow	Market Yields	14.2%		13.4%		15.1%
			EBITDA Multiple	7.50	x	7.00	x	8.00	x
Senior Unsecured Note	3,427,073	Enterprise Value Method	EBITDA Multiple	10.00	x	9.50	x	10.50	x
Preferred Equity Securities	4,945,909	Enterprise Value Method	Gross Profit Multiple	2.59	x	2.24	x	2.93	x
			EBITDA Multiple	13.19	x	12.55	x	13.83	x
Preferred Equity Securities	5,800,061	Enterprise Value Method	Revenue Multiple	2.06	x	0.37	x	2.60	x
Preferred Equity Securities	30,988,821	Enterprise Value Method	EBITDA Multiple	7.60	x	3.00	x	13.75	x
Preferred Equity Securities	3,538,462	Other	N/A	N/A		N/A		N/A
Warrants and Other Equity Securities	5,616,388	Enterprise Value Method	EBITDA Multiple	7.57	x	3.00	x	35.50	x
Warrants and Other Equity Securities	13,801	Enterprise Value Method	Revenue Multiple	1.65	x	0.70	x	2.60	x
Warrants and Other Equity Securities	832,485	Other	N/A	N/A		N/A		N/A
Fund Investments	2,818,111	Other	N/A	N/A		N/A		N/A
Total Level 3 Assets	$345,481,284

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

An affiliated company is a company in which the Company has an ownership interest of 5% or more of its voting securities. A controlled affiliate company is a company in which the Company and its affiliated funds have an ownership interest of more than 25% of its voting securities. Please see the Company’s Consolidated Schedule of Investments for the type of investment, principal amount, interest rate including the spread, and the maturity date. For the three and nine months ended September 30, 2024 and for the year ended December 31, 2023, the Company had an ownership interest of 5% or more in five and one companies’ voting securities, respectively. For the three and nine months ended September 30, 2024 and for the year ended December 31, 2023, the Advisor’s managed funds had an ownership interest of 25% or more in four and two companies’ voting securities, respectively.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)
(Unaudited)
Note 5. Transactions with Affiliated Companies (continued)
Transactions related to the Company’s investments with controlled affiliates for the nine months ended September 30, 2024 and for the year ended December 31, 2023, were as follows:

The nine months ended September 30, 2024	Equity Ownership Held by the Company	Equity Ownership Held by Star Mountain Affiliate Funds
Issuer:
Arrow Home Health LLC	2.5%	72.2%
Caregility Corporation	7.9%	37.4%
Lasalle Staffing, LLC	5.8%	21.9%
Microf, LLC	0.0%	83.7%
Uncle John’s Pride, LLC	5.6%	18.8%
USBid Inc.	13.5%	57.7%
Watt Acquisition, LLC	5.6%	17.4%

The year ended December 31, 2023	Equity Ownership Held by the Company	Equity Ownership Held by Star Mountain Affiliate Funds
Issuer:
Arrow Home Health LLC	2.2%	55.5%
Caregility Corporation	7.9%	37.4%
Note 6. Transactions with Related Parties

Star Mountain Lower Middle-Market (Offshore) Ltd. (the “Feeder Fund”) was formed as a Cayman Islands exempted company and commenced operations on August 17, 2021. The Feeder Fund has been formed to invest all or substantially all of its investable assets in the common stock of the Company. As of September 30, 2024 and December 31, 2023, the Feeder Fund had $26,388,800 and $17,313,800 in capital committed to the Company, respectively, and an ownership percentage in the Company of 10.61% and 7.93%, respectively. As of September 30, 2024 and December 31, 2023, the Feeder Fund had $0 and $110,891 of contributions payable to the Company.

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

On June 14, 2023, the Company entered into an amended and restated investment advisory agreement with the Advisor (the “Amended and Restated Investment Advisory Agreement”), replacing the Investment Advisory Agreement pursuant to which effective June 14, 2023 (the “Effective Date”), the base management fee was reduced from 1.75% to 1.25% per annum of the average of the Company’s total gross assets (excluding cash or cash equivalents but including assets purchased with borrowed amounts) as of the end of each of the two most recently completed calendar quarters. The Advisor waived a portion of its Management Fee in excess of the base management fee calculated at the reduced rate of 1.25% for the period June 14, 2023 through September 30, 2023. Such fee waivers took effect on the Effective Date.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)
(Unaudited)
Note 6. Transactions with Related Parties (continued)

Management fees for the three and nine months ended September 30, 2024 were $1,078,294 and $3,306,940, respectively. For the three and nine months ended September 30, 2024, the Advisor elected to voluntarily waive $0 and $0, respectively, of such management fees. Management fees for the three and nine months ended September 30, 2023 were $1,165,449 and $3,978,875, respectively. For the three and nine months ended September 30, 2023, the Advisor elected to voluntarily waive $0 and $552,269, respectively, of such management fees. The management fees waived are not recoupable by the Advisor. There is no guarantee that the Advisor will waive management fees in the future, and the Advisor may discontinue or modify any such waivers in the future at its discretion. As of September 30, 2024 and December 31, 2023, $1,078,294 and $1,121,412 of management fees remained payable, respectively.

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

Incentive fees for the three and nine months ended September 30, 2024 were $801,653 and $3,145,659, respectively. For the three and nine months ended September 30, 2024 the Advisor elected to voluntarily waive $1,120,588 and $1,120,588 of such incentive fees, respectively. For the three months ended June 30, 2024, the Company incurred incentive fees of $1,118,488, of which $318,935 was subsequently waived as of September 30, 2024. Incentive fees for the three and nine months ended September 30, 2023 were $1,415,068 and $3,878,026, respectively. For the three and nine months ended September 30, 2023 the Advisor elected to voluntarily waive $0 and $1,034,565 of such incentive fees, respectively. The incentive fees waived for the period ended September 30, 2024 and 2023 are not recoupable and there is no guarantee that the Advisor will waive incentive fees in the future. The Advisor may discontinue or modify any such waivers in the future at its discretion. As of September 30, 2024 and December 31, 2023, $2,025,070 and $3,961,476, respectively, of incentive fees remained payable as shown in the Consolidated Statements of Assets and Liabilities.

Administration Fees

The Company has entered into the Administration Agreement with the Advisor, under which the Company reimburses the Administrator for its allocable portion of overhead and other expenses, including the costs of furnishing the Company with office facilities and equipment and providing clerical, bookkeeping, record-keeping and other administrative services at such facilities, and the Company’s allocable portion of the cost of the chief financial officer and chief compliance officer and their respective staffs. To the extent that the Administrator outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis, without incremental profit, to the Administrator. For the three and nine months ended September 30, 2024, the Company incurred reimbursement expenses of $37,617 and $163,425, respectively, included under General and Administrative fees on the Consolidated Statements of Operations. For the three and nine months ended September 30, 2023, the Company incurred reimbursement expenses of $40,796 and $153,198, respectively, included under General and Administrative fees on the Consolidated Statements of Operations. As of September 30, 2024 and December 31, 2023, $52,603 and $79,070, respectively, of reimbursement expense was payable as shown in the Consolidated Statements of Assets and Liabilities as reimbursement expense payable.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)
(Unaudited)
Note 6. Transactions with Related Parties (continued)

The Administrator has entered into a sub-administration agreement with SS&C Technologies, Inc. (the “Sub-Administrator”), under which the Sub-Administrator provides various accounting and administrative services to the Company. Administrative services may include maintenance of the Company’s books and records, processing of investor transactions, and calculation of the NAV. For the three and nine months ended September 30, 2024, the Company incurred expenses for services provided by the Sub-Administrator of $180,953 and $534,995, respectively, which is included in professional fees on the Consolidated Statements of Operations. For the three and nine months ended September 30, 2023, the Company incurred expenses for services provided by the Sub-Administrator of $153,100 and $436,077, respectively, which is included in professional fees on the Consolidated Statements of Operations. As of September 30, 2024 and December 31, 2023, there were $0 and $0 respectively, payable, for expenses incurred for services provided by the Sub-Administrator.

Directors’ Fees

The Company incurs certain fees and expenses paid to the Company’s independent directors (including expenses and costs related to meetings of the independent directors); for the three and nine months ended September 30, 2024, directors’ expenses are $61,510 and $108,750, respectively, as shown on the Consolidated Statements of Operations. For the three and nine months ended September 30, 2023, directors’ expenses are $27,500 and $67,500, respectively, as shown on the Consolidated Statements of Operations. As of September 30, 2024 and December 31, 2023, $35,000 and $23,750 of directors’ expenses remained payable, respectively, which are included in professional fees payable as shown on the Consolidated Statements of Assets and Liabilities.

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

As of September 30, 2024 and December 31, 2023, the Secured Credit Facility commitment amounts were as follows:

	As of September 30, 2024	As of December 31, 2023
Secured Credit Facility Lender	Commitment	Commitment
Webster Bank	$67,500,000	$67,500,000
Blue Ridge Bank	-	25,000,000
Dime Community Bank	25,000,000	-
First Foundation Bank	20,000,000	20,000,000
Mitsubishi HC Capital America, Inc.	20,000,000	20,000,000
Woodforest National Bank	20,000,000	20,000,000
Forbright Bank	-	17,500,000
Peapack-Gladstone Bank	17,000,000	15,000,000
Hanmai Bank	15,500,000	-
Apple Bank	15,000,000	15,000,000
Total Commitment	$200,000,000	$200,000,000

Borrowings can be increased to a maximum of $350 million in accordance with the Secured Credit Facility accordion feature terms and conditions and are limited by various advance rates and concentration limits.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)
(Unaudited)
Note 7. Borrowings (continued)
As of September 30, 2024 and December 31, 2023, the total fair value of the borrowings outstanding under the Secured Credit Facility was $129,500,000 and $176,500,000, respectively. The fair value of the borrowings outstanding under the Secured Credit Facility and the Revolving Credit Line are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.

Inclusive of syndication, agency, and administrative fees paid to Webster, the total annualized cost of capital is estimated to be 8.0%. The Company will also pay a non-utilization fee on the average daily unused amount of the aggregate commitments until the commitment termination date (as defined in the Loan Agreement). As of September 30, 2024, the total commitments under the Secured Credit Facility were $200 million. Proceeds from borrowings under the Secured Credit Facility may be used to finance certain investments, fulfill payment obligations under the Secured Credit Facility, make distributions/payments permitted by the Loan Agreement. All amounts outstanding under the Secured Credit Facility must be repaid by the fourth anniversary of the initial closing of the Secured Credit Facility. The Company’s obligations to the lenders under the Secured Credit Facility are secured by a first priority security interest in substantially all of the Company’s assets, subject to certain exclusions.

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

The components of the Company’s interest expense and other debt financing expenses, average outstanding balances and average stated interest rates (i.e. the rate in effect plus spread) were as follows:

	For the three months ended September 30,
	2024	2023
Interest expense - Secured Credit Facility	$2,718,244	$3,276,457
Unused commitment fees	90,444	50,029
Amortization of deferred financing costs	152,362	142,064
Utilization fees	145,729	263,612
Total interest and other debt financing fees	$3,106,779	$3,732,162
Average debt outstanding	$129,217,391	$160,838,710
Average stated interest rate	8.35%	8.00%

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)
(Unaudited)
Note 7. Borrowings (continued)

	For the nine months ended September 30,
	2024	2023
Interest expense - Secured Credit Facility	$8,960,744	$8,559,805
Interest expense - Revolving Credit Line	-	38,624
Unused commitment fees	209,291	243,936
Amortization of deferred financing costs	437,281	485,547
Utilization fees	603,964	858,421
Total interest and other debt financing fees	$10,211,280	$10,186,333
Average debt outstanding	$145,003,650	$147,891,941
Average stated interest rate	8.23%	7.77%

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

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)
(Unaudited)
Note 8. Income Taxes (continued)

The following table sets forth the tax cost basis and the estimated aggregate gross unrealized appreciation and depreciation from investments for federal income tax purposes as of and for the period ended September 30, 2024 and December 31, 2023:

	As of September 30, 2024	As of December 31, 2023
Tax Cost of Investment	$357,431,797	$378,551,985

	As of September 30, 2024	As of December 31, 2023
Unrealized appreciation	$21,519,150	$20,541,825
Unrealized depreciation	(33,469,663)	(22,100,838)
Net unrealized appreciation/(depreciation) from investments	$(11,950,513)	$(1,559,013)

Note 9. Stock Issuances

As of September 30, 2024 and December 31, 2023, the total number of shares of all classes of capital stock that the Company has the authority to issue was 200,000,000 shares of Common Stock, par value $0.001 per share.

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

For the nine months ended September 30, 2024, the Company entered into subscription agreements (collectively, the “Subscription Agreements”) with new investors, providing for the private placement of common shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase common shares up to the amount of their respective capital commitments on an as-needed basis with a minimum of 8 business days’ prior notice. As of September 30, 2024 and December 31, 2023, the Company had received capital commitments totaling $248,622,762 and $218,337,762, respectively.

As of September 30, 2024, net contributions of $241,446,291 had been made by Stockholders and $7,176,471 remained available to be drawn by the Company.

The following tables summarize the issuance of shares for the nine months ended September 30, 2024 and 2023:

Date	Price per share	Shares Issued	Proceeds
For the nine months ended September 30, 2024:
April 8, 2024	$24.96	250,250	$6,246,250
June 11, 2024	24.79	562,949	13,955,500
September 17, 2024	23.83	717,571	17,099,715
		1,530,770	$37,301,465

Stock issued in connection with dividend reinvestment plan
January 31, 2024	$24.98	120,133	$3,000,821
May 16, 2024	24.95	113,756	2,838,215
August 19, 2024*	23.96	103,753	2,527,833
		337,642	$8,366,869
Total		1,868,412	$45,668,334

* A portion of the DRP distribution is withheld at the offshore feeder for expenses payable at that entity.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)
(Unaudited)
Note 9. Stock Issuances (continued)

Date	Price per share	Shares Issued	Proceeds
For the nine months ended September 30, 2023:
March 21, 2023	$25.31	803,600	$20,339,128
May 15, 2023	25.30	343,695	8,695,501
August 28, 2023	25.49	179,590	4,577,750
		1,326,885	$33,612,379

Stock issued in connection with dividend reinvestment plan
January 26, 2023	$25.34	86,086	$2,181,430
May 5, 2023	25.38	98,060	2,488,754
July 31, 2023	25.56	100,593	2,571,168
		284,739	7,241,352
Total		1,611,624	$40,853,731

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

The following tables summarize the repurchase of shares for the nine months ended September 30, 2024 and 2023.

Quarter Ended	Purchase Price	Shares Repurchased	Amount Paid in Cash
Stock repurchased in connection with tender offer
March 29, 2024	$25.10	192,187.05	$4,823,944
June 28, 2024	24.38	190,664.58	4,648,553
September 30, 2024	24.27	208,792.97	5,067,405
Total		591,644.60	$14,539,902

As of September 30, 2024, the tender offer conducted in the quarter ending September 30, 2024, remains fully payable as shown on the Statements of Assets and Liabilities.

Quarter Ended	Purchase Price	Shares Repurchased	Amount Paid in Cash
Stock repurchased in connection with tender offer
December 31, 2022*	$25.21	108,930.54	$2,746,138
March 31, 2023	25.80	164,813.65	4,252,193
June 30, 2023	26.06	180,211.21	4,696,329
September 30, 2023	26.01	186,750.79	4,857,388
Total		640,706.19	$16,552,048

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

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)
(Unaudited)
Note 10. Discretionary Repurchase of Shares of Common Stock and Distributions (continued)

The following table summarizes the settlement of distributions declared and recorded as of December 31, 2023, April 3, 2024 and July 11, 2024 respectively, and the subsequent payment and issuance of those distributions for the nine months ended September 30, 2024:

Date Declared	Record Date	Payment/Issuance Date	Amount Per Share	Amount Paid in Cash	Amount Settled via Newly Issued Shares	Total
For the nine months ended September 30, 2024
December 31, 2023	December 31, 2023	January 31, 2024	$0.79	$2,961,399	$3,000,821	$5,962,220
April 3, 2024	April 3, 2024	May 16, 2024	0.75	3,061,044	2,838,215	5,899,259
July 11, 2024	July 11, 2024	August 19, 2024	0.63	2,733,750	2,527,833	5,261,583
Total			$2.17	$8,756,193	$8,366,869	$17,123,062

The following table summarizes the settlement of distributions declared and recorded as of December 31, 2022, April 3, 2023, and July 3, 2023 respectively, and the subsequent payment and issuance of those distributions for the nine months ended September 30, 2023:

Date Declared	Record Date	Payment/Issuance Date	Amount Per Share	Amount Paid in Cash	Amount Settled via Newly Issued Shares	Total
For the nine months ended September 30, 2023:
December 31, 2022	December 31, 2022	January 26, 2023	$0.66	$2,169,650	$2,181,430	$4,351,080
April 3, 2023	April 3, 2023	May 5, 2023	0.69	2,485,103	2,488,754	4,973,857
July 3, 2023	July 3, 2023	July 31, 2023	0.69	2,583,154	2,571,168	5,154,322
Total			$2.04	$7,237,907	$7,241,352	$14,479,259

Note 11. Commitments, Contingencies, and Risks

Commitments: As of September 30, 2024 and December 31, 2023, the Company had $13,579,832 and $15,600,970 in outstanding commitments to direct investments and $1,101,695 and $1,101,625 in outstanding commitments to fund investments, respectively.

September 30, 2024	Outstanding Commitments
Direct Investments
The Range NYC, LLC (dba Five Iron Golf)	$6,722,689
Qualified Digital, LLC	6,857,143
Total Direct Investments	$13,579,832

Fund Investments
Madryn Select Opportunities, LP	$1,101,695
Total Fund Investments	$1,101,695

Total	$14,681,527

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

Management believes that the Company’s available cash balance and the balance available to be drawn from the Secured Credit Facility provide sufficient funds to cover its unfunded commitments as of September 30, 2024 and December 31, 2023.

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

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)
(Unaudited)
Note 12. Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2024 and 2023:

	For the nine months ended September 30,
	2024	2023
Per share data:
Net asset value at beginning of period	$24.78	$25.21
Net investment income (loss) (1)	1.96	2.24
Net realized and unrealized gain (loss) (1)	(1.09)	0.02
Net increase (decrease) in net assets resulting from operations (1)	0.87	2.26
Stockholder distributions (2)	(1.38)	(1.02)
Dividend reinvestment plan distributions (2)	(1.06)	(1.02)
Other (3)	1.06	0.58
Net asset value at end of period	$24.27	$26.01
Net assets at end of period	$217,589,070	$196,713,481
Shares outstanding at end of period	8,964,250	7,563,464
Total return (4)	6.81%	11.67%
Ratio/S upplemental data:
Ratio of expenses to average net assets before incentive fees and waivers(5)	10.36%	11.67%
Ratio of expenses to average net assets after incentive fees and before waivers(5)	11.92%	13.80%
Ratio of expenses to average net assets after incentive fees and waivers (5)	11.36%	12.93%
Ratio of net investment income (loss) to average net assets before incentive fees and waivers(5)	11.92%	13.54%
Ratio of net investment income (loss) to average net assets after incentive fees and before waivers(5)	10.35%	11.41%
Ratio of net investment income (loss) to average net assets after incentive fees and waivers(5)	10.91%	12.28%
Portfolio turnover (6)	6.46%	4.59%

(1)	The per share data was derived by using the weighted average shares outstanding during the period presented.
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

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)
(Unaudited)
13. Subsequent Events

The Company has evaluated subsequent events through November 14, 2024, the date on which the consolidated financial statements were issued.

On October 28, 2024, the Company issued a capital call of $25,423,750.

On October 9, 2024, the Company declared a dividend of $0.54 per share to Stockholders of record as of October 9, 2024.

On November 19, 2024, the Company intends to pay a total distribution of $4,840,695, of which $2,556,395 will be paid in cash and $2,284,300 in the form of shares.

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

The following factors are among those that may cause actual results to differ materially from the Company’s forward-looking statements:

•	the Company’s future operating results;

•	changes in the general interest rate environment;

•	inflation could adversely affect the business, results of operations and financial condition of the Company’s portfolio companies;

•	the Company’s business prospects and the prospects of the Company’s prospective portfolio companies;

•	the impact of increased competition;

•	the Company’s contractual arrangements and relationships with third parties;

•	the dependence of the Company’s future success on the general economy and its impact on the industries in which the Company invests;

•	the ability of the Company’s prospective portfolio companies to achieve their objectives;

•	the relative and absolute performance of the Advisor;

•	the ability of the Advisor and its affiliates to retain talented professionals;

•	the Company’s expected financings and investments;

•	the Company’s ability to pay dividends or make distributions;

•	the adequacy of the Company’s cash resources;

•	risks associated with possible disruptions in the Company’s operations or the economy generally due to war, terrorism or other disruptive geopolitical events domestically and/or globally;

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

Board Approval of the Investment Advisory Agreement and Amended and Restated Investment Advisory Agreement:

The Investment Advisory Agreement was initially approved by the Board at a meeting of the Board called, in part, for such purpose, on February 24, 2021. On June 14, 2023, the Company and the Advisor entered into an Amended and Restated Investment Advisory Agreement pursuant to which the Management Fee (as defined in the Investment Advisory Agreement) was reduced from 1.75% to 1.25% per annum of the average of the Company’s total gross assets (excluding cash or cash equivalents but including assets purchased with borrowed amounts). The Income Incentive Fee (as defined in the Investment Advisory Agreement) was reduced from 20.0% to 17.5% of the Company’s Pre-Incentive Fee Net Investment Income (as defined in the Investment Advisory Agreement). The Capital Gains Incentive Fee (as defined in the Investment Advisory Agreement) was reduced from 20.0% to 17.5% of cumulative realized capital gains. The Advisor indicated to the Board of Directors of the Company that this change was proposed to better position the Company to capitalize on the current market dynamics which it believes are compelling for its market strategy, and that there would be no reduction in services provided to the Company in connection with the fee reduction. No other material changes were made to the Investment Advisory Agreement. The Board, including a majority of the directors that are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act, most recently approved the renewal of the Amended and Restated Investment Advisory Agreement on November 13, 2024.

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

Portfolio and Investment Activity:

For the nine months ended September 30, 2024, the Company invested (net of original issue discount) $20,642,363 in two new portfolio companies and invested $2,134,380 in three existing portfolio companies as reflected in the Consolidated Schedule of Investments. For the nine months ended September 30, 2023, the Company invested (net of original issue discount) $ 66,166,847 in seven new portfolio companies and $18,370,033 in twelve existing portfolio companies as reflected in the Consolidated Schedule of Investments.

The Company had $2,181,874 and $47,691,348, respectively, in principal repayments for the three and nine months ended September 30, 2024, of which $48,244,155 was received in cash as of September 30, 2024 (with the remaining balance as the change in receivable from December 31, 2023). The Company had $7,273,540 and $11,019,026, respectively in principal repayments for the three and nine months ended September 30, 2023, of which $11,669,868 was received in cash as of September 30, 2023 (with the remaining balance as the change in receivable from December 31, 2022).

As of September 30, 2024 and December 31, 2023, the Company’s investments consisted of the following:

	September 30, 2024		December 31, 2023
Fair Value:
First Lien Senior Secured Loan	$281,382,082	81.40%	$319,229,009	84.70%
Second Lien Senior Secured Loan	6,118,091	1.80	6,059,372	1.60
Senior Unsecured Notes	3,427,073	1.00	1,384,446	0.40
Preferred Equity Securities	45,273,253	13.10	41,804,395	11.10
Warrants and Other Equity Securities	6,462,674	1.90	5,706,423	1.50
Fund Investments	2,818,111	0.80	2,809,327	0.70
Total	$345,481,284	100.00%	$376,992,972	100.00%

The table below describes investments by industry composition based on fair value as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
Fair Value:
Aerospace & Defense	$7,723,605	2.20%	$7,394,163	2.00%
Chemicals	14,849,999	4.30	14,538,407	3.90
Commercial Services & Supplies	3,809,023	1.10	11,282,346	2.90
Construction & Engineering	58,709,559	17.00	55,540,524	14.70
Consumer Finance	3,427,073	1.00	3,617,879	1.00
Distributors	12,642,737	3.70	13,807,774	3.70
Diversified Consumer Services	102,210	0.00	15,182,176	4.00
Diversified Financials	2,818,111	0.80	2,809,327	0.70
Diversified Telecommunication Services	30,640,946	8.90	30,834,843	8.20
Electrical Equipment	5,613,911	1.60	8,320,050	2.20
Entertainment	14,308,945	4.10	18,478,875	4.90
Food Products	11,197,148	3.20	11,682,654	3.10
Healthcare Providers & Services	41,983,007	12.20	43,324,687	11.50
Hotels, Restaurants & Leisure	4,928,979	1.40	4,909,528	1.30
Household Durables	2,639,774	0.80	2,341,518	0.60
Household Products	4,959,532	1.40	4,465,076	1.20
IT Services	12,792,455	3.70	18,406,891	4.90
Leisure Products	1,726,068	0.50	3,852,760	1.00
Machinery	4,272,225	1.20	4,687,302	1.20
Media	25,382,648	7.30	25,870,278	6.90
Personal Products	4,434,479	1.30	4,457,979	1.20
Professional Services	57,685,435	16.80	36,611,515	9.70
Software	884,752	0.30	7,590,857	2.00
Specialty Retail	6,263,880	1.80	6,367,578	1.70
Trading Companies & Distributors	1,256,884	0.40	10,144,017	2.70
Transportation Infrastructure	10,427,899	3.00	10,473,968	2.80
Total	$345,481,284	100.00%	$376,992,972	100.00%

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

The following table shows the distribution of the Company’s investments on the 1 to 5 investment performance risk rating scale as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments	Investments at Fair Value	Percentage of Total Investments
1	$64,806,707	18.8%	$25,158,510	6.70%
2	189,920,446	54.9	255,233,299	67.70
3	45,219,217	13.1	41,858,365	11.10
4	41,213,146	11.9	52,401,280	13.90
5	4,321,768	1.30	2,341,518	0.60
Total	$345,481,284	100.00%	$376,992,972	100.00%

Results of Operations:

The following tables represent the operating results for the three and nine months ended September 30, 2024 and 2023:

	For the three months ended September 30,
	2024	2023
Total investment income	$9,440,331	$12,991,114
Total expenses	5,660,996	6,951,366
Net investment income before fee waivers	3,779,335	6,039,748
Incentive fee waiver	1,120,588	-
Net investment income after fee waivers	4,899,923	6,039,748
Net realized gain (loss) on investments	-	-
Net change in unrealized gain (loss) on investments	(226,441)	(1,117,559)
Net increase (decrease) in net assets resulting from operations	$4,673,482	$4,922,189

	For the nine months ended September 30,
	2024	2023
Total investment income	$33,456,449	$34,415,243
Total expenses	18,699,217	19,812,329
Net investment income before fee waivers	14,757,232	14,602,914
Management fee waiver	-	552,269
Incentive fee waiver	1,120,588	1,034,565
Net investment income after fee waivers	15,877,820	16,189,748
Net realized gain (loss) on investments	2,034,517	45,283
Net change in unrealized gain (loss) on investments	(10,862,337)	88,174
Net increase (decrease) in net assets resulting from operations	$7,050,000	$16,323,205

Investment Income:

The composition of the Company’s investment income was as follows for the three and nine months ended September 30, 2024 and 2023:

	For the three months ended September 30,
	2024	2023
Non-controlled/non-affiliate investment income
Interest income	$7,576,521	$11,157,418
PIK interest income	615,739	714,064
Dividend income	30,964	960,887
Other income	8,208	3,640
Controlled/affiliate investment income
Interest income	1,069,033	94,531
PIK interest income	139,866	60,574
Dividend income	-	-
Total investment income	$9,440,331	$12,991,114

	For the nine months ended September 30,
	2024	2023
Non-controlled/non-affiliate investment income
Interest income	$27,698,324	$31,031,859
PIK interest income	3,041,693	1,730,753
Dividend income	153,177	1,322,996
Other income	170,192	68,651
Controlled/affiliate investment income
Interest income	1,909,109	152,599
PIK interest income	277,670	60,574
Dividend income	206,284	47,811
Total investment income	$33,456,449	$34,415,243

Operating Expenses:

The composition of the Company’s operating expenses was as follows for the three and nine months ended September 30, 2024 and 2023:

	For the three months ended September 30,
	2024	2023

Interest and other financing fees	$3,106,779	$3,732,162
Management fees (Note 6)	1,078,294	1,165,449
Incentive fees (Note 6)	801,653	1,415,068
Professional fees	384,728	404,968
General and administrative fees	130,727	115,602
Legal expenses	97,305	90,617
Director expenses	61,510	27,500
Expenses	5,660,996	6,951,366
Management fee waiver	-	-
Incentive fee waiver	(1,120,588)	-
Total Expenses	$4,540,408	$6,951,366

	For the nine months ended September 30,
	2024	2023
Interest and other financing fees	$10,211,280	$10,186,333
Management fees (Note 6)	3,306,940	3,978,875
Incentive fees (Note 6)	3,145,659	3,878,026
Professional fees	1,189,807	1,113,595
General and administrative fees	443,769	357,763
Legal expenses	293,012	230,237
Director expenses	108,750	67,500
Expenses	18,699,217	19,812,329
Management fee waiver	-	(552,269)
Incentive fee waiver	(1,120,588)	(1,034,565)
Total Expenses	$17,578,629	$18,225,495

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

To qualify as a RIC under Subchapter M of the Code, the Company must, among other things, meet certain source-of-income and asset diversification requirements.  In addition, to qualify for RIC tax treatment, the Company must distribute to its Stockholders, for each taxable year, at least 90.0% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses.  In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98.0% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one year period ending October 31 in that calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years.  The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4.0% nondeductible U.S. federal excise tax on this income. For the nine months ended September 30, 2024 and for the year ended December 31, 2023, the Company did not record a net expense on the Consolidated Statements of Operations for U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”).  ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements.  ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year.  It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense.  The Company did not record any uncertain income tax positions for the nine months ended September 30, 2024 and the year ended December 31, 2023 on the Consolidated Statements of Assets and Liabilities.

Net Increase (Decrease) in Net Assets Resulting from Operations:

For the three and nine months ended September 30, 2024, the net increase (decrease) in net assets resulting from operations was $4,673,482 and $7,050,000, respectively. Based on the weighted average shares of Common Stock outstanding for the three and nine months ended September 30, 2024, the Company’s per share net increase (decrease) in net assets resulting from operations was $0.55 and $0.87, respectively.

For the three and nine months ended September 30, 2023, the net increase (decrease) in net assets resulting from operations was $4,922,189 and $ 16,323,205, Based on the weighted average shares of Common Stock outstanding for the three and nine months ended September 30, 2023, the Company’s per share net increase (decrease) in net assets resulting from operations was $0.65 and $2.26, respectively.

Financial Condition, Liquidity and Capital Resources:

The Company will generate cash primarily from the net proceeds generated from private offerings, and from cash flows from fees, interest and dividends earned from investments and principal repayments, proceeds from sales of investments and borrowings under the Company’s Secured Credit Facility. The Company’s primary use of funds will be direct credit and equity investments in SMBs, payments of expenses and distributions to holders of the Company’s Common Stock and, to a lesser extent, the Company may invest in limited partnership interests of funds focused on making investments in SMBs. As of September 30, 2024 and December 31, 2023, the Company had approximately $6.0 million and $5.0 million, respectively, in cash on deposit with financial institutions and $129.5 million and $176.5 million, respectively, in debt outstanding.

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

Capital Contributions:

For the three and nine months ended September 30, 2024 and for the year ended December 31, 2023, the Company entered into subscription agreements (collectively, the “Subscription Agreements”) with new investors, providing for the private placement of common shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase common shares up to the amount of their respective capital commitments on an as-needed basis with a minimum of 8 business days’ prior notice. As of September 30, 2024 and December 31, 2023, the Company had received capital commitments totaling $248.6 million and $218.3 million, respectively.

The following tables summarize the issuance of shares for the three and nine months ended September 30, 2024 and 2023:

Date	Price per share	Shares Issued	Proceeds
For the nine months ended September 30, 2024:
April 8, 2024	$24.96	250,250	$6,246,250
June 11, 2024	24.79	562,949	13,955,500
September 17, 2024	23.83	717,571	17,099,715
		1,530,770	$37,301,465

Stock issued in connection with dividend reinvestment plan
January 31, 2024	$24.98	120,133	$3,000,821
May 16, 2024	24.95	113,756	2,838,215
August 19, 2024*	23.96	103,753	2,527,833
		337,642	$8,366,869
Total		1,868,412	$45,668,334

* A portion of the DRP distribution is withheld at the offshore feeder for expenses payable at that entity.

Date	Price per share	Shares Issued	Proceeds
For the nine months ended September 30, 2023:
March 21, 2023	$25.31	803,600	$20,339,128
May 15, 2023	25.30	343,695	8,695,501
August 28, 2023	25.49	179,590	4,577,750
		1,326,885	$33,612,379

Stock issued in connection with dividend reinvestment plan
January 26, 2023	$25.34	86,086	$2,181,430
May 5, 2023	25.38	98,060	2,488,754
July 31, 2023	25.56	100,593	2,571,168
		284,739	7,241,352
Total		1,611,624	$40,853,731

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

The following table summarizes the settlement of distributions declared and recorded as of the nine months ended September 30, 2024 and the subsequent payment and issuance of those distributions for the nine months ended September 30, 2024:

Date Declared	Record Date	Payment/Issuance Date	Amount Per Share	Amount Paid in Cash	Amount Settled via Newly Issued Shares	Total
For the nine months ended September 30, 2024
December 31, 2023	December 31, 2023	January 31, 2024	$0.79	$2,961,399	$3,000,821	$5,962,220
April 3, 2024	April 3, 2024	May 16, 2024	0.75	3,061,044	2,838,215	5,899,259
July 11, 2024	July 11, 2024	August 19, 2024	0.63	2,733,750	2,527,833	5,261,583
Total			$2.17	$8,756,193	$8,366,869	$17,123,062

The following table summarizes the settlement of distributions declared and recorded as of September 30, 2023, respectively, and the subsequent payment and issuance of those distributions for the nine months ended September 30, 2023:

Date Declared	Record Date	Payment/Issuance Date	Amount Per Share	Amount Paid in Cash	Amount Settled via Newly Issued Shares	Total
For the nine months ended September 30, 2023:
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

As of September 30, 2024 and December 31, 2023, the Secured Credit Facility commitment amounts were as follows:

	As of September 30, 2024	As of December 31, 2023
Secured Credit Facility Lender	Commitment	Commitment
Webster Bank	$67,500,000	$67,500,000
Blue Ridge Bank	-	25,000,000
Dime Community Bank	25,000,000	-
First Foundation Bank	20,000,000	20,000,000
Mitsubishi HC Capital America, Inc.	20,000,000	20,000,000
Woodforest National Bank	20,000,000	20,000,000
Forbright Bank	-	17,500,000
Peapack-Gladstone Bank	17,000,000	15,000,000
Hanmai Bank	15,500,000	-
Apple Bank	15,000,000	15,000,000
Total Commitment	$200,000,000	$200,000,000

Borrowings can be increased to a maximum of $350 million in accordance with the Secured Credit Facility accordion feature terms and conditions and are limited by various advance rates and concentration limits.

As of September 30, 2024 and December 31, 2023, the total fair value of the borrowings outstanding under the Secured Credit Facility was $129,500,000  and $176,500,000, respectively.

Inclusive of syndication, agency, and administrative fees paid to Webster, the total annualized cost of capital is estimated to be 8.0%. The Company will also pay a non-utilization fee on the average daily unused amount of the aggregate commitments until the commitment termination date (as defined in the Loan Agreement). As of September 30, 2024, the total commitments under the Secured Credit Facility were $200 million. Proceeds from borrowings under the Secured Credit Facility may be used to finance certain investments, fulfill payment obligations under the Secured Credit Facility, make distributions/payments permitted by the Loan Agreement. All amounts outstanding under the Secured Credit Facility must be repaid by the fourth anniversary of the initial closing of the Secured Credit Facility. The Company’s obligations to the lenders under the Secured Credit Facility are secured by a first priority security interest in substantially all of the Company’s assets, subject to certain exclusions.

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

The fair value of the borrowings outstanding under the Secured Credit Facility and the Revolving Credit Line are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. Interest expense incurred for the three and nine months ended September 30, 2024, totaled $2,718,244 and $8,960,744, respectively, which is included in interest and other financing fees on the Consolidated Statements of Operations. Interest expense incurred for the three and nine months ended September 30, 2023, totaled $3,276,457 and $8,598,429, respectively, which is included in interest and other financing fees on the Statements of Operations. The unused commitment fees, amortization of deferred financing costs, and utilization fees for the three and nine months ended September 30, 2024, amounted to $388,535 and $1,250,536, respectively, which is included in interest and other financing fees on the Consolidated Statements of Operations. The unused commitment fees, amortization of deferred financing costs, and utilization fees for the three and nine months ended September 30, 2023, amounted to $455,705 and $1,587,904, respectively, which is included in interest and other financing fees on the Statements of Operations. The unused fees payable and interest expense payable as of September 30, 2024 and December 31, 2023, are included in the credit facility interest payable on the Consolidated Statements of Assets and Liabilities. The utilization fees payable as of September 30, 2024 and December 31, 2023, are included in other payables on the Consolidated Statements of Assets and Liabilities.

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

Assuming that the Consolidated Statements of Assets and Liabilities as of September 30, 2024, was to remain constant and that we took no actions to alter the Company’s existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change in Interest Rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in net investment income
Down 100 basis points	$(2,660,816)	$(1,295,000)	$(1,365,816)
Down 50 basis points	(1,343,067)	(647,500)	(695,567)
Down 25 basis points	(671,533)	(323,750)	(347,783)
Up 25 basis points	671,533	323,750	347,783
Up 50 basis points	1,348,747	647,500	701,247
Up 100 basis points	2,722,646	1,295,000	1,427,646
Up 200 basis points	5,470,445	2,590,000	2,880,445
Up 300 basis points	8,218,243	3,885,000	4,333,243

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

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2024. It should be noted that any system of controls, regardless of design and execution, can provide only reasonable assurance of achieving the desired control objectives.

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

There have been no material changes during the nine months ended September 30, 2024 to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on April 1, 2024. If any of such changes or risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the value of our securities could decline, and you may lose all or part of your investment.

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

During the fiscal quarter ended September 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

Star Mountain Lower Middle-Market Capital Corp.

Date: November 14, 2024	By:	/s/ Brett A. Hickey
	Name:	Brett A. Hickey
	Title:	Chief Executive Officer and President

Date: November 14, 2024	By:	/s/ Christopher J. Gimbert
	Name:	Christopher J. Gimbert
	Title:	Chief Financial Officer