Form 10-K
period 2024-12-31
Star Mountain Lower Middle-Market Capital Corp
filed 2025-03-31
CIK 1786835

The UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2024, there was no established public market for the registrant’s shares of common stock. As of March 31, 2025, the registrant had 9,857,301 shares of common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to the registrant’s 2025 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the registrant’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

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

The following factors are among those that may cause actual results to differ materially from the Company’s forward-looking statements:

•	the Company’s future operating results;

•	changes in the general interest rate environment;

•	inflation could adversely affect the business, results of operations and financial condition of the Company’s portfolio companies;

•	the Company’s business prospects and the prospects of the Company’s prospective portfolio companies;

•	the impact of increased competition;

•	the Company’s contractual arrangements and relationships with third parties;

•	the dependence of the Company’s future success on the general economy and its impact on the industries in which the Company invests;

•	the ability of the Company’s prospective portfolio companies to achieve their objectives;

•	the relative and absolute performance of the Advisor;

•	the ability of the Advisor and its affiliates to retain talented professionals;

•	the Company’s expected financings and investments;

•	the Company’s ability to pay dividends or make distributions;

•	the adequacy of the Company’s cash resources;

•	risks associated with possible disruptions in the Company’s operations or the economy generally due to war or terrorism or other disruptive geopolitical events domestically and/or globally;

•	geopolitical conflicts, including sanctions and market volatility related to such conflicts, may adversely impact the industries and portfolio companies in which the Company invests;

•	the impact of future acquisitions and divestitures;

•	the Company’s regulatory structure as a business development company (“BDC”) and tax status as a regulated investment company (a “RIC”); and

•	future changes in laws or regulations and conditions in the Company’s operating areas.

PART I

Item 1.	Business

(a)	General Development of Business

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

The Company

The Company has been established by the Advisor to provide investors with access to a diversified portfolio composed primarily of loans with equity upside investments in U.S. small and medium-sized businesses (“SMBs”). The Company is externally managed by Star Mountain Fund Management, LLC, an investment adviser registered with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Star Mountain Fund Management, LLC also serves as the Company’s administrator (in such capacity, the “Administrator”) pursuant to an administration agreement (the “Administration Agreement”). The Administrator has entered into a sub-administration agreement with SS&C Technologies, Inc. (the “Sub-Administrator”), under which the Sub-Administrator provides various accounting and administrative services to the Company.

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

The Board of Directors

The Company’s business and affairs are managed under the direction of the Company’s Board of Directors (the “Board”). The Board consists of five members, three of whom are not “interested persons” of the Company, the Advisor or their respective affiliates as defined in Section 2(a)(19) of the 1940 Act. The Company refers to these individuals as the Company’s “Independent Directors.” The Independent Directors compose a majority of the Company’s Board. Directors who are “interested persons,” as defined in Section 2(a)(19) of the 1940 Act, of the Company or the Advisor are referred to herein as “Interested Directors.” The Board elects the Company’s officers, who serve at the discretion of the Board. The responsibilities of the Company’s Board include quarterly determinations of fair value of the Company’s assets, corporate governance activities, oversight of the Company’s financing arrangements and oversight of the Company’s investment activities. The Board has established an Audit Committee, Nominating and Corporate Governance Committee and an Independent Directors Committee. The scope of each committee’s responsibilities is discussed in greater detail in Item 10 below.

The Advisor

Star Mountain Fund Management, LLC, a Delaware limited liability company, serves as the Advisor of the Company. The Advisor is registered as an investment adviser with the SEC pursuant to the Advisers Act. The Advisor provides certain investment advisory and management services to the Company pursuant to the Amended and Restated Investment Advisory Agreement (as defined below). Star Mountain Fund Management, LLC also serves as the Administrator pursuant to an Administration Agreement between the Company and the Administrator.

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

The Private Offering

The Company has and expects to enter into separate Subscription Agreements with a number of Stockholders for a private offering (the “Private Offering”, each a “Closing,” the first Closing, the “Initial Closing,” and each subsequent Closing, a “Subsequent Closing”). Each Stockholder will make a Capital Commitment to purchase shares of our Common Stock pursuant to the Subscription Agreement. Stockholders will be required to make Capital Contributions to purchase shares of the Company’s Common Stock each time the Company delivers a drawdown notice (as further described below). For the year ended December 31, 2024, the Company held four Subsequent Closings, admitting 114 additional Stockholders including upsize for existing Stockholders with a total Capital Commitment of $273,072,762. For the year ended December 31, 2023, the Company held four Subsequent Closings admitting 97 additional Stockholders including upsize for existing Stockholders with a total Capital Commitment of $23,579,292.

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

All current income and realization proceeds will be retained by the Company and be available for re-investment. Distributions will be made to Stockholders at such times and in such amounts as determined by the Company’s Board. In addition, the Company has adopted a dividend reinvestment program (“DRP”) and each Stockholder will receive dividends in the form of additional shares of the Company’s Common Stock unless they notify the Company that they instead desire to receive cash. If a Stockholder elects to receive dividends in the form of shares, dividend proceeds that otherwise would have been distributed in cash will be retained by the Company for re-investment. Stockholders who elect to receive dividends and other distributions in the form of shares of Common Stock generally are subject to the same U.S. federal tax consequences as Stockholders who elect to receive their distributions in cash; however, such reinvesting investors will not receive cash with which to pay any applicable taxes on re-invested dividends.

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

Repurchases of Shares

Until such time as the Board determines to cause the Company to conduct a Liquidity Event and prior to an IPO, the Company will remain a privately offered BDC and, in the Advisor’s commercially reasonable judgment and subject to the Board’s discretion, will conduct quarterly repurchases of its shares of Common Stock pursuant to written tenders by Stockholders. At the discretion of the Board, the Company commenced a share repurchase program in which the Advisor will, in its commercially reasonable judgment subject to market conditions, cause the Company to offer to repurchase shares from Stockholders on a quarterly basis in an amount not to exceed 2.5% of the Company’s net asset value. Each repurchase offer will generally commence prior to the applicable quarter end repurchase date or as disclosed in the Company’s tender offer. With respect to any such repurchase offer, Stockholders tendering shares must do so by a date specified in the notice describing the terms of the repurchase offer. Notwithstanding the foregoing, pursuant to the terms of any credit facility the Company enters into, the Company may be prohibited from repurchasing its shares of common stock from its investors during a quarter if, in the prior quarter, repurchase requests from the Company’s investors exceed 10% of the Company’s total Capital Commitments.

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

Any share repurchases of the Company will be effected in accordance with applicable law.

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

Senior Securities

As a corporation, the Company will be permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to its Common Stock if the Company’s asset coverage, as defined in the 1940 Act, is at least equal to 150% for indebtedness and 150% for preferred equity immediately after each such issuance. On May 14, 2021, Stockholders of the Company approved the adoption of the 150% threshold pursuant to Section 61(a)(2) of the Investment Company Act and such election became effective that same day. As of December 31, 2024 and December 31, 2023, the Company's asset coverage for total borrowings and other senior securities was 209% and 208%, respectively. In addition, while any preferred stock or publicly traded debt securities are outstanding, the Company may be prohibited from making distributions to its Stockholders or the repurchasing of such securities or shares unless it meets the applicable asset coverage ratios at the time of the distribution or repurchase. The Company may also borrow amounts up to 5% of the value of its total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see, e.g. “Item 1A. Risk Factors – Borrowing Risk.” The 1940 Act imposes limitations on a BDC’s issuance of preferred shares, which are considered “senior securities” subject to the 150% asset coverage requirement described above. In addition, (i) preferred shares must have the same voting rights as the common Stockholders (one share one vote); and (ii) preferred Stockholders must have the right, as a class, to appoint directors to the board of directors.

Code of Ethics

As a BDC, the Company and the Advisor have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code may invest in securities for their personal investment accounts, including securities that may be purchased or held by the Company, so long as such investments are made in accordance with the code’s requirements.

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

For purposes of this discussion, a “U.S. Holder” is a Stockholder, that is, for U.S. federal income tax purposes: (a) an individual who is a citizen or resident of the United States; (b) a corporation created or organized in or under the laws of the United States, any state thereof or the District of Columbia; (c) an estate, the income of which is subject to U.S. federal income taxation regardless of its source; or (d) a trust if a court within the United States can exercise primary supervision over its administration and certain other conditions are met. A “Non-U.S. Holder” is a Stockholder who is not a U.S. Holder.

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

(i)
at least 50% of the value of its total assets is represented by cash and cash items, U.S. government securities, securities of other RICs and “other securities,” provided that such “other securities” shall not include any amount of any one issuer, if the Company’s holdings of such issuer are greater in value than 5% of its total assets or greater than 10% of the outstanding voting securities of such issuer, and

(ii)
no more than 25% of the value of its assets may be invested in the securities (excluding U.S. government securities and securities of other RICs) of any one issuer, or of any two or more issuers that are controlled by the Company and are engaged in the same or similar or related trades or business, or the securities of one or more “qualified publicly traded partnerships.”

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

Investments in below investment grade instruments may present special tax issues for the Company. U.S. federal income tax rules are not entirely clear about issues such as when the Company may cease to accrue interest, original issue discount or market discount, when and to what extent deductions may be taken for bad debts or worthless instruments, how payments received on obligations in default should be allocated between principal and income and whether exchanges of debt obligations in a bankruptcy or workout context are taxable. The Company intends to address these and other issues to the extent necessary in order to seek to ensure that the Company distributes sufficient income to avoid any material U.S. federal income tax or the 4% federal excise tax.

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

A RIC is limited in its ability to deduct expenses in excess of its investment company taxable income. If the Company’s deductible expenses in a given taxable year exceed the Company’s investment company taxable income, the Company may incur a net operating loss for that taxable year. However, a RIC is not permitted to carry forward net operating losses to subsequent taxable years and such net operating losses do not pass through to its U.S. Holders. In addition, deductible expenses can be used only to offset investment company taxable income, not net capital gain. A RIC may not use any net capital losses (that is, the excess of realized capital losses over realized capital gains) to offset its investment company taxable income, but may carry forward such net capital losses, and use them to offset future capital gains, indefinitely. Due to these limits on deductibility of expenses and net capital losses, the Company may for tax purposes have aggregate taxable income for several taxable years that the Company is required to distribute and that is taxable to U.S. Holders even if such taxable income is greater than the net income the Company actually earns during those taxable years. Any underwriting fees paid by the Company are not deductible.

If in any particular taxable year, the Company does not qualify as a RIC or fails to satisfy the 90% distribution requirement, all of the Company’s taxable income (including net capital gains) will be subject to tax at regular corporate rates without any deduction for distributions to Stockholders, and distributions will be taxable to Stockholders as ordinary dividends to the extent of the Company’s current and accumulated earnings and profits. Subject to certain limitations under the Code, such distributions generally would be eligible (i) to be treated as “qualified dividend income” in the case of individual and other non-corporate U.S. Holders and (ii) for the dividends received deduction in the case of corporate U.S. Holders. Distributions in excess of the Company’s current and accumulated earnings and profits would be treated first as a return of capital to the extent of the U.S. Holder’s tax basis, and any remaining distributions would be treated as a capital gain. In addition, the Company could be required to recognize unrealized gains, pay taxes and make distributions (which could be subject to interest charges) before requalifying for taxation as a RIC.

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

Distributions will be treated in the manner described above regardless of whether such distributions are paid in cash or invested in additional shares pursuant to the dividend reinvestment plan. U.S. Holders receiving distributions in the form of additional shares will generally be treated as receiving a distribution in the amount of the fair market value of the distributed shares. The additional shares received by a U.S. Holder pursuant to the dividend reinvestment plan will have a new holding period commencing on the day following the day on which the shares were credited to the U.S. Holder’s account.

If an investor purchases shares shortly before the record date of a distribution, the price of the shares will include the value of the distribution, and the investor will be subject to tax on the distribution even though it represents a return of their investment.

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

If a U.S. Holder sells or exchanges its shares of the Company, the holder will recognize gain or loss equal to the difference between its adjusted basis in the shares sold and the amount received. Any such gain or loss will be treated as a capital gain or loss and will be long-term capital gain or loss if the shares have been held for more than one year. Any loss recognized on a sale or exchange of shares that were held for six months or less will be treated as long-term, rather than short-term, capital loss to the extent of any capital gain distributions previously received (or deemed to be received) thereon. No loss will be allowed on the sale or other disposition of shares if the owner acquires (including pursuant to the dividend reinvestment plan) or enters into a contract or option to acquire securities that are substantially identical to such shares within 30 days before or after the disposition. In such a case, the basis of the securities acquired will be adjusted to reflect the disallowed loss.

From time to time, the Company may offer to repurchase its outstanding shares. U.S. Holders who tender all shares of the Company held, or considered to be held, by them will be treated as having sold their shares and generally will realize a capital gain or loss. If a U.S. Holder tenders fewer than all of its shares or fewer than all shares tendered are repurchased, such U.S. Holder may be treated as having received a taxable dividend upon the tender of its shares. In such a case, there is a risk that non-tendering U.S. Holders, and U.S. Holders who tender some but not all of their shares or fewer than all of whose shares are repurchased, in each case whose percentage interests in the Company increase as a result of such tender, will be treated as having received a taxable distribution from the Company. The extent of such risk will vary depending upon the particular circumstances of the tender offer, and in particular whether such offer is a single and isolated event or is part of a plan for periodically redeeming shares of the Company.

Under U.S. Treasury regulations, if a stockholder recognizes a loss with respect to shares of $2 million or more for an individual stockholder or $10 million or more for a corporate stockholder, the stockholder must file with the IRS a disclosure statement on IRS Form 8886. Direct owners of portfolio securities are in many cases excepted from this reporting requirement, but under current guidance, stockholders of a RIC are not excepted. Future guidance may extend the current exception from this reporting requirement to stockholders of most or all RICs. The fact that a loss is reportable under these regulations does not affect the legal determination of whether the taxpayer’s treatment of the loss is proper. U.S. Holders should consult their tax advisors to determine the applicability of these regulations in light of their individual circumstances.

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

Tax-Exempt Investors. The direct conduct by a tax-exempt U.S. Holder of the activities that the Company is expected to conduct could give rise to “unrelated business taxable income.” However, a BDC is a corporation for U.S. federal income tax purposes and its business activities generally will not be attributed to its Stockholders for purposes of determining treatment under current law. Therefore, a tax-exempt U.S. Holder should not be subject to U.S. federal income taxation solely as a result of the holder’s ownership of the Company’s shares and receipt of dividends that it pays. Moreover, under current law, if the Company incurs indebtedness, such indebtedness will not be attributed to portfolio investors in its stock. Therefore, a tax-exempt U.S. Holder should not be treated as earning income from “debt-financed property” and dividends paid by the Company should not be treated as “unrelated debt-financed income” solely as a result of indebtedness that the Company incurs. Proposals periodically are made to change the treatment of “blocker” investment vehicles interposed between tax-exempt investors and non-qualifying investments. In the event that any such proposals were to be adopted and applied to BDCs, the treatment of dividends payable to tax-exempt investors could be adversely affected.

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

Distributions will be treated in the manner described above regardless of whether such distributions are paid in cash or invested in additional shares pursuant to the dividend reinvestment plan. A Non-U.S. Holder receiving distributions in the form of additional shares will generally be treated as receiving a distribution in the amount of the fair market value of the distributed shares. If the distribution is subject to withholding tax as described above, only the net after-tax amount will be reinvested in additional shares. If the distribution is “effectively connected” with a U.S. trade or business of the Non-U.S. Holder (and, if required by an applicable tax treaty, is attributable to a U.S. permanent establishment of the Non-U.S. Holder), and the Non-U.S. Holder complies with the applicable certification and disclosure requirements, the full amount of the distribution generally will be reinvested in additional shares and will nevertheless be subject to U.S. federal income tax at the rates and in the manner applicable to U.S. persons generally. The additional shares received by a Non-U.S. Holder pursuant to the dividend reinvestment plan will have a new holding period commencing on the day following the day on which the shares were credited to the Non-U.S. Holder’s account.

The Company may be required to withhold from distributions that are otherwise exempt from U.S. federal withholding tax (or taxable at a reduced treaty rate) unless the Non-U.S. Holder certifies his or her foreign status under penalties of perjury or otherwise establishes an exemption.

Non-U.S. Holders may also be subject to U.S. estate tax with respect to their investment in Common Shares.

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

Other Taxation. Stockholders may be subject to state, local and foreign taxes on their distributions from the Company. Stockholders are advised to consult their own tax advisers with respect to the particular tax consequences to them of an investment in the Company.

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

Fiduciary Duty. In deciding upon an investment in the Company, Plan fiduciaries should consider their basic fiduciary duties under ERISA Section 404, which require them to discharge their investment duties prudently and solely in the interests of the Plan participants and beneficiaries. Plan fiduciaries must give appropriate consideration to the role that an investment in the Company would play in the Plan’s overall investment portfolio. In analyzing the prudence of an investment in the Company, special attention should be given to the DOL’s regulation on investment duties (29 C.F.R. § 2550.404a-1). That regulation requires, among other things (i) a determination that each investment is designed reasonably, as part of the portfolio, to further the Plan’s purposes, (ii) an examination of risk and return factors, and (iii) consideration of the portfolio’s composition with regard to diversification, the liquidity and current return of the total portfolio relative to anticipated cash flow needs of the Plan, and the projected return of the total portfolio relative to the Plan’s funding objectives. ERISA also requires a fiduciary to discharge such duties in accordance with the documents governing the Plan insofar as they are consistent with ERISA. Fiduciaries that are considering an investment in the Company should also consider the applicability of the prohibited transaction provisions of ERISA and Section 4975 of the Code to such an investment (as discussed further below) and confirm that such investment will not constitute or result in a prohibited transaction or any other violation of an applicable requirement of ERISA. Neither the Advisor nor the Company or any of their respective affiliates is responsible for determining, and none of them makes any representation regarding, whether the Company’s Common Stock is an appropriate investment for Plans generally or any particular Plan.

Prohibited Transactions. Section 406 of ERISA and Section 4975 of the Code prohibit certain transactions involving the assets of Plans and certain persons, referred to as “parties in interest” under ERISA or “disqualified persons” under Section 4975 of the Code, having certain relationships to such Plans, unless a statutory or administrative exemption is applicable to the transaction.

A purchase of the Company’s Common Stock by a Plan having a relationship with the Advisor or the Company, or any of their respective affiliates could, under certain circumstances, be considered a transaction prohibited under ERISA and/or Section 4975 of the Code. Accordingly, an authorized fiduciary of an investing Plan will be deemed to have represented and agreed, among other things, that the Plan’s purchase and holding of the Company’s Common Stock is not and will not constitute or otherwise result in a non-exempt prohibited transaction.

Plan Assets. Under Section 3(42) of ERISA and regulations issued by the U.S. Department of Labor (the “Plan Asset Regulation”), the assets of the Company will be treated as plan assets if participation by Benefit Plan Investors equals or exceeds 25% of any class of equity of the Company unless another exception under the Plan Asset Regulation applies. The term “Benefit Plan Investor” is generally defined as (a) any employee benefit plan (as defined in Section 3(3) of ERISA), subject to the provisions of Title I of ERISA, (b) any Plan subject to Section 4975 of the Code, and (c) any entity whose underlying assets include Plan assets by reason of a Plan’s investment in the entity. For purposes of the 25% determination, the value of equity interests held by a person (other than a Benefit Plan Investor) that has discretionary authority or control with respect to the assets of the entity or that provides investment advice for a fee (direct or indirect) with respect to such assets (or any affiliate of such person) is disregarded.

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

In addition to the foregoing, the Plan Asset Regulation provides an exception to plan assets treatment where the equity interest purchased by Plans is a “publicly-offered security.” The Plan Asset Regulation defines a “publicly-offered security” as a security that is “freely transferable,” “widely held” and either part of a class of securities registered under the Exchange Act or sold pursuant to an effective Registration Statement under the Securities Act if the securities are registered under the Exchange Act within 120 days after the end of the fiscal year of the issuer during which the public offering occurred. A security is considered “widely held” only if it is part of a class of securities that is owned by 100 or more investors independent of the issuer and of one another. However, a security will not fail to be “widely held” solely because the number of independent investors falls below 100 subsequent to the initial offering as a result of events beyond the issuer’s control. The Plan Asset Regulation provides that whether a security is “freely transferable” is a factual question to be determined on the basis of all relevant facts and circumstances. The Plan Asset Regulation further provides that, where a security is part of an offering in which the minimum investment is $10,000 or less, certain restrictions ordinarily will not, alone or in combination, affect the finding that such securities are “freely transferable.” It is noted that the Plan Asset Regulation only establishes a presumption in favor of the finding of free transferability where the restrictions are consistent with the particular types of restrictions listed in the Plan Asset Regulation. Notwithstanding any of the foregoing, if the Company determines that the Common Stock is considered a “publicly-offered security” for purposes of the Plan Asset Regulation, the Company may thereupon decide to operate on the basis that its assets are not “plan assets” pursuant to the “publicly-offered securities” exception regardless of the number of Benefit Plan Investors owning the Common Stock.

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

Governmental, Church and Non-U.S. Plans. Governmental plans, certain church plans and non-U.S. plans, while not subject to the fiduciary responsibility provisions of ERISA or the provisions of Section 4975 of the Code, may nevertheless be subject to Federal, state, local, non-U.S. or other laws and regulations that are similar to such provisions of ERISA and the Code (“Similar Law”). The Adviser and its affiliates disclaim all responsibility for determining whether an investment in the Company would comply with any such Similar Law for a given investor and expressly disclaim that they have adequately summarized or even identified such considerations. In addition, any investor that is a governmental plan, church plan, or non-U.S. plan may be required to represent that its investment will not subject the Company or the Advisor to any Similar Law. Fiduciaries of such plans should consult with their counsel before purchasing any interests in the Company.

The foregoing discussion of certain aspects of ERISA, Section 4975 of the Code and related matters is based upon ERISA, judicial decisions, U.S. Department of Labor regulations, rulings and opinions in existence on the date hereof, all of which are subject to change and should not be construed as legal advice. This summary is general in nature and does not address every issue that may be applicable to the Company or to a particular investor. Trustees and other fiduciaries of employee benefit plans subject to ERISA should consult with their own counsel with respect to issues arising under ERISA, Section 4975 of the Code and related matters and make their own independent investment decision.

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

•	We have a limited operating history.

•	Shares of the Company’s Common Stock are an illiquid investment.

•	Investments in private and middle-market companies involves a number of significant risks.

•	We are dependent upon Star Mountain’s access to its investment professionals for our success.

•	Economic recessions or downturns could impair the portfolio companies, and defaults by the portfolio companies will harm the Company’s operating results.

•	Changes in the general interest rate environment may adversely affect the value of the financial obligations to be held or issued by us.

•	Inflation could adversely affect the business, results of operations and financial condition of the Company’s portfolio companies.

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

•	The information and technology systems of the Company, the Advisor and their respective service providers may be vulnerable to cyber-attacks.

•	Stockholders may be subject to significant adverse consequences in the event such a Stockholder defaults on its capital commitment to the Company.

•	There is no public market for shares of our common stock, and we do not expect there to be a market for our shares.

•	Geopolitical conflicts, including sanctions and market volatility related to such conflicts, may adversely impact the industries and portfolio companies in which the Company invests.

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

Limited Operating History

The Company has a limited operating history. There can be no assurance that the results achieved by similar strategies managed by Star Mountain or its affiliates will be achieved for the Company. Past performance should not be relied upon as an indication of future results. Moreover, the Company is subject to all of the business risks and uncertainties associated with any new business, including the risk that it will not achieve its investment objectives and that the value of a Stockholder’s investment could decline substantially or that the Stockholder will suffer a complete loss of its investment in the Company.

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

Limited Collaboration History of the Members of the Management Team

The Company has a limited operating history. The members of the management team, including the Investment Committee, have been collaborating with each other as an investment management team for a relatively short period of time. There may be a period of time required for newer management team members to familiarize themselves with the working formats and styles of the other members. Failure to adequately do so may result in slower capital deployment and lower rates of return to Stockholders. In addition, there can be no assurance that all members of the management team will remain officers or employees of the Advisor, and additional officers and employees may be added to the Management team during the term of the Company.

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

Changes in the General Interest Rate Environment May Affect Net Investment Income

A reduction in the interest rates on new investments relative to interest rates on current investments could have an adverse impact on the Company’s net interest income. However, an increase in interest rates could decrease the value of any investments the Company holds which earn fixed interest rates, including subordinated loans, senior and junior secured and unsecured debt securities and loans and high yield bonds, and also could increase the Company’s interest expense, thereby decreasing its net income. Also, an increase in interest rates available to investors could make an investment in the Company’s shares of Common Stock less attractive if the Company is not able to increase its dividend rate, which could reduce the value of an investment in the Company’s shares of Common Stock. Further, rising interest rates could also adversely affect the Company’s performance if such increases cause the Company’s borrowing costs to rise at a rate in excess of the rate that its investments yield.

Changing interest rates may have unpredictable effects on markets, may result in heightened market volatility and may detract from the Company’s performance to the extent the Company is exposed to such interest rates and/or volatility. In periods of rising interest rates, to the extent the Company borrows money subject to a floating interest rate, the Company’s cost of funds would increase, which could reduce its net investment income. Further, rising interest rates could also adversely affect the Company’s performance if such increases cause the Company’s borrowing costs to rise at a rate in excess of the rate that its investments yield.

If general interest rates rise, there is a risk that the portfolio companies in which the Company makes floating rate investments will be unable to pay escalating interest amounts, which could result in a default under their loan documents. Rising interest rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. In addition, rising interest rates may increase pressure on the Company to provide fixed rate loans to its portfolio companies, which could adversely affect the Company’s net investment income, as increases in its cost of borrowed funds would not be accompanied by increased interest income from such fixed-rate investments.

A change in the general level of interest rates can be expected to lead to a change in the interest rates the Company receives on many of its debt investments. Accordingly, a change in the interest rate could make it easier for the Company to meet or exceed the performance threshold in the Advisory Agreement and may result in a substantial increase in the amount of incentive fees payable to the Advisor, even though Stockholders’ returns have not increased at the same rate.

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

The success of any hedging transactions the Company may enter into will depend on the Company’s ability to correctly predict movements in currencies and interest rates. Therefore, while the Company may enter into such transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates may result in poorer overall investment performance than if the Company had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, the Company may not seek to (or be able to) establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent the Company from achieving the intended hedge and expose it to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations. For the years ended December 31, 2024 and 2023 the Company has not engaged in hedging transactions.

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

Political, Social and Economic Uncertainty

U.S. and non-U.S. markets could experience political uncertainty and/or change that subjects investments to heightened risks. These heightened risks could include: increased risk of default (by both government and private issuers); greater social, trade, economic and political instability (including the risk of war or terrorist activity); greater governmental involvement in the economy; greater governmental supervision and regulation of the securities markets and market participants resulting in increased expenses related to compliance; greater fluctuations in currency exchange rates; controls or restrictions on foreign investment and/or trade, capital controls and limitations on repatriation of invested capital and on the ability to exchange currencies; inability to purchase and sell investments or otherwise settle security or derivative transactions (i.e., a market freeze); unavailability of currency hedging techniques; and slower clearance.

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

Use of Artificial Intelligence

Artificial intelligence, including machine learning and similar tools and technologies that collect, aggregate, analyze or generate data or other materials, or collectively, AI, and its current and potential future applications including in the private investment and financial industries, as well as the legal and regulatory frameworks within which AI operates, continue to rapidly evolve.

Recent technological advances in AI pose risks to the Company, the Advisor, and our Portfolio Investments. The Company and its Portfolio Investments could also be exposed to the risks of AI if third-party service providers or any counterparties, whether or not known to the Company, also use AI in their business activities. We and our portfolio companies may not be in a position to control the use of AI technology in third-party products or services.

Use of AI could include the input of confidential information in contravention of applicable policies, contractual or other obligations or restrictions, resulting in such confidential information becoming part accessible by other third-party AI applications and users. While the Advisor does not currently use AI to make investment recommendations, the use of AI could also exacerbate or create new and unpredictable risks to our business, the Advisor’s business, and the business of our portfolio companies, including by potentially significantly disrupting the markets in which we and our portfolio companies operate or subjecting us, our portfolio companies and the Advisor to increased competition and regulation, which could materially and adversely affect business, financial condition or results of operations of us, our portfolio companies and the Adviser. In addition, the use of AI by bad actors could heighten the sophistication and effectiveness of cyber and security attacks experienced by our portfolio companies and the Advisor.

Independent of its context of use, AI technology is generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to incorporate all relevant data into the model that AI technology utilizes to operate. Certain data in such models will inevitably contain a degree of inaccuracy and error—potentially materially so—and could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of AI technology. To the extent that we or our Portfolio Investments are exposed to the risks of AI use, any such inaccuracies or errors could have adverse impacts on the Company or our investments.

AI technology and its applications, including in the private investment and financial sectors, continue to develop rapidly, and it is impossible to predict the future risks that may arise from such developments.

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

Management’s Role in Cybersecurity Risk Management

The Company’s management, including the Company’s CCO, and the Chief Technology Officer of the Administrator, manage the Company’s cybersecurity program. The CCO of the Company oversees the Company’s oversight function generally and relies on the Administrator’s Chief Technology Officer to assist with assessing and managing material risks from cybersecurity threats. The Administrator’s Chief Technology Officer has twenty years of experience in actively managing cybersecurity and information security programs for financial services companies with complex information systems. The CCO has been responsible for this oversight function as CCO to the Company for over two years and has worked in the financial services industry for more than seven years, during which time the CCO has gained expertise in assessing and managing risk applicable to the Company.

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

Holders

As of December 31, 2024 there were 471 Stockholders of the Company.

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

All current income and realization proceeds are retained by the Company and are available for re-investment. Distributions will be made to Stockholders at such times and in such amounts as determined by the Company’s Board. In addition, the Company has adopted a dividend reinvestment program (“DRP”) and each Stockholder will receive dividends in the form of additional shares of the Company’s Common Stock unless they notify the Company that they instead desire to receive cash. If a Stockholder elects to receive dividends in the form of shares, dividend proceeds that otherwise would have been distributed in cash will be retained by the Company for re-investment. Stockholders who elect to receive dividends and other distributions in the form of shares of Common Stock generally are subject to the same U.S. federal tax consequences as Stockholders who elect to receive their distributions in cash; however, such reinvesting investors will not receive cash with which to pay any applicable taxes on re-invested dividends.

Unregistered Sales of Equity Securities

Except as previously reported by the Company on its current reports on Form 8-K, the Company did not sell any securities during the period covered by this Annual Report that were not registered under the Securities Act.

Issuer Purchases of Equity Securities

On December 2, 2024, the Company commenced a tender offer (the “December 2024 Tender Offer”) pursuant to which the Company offered to repurchase up to 224,106.251 shares tendered prior to December 31, 2024. 702,832.379 shares were validly tendered and not properly withdrawn prior to the expiration of the December 2024 Tender Offer. The Company accepted for purchase a total of 224,106.251 Shares on a pro rata basis in accordance with the terms of the December 2024 Tender Offer, at a purchase price per share equal to $25.08, the Company’s NAV per share as of December 31, 2024.

The following table sets forth information regarding repurchases of the Company’s common stock during the three months ended December 31, 2024.

	Total Number of Shares Purchased	Average Price per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
October 1, 2024 - October 31, 2024	-	-	-
November 1, 2024 - November 30, 2024	-	-	-
December 1, 2024 - December 31, 2024	224,106.25	25.08	224,106.25

Total	224,106.25		224,106.25

ITEM 6.	[Reserved]

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Company’s investments are subject to a number of risks. See “Part I. Item 1A. Risk Factors.”

Portfolio and Investment Activity:

For the year ended December 31, 2024, the Company invested (net of original issue discount) $41,468,116 in four new portfolio companies and $7,250,270 in six existing portfolio companies as reflected in the Consolidated Schedule of Investments. For the year ended December 31, 2023, the Company invested (net of original issue discount) $66,166,847 in seven new portfolio companies and $24,468,986 in twenty eight existing portfolio companies as reflected in the Consolidated Schedule of Investments.

The Company had $55,141,222 in principal repayments for the year ended December 31, 2024, of which $55,868,590 was received in cash as of December 31, 2024 (with the remaining balance as the change in receivable from December 31, 2023). The Company had $15,326,502 in principal repayments for the year ended December 31, 2023, of which $15,101,932 was received in cash as of December 31, 2023 (with the remaining balance as the change in receivable from December 31, 2022). The Company had $10,570,051 in principal repayments for the year ended December 31, 2022, of which $10,026,750 was received in cash as of December 31, 2022 (with the remaining balance as the change in receivable from December 31, 2021).

As of December 31, 2024 and December 31, 2023, the Company’s investments consisted of the following:

	December 31, 2024		December 31, 2023
Fair Value:
First Lien Senior Secured Loan	$304,120,042	80.50%	$319,229,009	84.70%
Second Lien Senior Secured Loan	6,034,048	1.60	6,059,372	1.60
Senior Secured Notes	341,103	0.10	-	-
Senior Unsecured Notes	3,427,073	0.90	1,384,446	0.40
Preferred Equity Securities	53,603,056	14.20	41,804,395	11.10
Warrants and Other Equity Securities	7,426,377	2.00	5,706,423	1.50
Fund Investments	2,688,619	0.70	2,809,327	0.70
Total	$377,640,318	100.00%	$376,992,972	100.00%

The table below describes investments by industry composition based on fair value as of December 31, 2024 and December 31, 2023:

	December 31, 2024		December 31, 2023
Fair Value:
Aerospace & Defense	$8,103,579	2.10%	$7,394,163	2.00%
Chemicals	14,812,499	3.90	14,538,407	3.90
Commercial Services & Supplies	3,908,639	1.00	11,282,346	2.90
Construction & Engineering	83,705,436	22.30	55,540,524	14.70
Consumer Finance	3,427,073	0.90	3,617,879	1.00
Distributors	13,163,459	3.50	13,807,774	3.70
Diversified Consumer Services	-	-	15,182,176	4.00
Diversified Financials	2,688,619	0.70	2,809,327	0.70
Diversified Telecommunication Services	23,137,607	6.10	30,834,843	8.20
Electrical Equipment	5,729,737	1.50	8,320,050	2.20
Entertainment	14,317,635	3.80	18,478,875	4.90
Food Products	11,608,503	3.10	11,682,654	3.10
Healthcare Providers & Services	41,162,604	10.90	43,324,687	11.50
Hotels, Restaurants & Leisure	4,910,952	1.30	4,909,528	1.30
Household Durables	3,057,209	0.80	2,341,518	0.60
Household Products	4,990,960	1.30	4,465,076	1.20
IT Services	12,558,929	3.30	18,406,891	4.90
Leisure Products	3,230,877	0.90	3,852,760	1.00
Machinery	4,217,950	1.10	4,687,302	1.20
Media	26,926,042	7.10	25,870,278	6.90
Personal Products	4,404,301	1.20	4,457,979	1.20
Professional Services	58,307,390	15.40	36,611,515	9.70
Software	965,151	0.30	7,590,857	2.00
Specialty Retail	6,703,118	1.80	6,367,578	1.70
Trading Companies & Distributors	11,262,596	3.00	10,144,017	2.70
Transportation Infrastructure	10,339,453	2.70	10,473,968	2.80
Total	$377,640,318	100.00%	$376,992,972	100.00%

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

The following table shows the distribution of the Company’s investments on the 1 to 5 investment performance risk rating scale as of December 31, 2024 and December 31, 2023:

	December 31, 2024		December 31, 2023
Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments	Investments at Fair Value	Percentage of Total Investments
1	$59,536,590	15.80%	$25,158,510	6.70%
2	216,885,848	57.40	255,233,299	67.70
3	46,456,529	12.30	41,858,365	11.10
4	50,022,148	13.20	52,401,280	13.90
5	4,739,203	1.30	2,341,518	0.60
Total	$377,640,318	100.00%	$376,992,972	100.00%

Results of Operations:

The following table represents the operating results for the years ended December 31, 2024, 2023 and 2022:

	For the year ended
	December 31, 2024	December 31, 2023	December 31, 2022
Total investment income	$44,187,596	$47,362,351	$21,975,603
Total expenses	24,906,237	26,854,649	13,673,237
Net investment income before fee waivers and excise taxes	19,281,359	20,507,702	8,302,366
Management fee waiver	-	633,649	279,725
Incentive fee waiver	1,283,530	1,034,565	2,185,968
Excise tax expense	37,907	-	-
Net investment income after fee waivers and excise taxes	20,526,982	22,175,916	10,768,059
Net realized gain (loss) on investments	3,899,990	45,283	43,607
Net change in unrealized gain (loss) on investments	552,900	(3,449,646)	(817,733)
Benefit (provision) for taxes on unrealized appreciation (depreciation) on investments	(6,094,196)	-	-
Net increase (decrease) in net assets resulting from operations	$18,885,676	$18,771,553	$9,993,933

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

Investment Income:

The composition of the Company’s investment income was as follows for the years ended December 31, 2024, 2023 and 2022:

	For the year ended
	December 31, 2024	December 31, 2023	December 31, 2022
Non-controlled/non-affiliate investment income
Interest income	$35,518,530	$42,194,403	$20,937,595
PIK interest income	4,069,038	3,099,419	495,426
Dividend income	839,055	1,498,864	181,458
Other income	188,222	159,915	257,368
Controlled/affiliate investment income
Interest income	2,896,720	253,540	103,756
PIK interest income	469,747	90,372	-
Dividend income	206,284	47,811	-
Other income	-	18,027	-
Total investment income	$44,187,596	$47,362,351	$21,975,603

Operating Expenses:

The composition of the Company’s operating expenses was as follows for the years ended December 31, 2024, 2023 and 2022:

	For the year ended
	December 31, 2024	December 31, 2023	December 31, 2022
Interest and other financing fees	$12,745,236	$14,194,984	$5,798,315
Management fees (Note 6)	4,464,449	5,183,339	3,467,163
Incentive fees (Note 6)	4,097,254	4,996,040	1,960,085
Professional fees	2,460,268	1,525,307	1,356,001
General and administrative fees	612,444	535,638	609,391
Legal expenses	382,836	328,091	393,131
Director expenses	143,750	91,250	89,151
Total expenses before fee waiver and excise tax expense	24,906,237	26,854,649	13,673,237
Management fee waiver	-	(633,649)	(279,725)
Incentive fee waiver	(1,283,530)	(1,034,565)	(2,185,968)
Excise tax expense	37,907	-	-
Total Expenses	$23,660,614	$25,186,435	$11,207,544

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

To qualify as a RIC under Subchapter M of the Code, the Company must, among other things, meet certain source-of-income and asset diversification requirements.  In addition, to qualify for RIC tax treatment, the Company must distribute to its Stockholders, for each taxable year, at least 90.0% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses.  In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98.0% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one year period ending October 31 in that calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years and on which the Company paid no U.S. federal income tax. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4.0% nondeductible U.S. federal excise tax on this income. For the year ended December 31, 2024, the Company recorded a $37,907 net expense on the Consolidated Statements of Operations for U.S. federal excise tax. For the years ended December 31, 2023 and 2022, the Company did not record a net expense on the Consolidated Statements of Operations for U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”).  ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements.  ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year.  It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. For the year ended December 31, 2024, the Company recorded a $6,094,196 deferred tax liability for the unrealized appreciation of investments held in the Holding Company. The Company did not record any uncertain income tax positions for the years ended December 31, 2023 and 2022 on the Consolidated Statements of Assets and Liabilities.

Net Increase (Decrease) in Net Assets Resulting from Operations:

For the years ended December 31, 2024, 2023 and 2022, the net increase (decrease) in net assets resulting from operations was $18,885,676, $18,771,553 and $9,993,933, respectively. Based on the weighted average shares of Common Stock outstanding for the years ended December 31, 2024, 2023 and 2022, the Company’s per share net increase (decrease) in net assets resulting from operations was $2.23, $2.56 and $2.29, respectively.

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

Financial Condition, Liquidity and Capital Resources:

The Company will generate cash primarily from the net proceeds generated from private offerings, and from cash flows from fees, interest and dividends earned from investments and principal repayments, proceeds from sales of investments and borrowings under the Company’s Secured Credit Facility. The Company’s primary use of funds will be direct credit and equity investments in SMBs, payments of expenses and distributions to holders of the Company’s Common Stock and, to a lesser extent, the Company may invest in limited partnership interests of funds focused on making investments in SMBs. As of December 31, 2024 and December 31, 2023, the Company had approximately $4.0 million and $5.0 million, respectively, in cash on deposit with financial institutions and $122.5 million and $176.5 million, respectively, in debt outstanding.

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

Capital Contributions:

For the years ended December 31, 2024, 2023 and 2022, the Company entered into subscription agreements (collectively, the “Subscription Agreements”) with new investors, providing for the private placement of common shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase common shares up to the amount of their respective capital commitments on an as-needed basis with a minimum of 8 business days’ prior notice. As of December 31, 2024 and December 31, 2023, the Company had received capital commitments totaling $273.1 million and $218.3 million, respectively.

The following tables summarize the issuance of shares for the years ended December 31, 2024, 2023 and 2022:

Date	Price per share	Shares Issued	Proceeds
For the year ended December 31, 2024:
April 8, 2024	$24.96	250,250	$6,246,250
June 11, 2024	24.79	562,949	13,955,500
September 17, 2024	23.83	717,571	17,099,715
December 19, 2024	24.37	1,027,031	25,028,750
		2,557,801	$62,330,215

Stock issued in connection with dividend reinvestment plan
January 31, 2024	$24.98	120,133	$3,000,821
May 16, 2024	24.95	113,756	2,838,215
August 19, 2024	23.96	103,753	2,527,833
November 19, 2024	24.43	90,839	2,178,007
		428,481	$10,544,876
Total		2,986,282	$72,875,091

Date	Price per share	Shares Issued	Proceeds
For the year ended December 31, 2023:
March 21, 2023	$25.31	803,600	$20,339,128
May 15, 2023	25.30	343,695	8,695,500
August 28, 2023	25.49	179,590	4,577,750
December 8, 2023	25.41	198,169	5,035,468
		1,525,054	$38,647,846

Stock issued in connection with dividend reinvestment plan
January 26, 2023	$25.34	86,086	$2,181,430
May 5, 2023	25.38	98,060	2,488,754
July 31, 2023	25.56	100,593	2,571,168
November 10, 2023	25.55	114,935	2,936,599
		399,674	$10,177,951
Total		1,924,728	$48,825,797

Date	Price per share	Shares Issued	Proceeds
For the year ended December 31, 2022:
March 25, 2022	$25.59	708,935	$18,142,000
April 21, 2022	25.73	446,880	11,448,234
September 12, 2022	25.58	441,121	11,283,885
November 22, 2022	25.25	2,186,113	55,199,312
		3,783,049	$96,073,431

Stock issued in connection with dividend reinvestment plan
January 14, 2022	$25.32	24,306	$615,437
May 20, 2022	25.64	21,875	560,883
July 29, 2022	25.51	36,141	921,955
November 4, 2022	25.34	49,212	1,247,052
		131,534	3,345,327
Total		3,914,583	$99,418,758

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

The Company has adopted an “opt out” dividend reinvestment program (“DRP”) for Stockholders. When a distribution is declared, Stockholders’ cash distributions will automatically be reinvested in additional shares of Common Stock unless a Stockholder specifically “opts out” of the Company’s DRP. Stockholders may opt out of the Company’s DRP by providing notice twenty (20) business days in advance of the distribution payment date.

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

The following tables summarize the settlement of distributions declared and recorded for the years ended December 31, 2024, 2023 and 2022:

Date Declared	Record Date	Payment/Issuance Date	Amount Per Share	Amount Paid in Cash	Amount Settled via Newly Issued Shares	Total
For the year ended December 31, 2024
April 3, 2024	April 3, 2024	May 16, 2024	$0.75	$3,061,044	$2,838,215	$5,899,259
July 11, 2024	July 11, 2024	August 19, 2024	0.63	2,733,750	2,527,833	5,261,583
October 4, 2024	October 4, 2024	November 19, 2024	0.54	2,592,284	2,178,007	4,770,291
December 31, 2024	December 31, 2024	January 31, 2025	0.54	2,624,675	2,698,096	5,322,771
Total			$2.46	$11,011,753	$10,242,151	$21,253,904

As of December 31, 2024, $5,332,771 of distributions declared and recorded remained payable as shown in distributions payable on the Consolidated Statements of Assets and Liabilities. As of December 31, 2024, $10,544,876 of distributions as shown in stock issued in connection with the Company’s dividend reinvestment program on the Statements of Changes in Net Assets includes the effect of distributions payable as of December 31, 2023.

Date Declared	Record Date	Payment/Issuance Date	Amount Per Share	Amount Paid in Cash	Amount Settled via Newly Issued Shares	Total
For the year ended December 31, 2023:
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

Contractual Obligations:

Advisory Agreement; Administration Agreement

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

The Company’s original investment advisory agreement (the “Original Investment Advisory Agreement”) was initially approved by the Board at a meeting of the Board called, in part, for such purpose, on February 24, 2021. On June 14, 2023, the Company and the Advisor entered into the Amended and Restated Investment Advisory Agreement (the “Advisory Agreement) pursuant to which the Management Fee (as defined in the Advisory Agreement) was reduced from 1.75% to 1.25% per annum of the average of the Company’s total gross assets (excluding cash or cash equivalents but including assets purchased with borrowed amounts). The Income Incentive Fee (as defined in the Advisory Agreement) was reduced from 20.0% to 17.5% of the Company’s Pre-Incentive Fee Net Investment Income (as defined in the Advisory Agreement). The Capital Gains Incentive Fee (as defined in the Investment Advisory Agreement) was reduced from 20.0% to 17.5% of cumulative realized capital gains. The Advisor indicated to the Board of Directors of the Company that this change was proposed to better position the Company to capitalize on the current market dynamics which it believes are compelling for its market strategy, and that there would be no reduction in services provided to the Company in connection with the fee reduction. No other material changes were made to the Original Investment Advisory Agreement. The Board, including a majority of the directors that are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act, most recently approved the renewal of the Advisory Agreement on November 13, 2024.

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

See “Note 6. Transactions with Related Parties” to our Consolidated Financial Statements for additional information regarding the Advisory Agreement, the Administration Agreement, and the fee arrangements thereunder.

Credit Agreements

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

As of December 31, 2024 and December 31, 2023, the Secured Credit Facility commitment amounts were as follows:

Secured Credit Facility Lender	As of December 31, 2024 Commitment	As of December 31, 2023 Commitment
Webster Bank	$67,500,000	$67,500,000
Blue Ridge Bank	-	25,000,000
Dime Community Bank	25,000,000	-
First Foundation Bank	20,000,000	20,000,000
Mitsubishi HC Capital America, Inc.	20,000,000	20,000,000
Woodforest National Bank	20,000,000	20,000,000
Forbright Bank	-	17,500,000
Peapack-Gladstone Bank	17,000,000	15,000,000
Hanmai Bank	15,500,000	-
Apple Bank	15,000,000	15,000,000
Total Commitment	$200,000,000	$200,000,000

Borrowings can be increased to a maximum of $350 million in accordance with the Secured Credit Facility accordion feature terms and conditions and are limited by various advance rates and concentration limits.

As of December 31, 2024 and December 31, 2023, the total fair value of the borrowings outstanding under the Secured Credit Facility was $122,500,000 and $176,500,000, respectively.

Inclusive of syndication, agency, and administrative fees paid to Webster, the total annualized cost of capital is estimated to be 8.0%. The Company will also pay a non-utilization fee on the average daily unused amount of the aggregate commitments until the commitment termination date (as defined in the Loan Agreement). As of December 31, 2024, the total commitments under the Secured Credit Facility were $200 million. Proceeds from borrowings under the Secured Credit Facility may be used to finance certain investments, fulfill payment obligations under the Secured Credit Facility, make distributions/payments permitted by the Loan Agreement. All amounts outstanding under the Secured Credit Facility must be repaid by the fourth anniversary of the initial closing of the Secured Credit Facility. The Company’s obligations to the lenders under the Secured Credit Facility are secured by a first priority security interest in substantially all of the Company’s assets, subject to certain exclusions.

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

	For the year ended
	December 31, 2024	December 31, 2023	December 31, 2022
Interest expense - Secured Credit Facility	$11,099,472	$12,108,069	$4,222,007
Interest expense - Revolving Credit Line	-	38,624	433,472
Unused commitment fees	322,139	278,783	277,339
Amortization of deferred financing costs	593,706	627,611	440,322
Utilization fees	729,919	1,141,897	425,175
Total interest and other debt financing fees	$12,745,236	$14,194,984	$5,798,315
Average debt outstanding	$136,628,415	$154,152,055	$90,928,767
Average stated interest rate	8.10%	7.88%	5.12%

The unused fees payable and interest expense payable as of December 31, 2024 and December 31, 2023 are included in the credit facility interest payable on the Consolidated Statements of Assets and Liabilities. The utilization fees payable as of December 31, 2024 and December 31, 2023 are included in other payables on the Consolidated Statements of Assets and Liabilities.

See “Note 7. Borrowings” to our Consolidated Financial Statements for additional information regarding the credit agreements and the fee arrangement thereunder.

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

Valuation of Portfolio Investments:

Investments for which market quotations are readily available are typically valued at those market quotations. To validate market quotations, the Company utilizes a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available are valued quarterly at fair value as determined in good faith by the Board, based on, among other considerations, the input of the Advisor, the Company’s Audit Committee and two independent third-party valuation firms, engaged at the direction of the Board.

The Board oversees a multi-step valuation process, which includes, among other procedures, the following:

•
the quarterly valuation process commences with each portfolio company or investment being initially evaluated by the investment professionals of the Advisor responsible for the monitoring of the portfolio investment;

•
the Advisor’s Valuation Committee reviews the valuations provided by the independent third-party valuation firms and develops a valuation recommendation. Valuation recommendations are presented to the audit committee of the Board;

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

The use of these valuation models requires significant estimation and judgment by the Advisor. The Advisor uses two third-party valuation firms to ensure fair values are determined on an independent basis. While the Company believes its valuation methods are appropriate, other market participants may value identical assets differently than the Company at the measurement date. The methods used by the Company may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. The Company may also have risk associated with its concentration of investments in certain geographic regions and industries.

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

The Company is subject to financial market risks, including changes in interest rates. The Company invests primarily in illiquid debt securities of private companies. Most of the Company’s investments do not have a readily available market price, and the Company values these investments at fair value as determined in good faith by the Board, based on, among other considerations, the input of the Advisor, the Company’s Audit Committee and two independent third-party valuation firms, engaged at the direction of the Board in accordance with the Company’s valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each Portfolio Investment while employing a consistently applied valuation process for the types of investments the Company makes.

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

In addition, the transition from LIBOR to SOFR, Sterling Overnight Index Average (“SONIA”) and the adoption of these or other alternative reference rates may also introduce operational risks in our accounting, financial reporting, loan servicing, liability management and other aspects of our business.

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

Assuming that the Consolidated Statements of Assets and Liabilities as of December 31, 2024 was to remain constant and that we took no actions to alter the Company’s existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change in Interest Rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in net investment income
Down 100 basis points	$(2,920,456)	$(1,225,000)	$(1,695,456)
Down 50 basis points	(1,469,619)	(612,500)	(857,119)
Down 25 basis points	(740,808)	(306,250)	(434,558)
Up 25 basis points	740,808	306,250	434,558
Up 50 basis points	1,481,617	612,500	869,117
Up 100 basis points	2,980,893	1,225,000	1,755,893
Up 200 basis points	6,002,006	2,450,000	3,552,006
Up 300 basis points	9,023,119	3,675,000	5,348,119

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

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2024. It should be noted that any system of controls, regardless of design and execution, can provide only reasonable assurance of achieving the desired control objectives.

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

Management of the Company (with participation of the Chief Executive Officer and Chief Financial Officer) conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.

Attestation Report of the Registered Public Accounting Firm

This annual report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of the Company’s internal control over financial reporting as of December 31, 2024 pursuant to the rules of the SEC that permit us to provide only management's report in this annual report on Form 10-K.

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

During the fiscal quarter ended December 31, 2024, none of the Directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.

On March 26, 2025, Stephen B. Paras resigned as Director and Managing Director of the Company. Mr. Paras’ decision to resign from the Board was not due to any dispute or disagreement with the Company, or any matter relating to the Company’s operations, policies or practices. On March 26, 2025, the Board, in order to fill the newly created directorship that resulted from Mr. Paras’ resignation and upon the recommendation of its Nominating and Governance Committee, appointed Curtis Glovier as a Director of the Company, effective as of March 26, 2025.

Mr. Glovier’s leadership experience includes being a former Department Head and Investment Committee Member within the Credit Business of Fortress Investment Group ($48 billion in AUM as of 12/31/23), serving as Chairman of the Board of three companies and as a board member for numerous financial services, industrial, business services, communications, and technology companies.  Mr. Glovier previously served as Chairman, CEO and President of PENSCO Trust Company, a specialty custodian of alternative investments for retirement accounts with over $16 billion in assets under custody, owned by publicly-traded Opus Bank, later acquired by Pacific Premier Bancorp (NASDAQ: PPBI). He also served as Opus Bank’s Senior Executive Vice President where he headed wealth services and served as Managing Partner & lead Investment Committee Member of Opus Equity Partners, an SBIC lower middle-market private investment fund. Previously, Mr. Glovier had a nearly 10-year career as a Managing Director & Investment Committee member at Fortress Investment Group where he led private equity and debt investments in several industries with a focus on financial services.

Mr. Glovier started his career as a consultant at The Boston Consulting Group and then worked in the investment banking leveraged finance and M&A departments at Goldman Sachs. He then transitioned into alternative investments upon joining Nassau Capital, a private investment firm that managed over $2 billion of alternatives for its sole client, the Princeton University Investment Company. At Nassau, he focused on direct investments in companies across a variety of industries and stages ranging from venture capital to private equity.  Mr. Glovier next moved to Perseus, a nearly $2 billion AUM diversified lower middle-market private equity firm headquartered in Washington, DC, where he rose to co-lead the buyout group in the New York City office.

Mr. Glovier serves on the Board of Governors of the International Tennis Hall of Fame, is a Board Advisor to Cornerstone Advisors and is a Senior Investment Advisor at Grafine Partners. Prior boards include the Retirement Industry Trust Association, comprised of the largest independent custodians in the U.S.  Mr. Glovier received a BA in Economics, cum laude, from Princeton University, as well as a Masters of Economic Studies from James Cook University as a Rotary International Scholar, and an MBA, as a Palmer Scholar, from the Wharton School of The University of Pennsylvania. Mr. Glovier is FINRA Series 24, 79, 63 and 7 licensed.

There is no arrangement or understanding between Mr. Glovier and any other person pursuant to which he was appointed as an Interested Director of the Company. Further, with regard to Mr. Glovier, there are no transactions since the beginning of the Company’s last fiscal year, or any currently proposed transaction, in which the Company is a participant that would require disclosure under Item 404(a) of Regulation S-K promulgated by the Securities and Exchange Commission. Mr. Glovier is an Interested Director because of his positions as Strategic Investment & Portfolio Officer with the Advisor. The initial term of Mr. Glovier as a Director will expire at the 2026 Annual Meeting of Stockholders.

ITEM 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The Company and the Advisor have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code may invest in securities for their personal investment accounts, including securities that may be purchased or held by the Company, so long as such investments are made in accordance with the code’s requirements.

A copy of our Code of Ethics is filed as an exhibit to this Annual Report on Form 10-K and is available without charge upon written request to the Company, Star Mountain Lower Middle-Market Capital Corp., 140 E. 45th Street, 37th Floor, New York, NY 10017.

The Company has adopted an Insider Trading Policy applicable to any directors, officers, or employees of the Company, the Advisor, or of any of their affiliates or subsidiaries, that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations. A copy of the Insider Trading Policy has been filed as an exhibit to this Annual Report on Form 10-K.

Except as set forth above, the information required by this Item with respect to our directors, executive officers and corporate governance matters is incorporated by reference from our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. We expect to file our definitive Proxy Statement with the SEC within 120 days after the date of our fiscal year-end, which was December 31, 2024.

ITEM 11.	Executive Compensation

The information required by this Item with respect to compensation of executive officers and directors is incorporated by reference from our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. We expect to file our definitive Proxy Statement with the SEC within 120 days after the date of our fiscal year-end, which was December 31, 2024.

The Company did not grant awards of stock options, stock appreciation rights or similar option-like instruments during the fiscal year ended December 31, 2024. Accordingly, we have nothing to report under Item 402(x) of Regulation S-K.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item with respect to security ownership of certain beneficial owners and management is incorporated by reference from our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. We expect to file our definitive Proxy Statement with the SEC within 120 days after the date of our fiscal year-end, which was December 31, 2024.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item with respect to certain relationships and related transactions and director independence is incorporated by reference from our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. We expect to file our definitive Proxy Statement with the SEC within 120 days after the date of our fiscal year-end, which was December 31, 2024.

ITEM 14.	Principal Accountant Fees and Services

The information required by this Item with respect to principal accountant fees and services is incorporated by reference from our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. We expect to file our definitive Proxy Statement with the SEC within 120 days after the date of our fiscal year-end, which was December 31, 2024.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2024 (and are numbered in accordance with Item 601 of Regulation S-K).

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
10.9
Second Amendment to Loan and Servicing Agreement, dated as of September 16, 2022, by and among the Company, as Borrower, and Webster Bank, N.A. (f/k/a Sterling National Bank), as Collateral Agent, Administrative Agent, Swing Lender, and Sole Lead Arranger, and the Lenders party thereto (13)

10.10
Fourth Amendment to Loan and Servicing Agreement, dated as of May 9, 2024, by and among the Company, as Borrower, and Webster Bank, N.A. (f/k/a Sterling National Bank), as Collateral Agent, Administrative Agent, Swing Lender, and Sole Lead Arranger, and the Lenders party thereto (14)

14.1	Code of Ethics *
19.1	Insider Trading Policy (15)
21.1	List of Subsidiaries **
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Date File because XBRL tags are embedded within the Inline XBRL document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

(1)	Previously filed as Exhibit 3.1 to the Company’s Registration Statement on Form 10 (File No. 000-56259), filed with the SEC on May 7, 2021.
(2)	Previously filed as Exhibit 10.4 to the Company’s Registration Statement on Form 10 (File No. 000-56259), filed with the SEC on May 7, 2021.

(3)	Previously filed as Exhibit 3.2 to the Company’s Registration Statement on Form 10 (File No. 000-56259), filed with the SEC on May 7, 2021.
(4)	Previously filed as Exhibit 10.3 to the Company’s Registration Statement on Form 10 (File No. 000-56259), filed with the SEC on May 7, 2021.
(5)	Previously filed as Exhibit 10.1 to the Company’s Registration Statement on Form 10 (File No. 000-56259), filed with the SEC on May 7, 2021.
(6)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 16, 2023.
(7)	Previously filed as Exhibit 10.2 to the Company’s Registration Statement on Form 10 (File No. 000-56259), filed with the SEC on May 7, 2021.
(8)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 15, 2021.
(9)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 12, 2021.
(10)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 14, 2022.
(11)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 12, 2022.
(12)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 23, 2022.
(13)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 20, 2022.
(14)	Previously filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 15, 2024.
(15)	Incorporated by reference to Exhibit 14.1 filed herewith.
*	Filed herewith
**	Furnished herewith

(a) (1) and (2) Consolidated Financial Statements and Schedules

See the Index to Consolidated Financial Statements at page F-1 of this report.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Star Mountain Lower Middle-Market Capital Corp.
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of assets and liabilities of Star Mountain Lower Middle-Market Capital Corp., (the “Company”), including the consolidated schedules of investments, as of December 31, 2024 and December 31, 2023, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and December 31, 2023, and the results of its operations, changes in its net assets, and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
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
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2024 and December 31, 2023, by correspondence with the custodian, brokers, portfolio companies and others; when replies were not received from brokers or others, we performed other auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2021.

New York, New York
March 31, 2025

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Consolidated Statements of Assets and Liabilities

	December 31, 2024	December 31, 2023
ASSETS
Non-controlled/non-affiliate investments at fair value (amortized cost of $325,265,220 and $370,712,305 as of December 31, 2024 and December 31, 2023, respectively)	$326,959,520	$367,622,559
Controlled/affiliate investments at fair value (amortized cost of $52,910,374 and $7,368,843 as of December 31, 2024 and December 31, 2023, respectively)	50,680,798	9,370,413
Cash	4,028,665	5,045,540
Interest receivable	3,887,028	3,291,794
Deferred financing cost	2,169,211	846,916
Paydown receivable	341,471	1,068,839
Prepaid expenses	6,748	-
Total assets	388,073,441	387,246,061

LIABILITIES

Credit facility payable	122,500,000	176,500,000
Deferred tax liabilities	6,094,196	-
Redemptions payable	5,637,890	4,700,693
Distributions payable	5,322,771	6,073,111
Incentive fees payable, net of fee waivers (Note 6)	2,813,724	3,961,476
Credit facility interest payable	2,267,199	3,645,612
Management fees payable, net of fee waivers (Note 6)	1,157,509	1,121,412
Professional fees payable	434,744	308,137
Other payables	900,145	368,999
Reimbursement expense payable	77,275	79,070
Legal fees payable	37,883	26,962
Total liabilities	147,243,336	196,785,472

Commitments and contingencies (Note 11)

Net assets	$240,830,105	$190,460,589

NET ASSETS
Common shares, $0.001 par value (200,000,000 shares authorized, 9,857,301 and 7,687,482 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively)	$9,858	$7,688
Contribution receivable	-	(110,891)
Additional paid-in capital	246,622,366	191,646,036
Accumulated undistributed (overdistributed) earnings	(5,802,119)	(1,082,244)
Total net assets	$240,830,105	$190,460,589

Net asset value per share	$24.43	$24.78

See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Consolidated Statements of Operations

	For the year ended
	December 31, 2024	December 31, 2023	December 31, 2022
Non-controlled/non-affiliate investment income:
Interest income	$35,518,530	$42,194,403	$20,937,595
PIK interest income	4,069,038	3,099,419	495,426
Dividend income	839,055	1,498,864	181,458
Other income	188,222	159,915	257,368
Controlled/affiliate investment income:
Interest income	2,896,720	253,540	103,756
PIK interest income	469,747	90,372	-
Dividend income	206,284	47,811	-
Other income	-	18,027	-
Total investment income:	44,187,596	47,362,351	21,975,603

Operating expenses:
Interest and other financing fees	12,745,236	14,194,984	5,798,315
Incentive fees (Note 6)	4,097,254	4,996,040	1,960,085
Management fees (Note 6)	4,464,449	5,183,339	3,467,163
Professional fees	2,460,268	1,525,307	1,356,001
General and administrative fees	612,444	535,638	609,391
Legal expenses	382,836	328,091	393,131
Director expenses	143,750	91,250	89,151
Total expenses before fee waivers	24,906,237	26,854,649	13,673,237
Management fee waiver (Note 6)	-	(633,649)	(279,725)
Incentive fee waiver (Note 6)	(1,283,530)	(1,034,565)	(2,185,968)
Total expenses after fee waivers	23,622,707	25,186,435	11,207,544
Net investment income before income tax	20,564,889	22,175,916	10,768,059
Excise tax expense	37,907	-	-
Net investment income	20,526,982	22,175,916	10,768,059

Net gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliate investments	3,899,990	45,283	43,607
Net realized gain (loss) on investments	3,899,990	45,283	43,607

Net change in unrealized gain (loss):
Non-controlled/non-affiliate investments	4,784,046	(5,454,105)	(803,113)
Controlled/affiliate investments	(4,231,146)	2,004,459	(14,620)
Net change in unrealized gain (loss) on investments	552,900	(3,449,646)	(817,733)

Net gain (loss)	4,452,890	(3,404,363)	(774,126)

Benefit (provision) for taxes on unrealized appreciation (depreciation) on investments	(6,094,196)	-	-

Net increase (decrease) in net assets resulting from operations	$18,885,676	$18,771,553	$9,993,933

Per common share data:
Net investment income per share - basic and diluted	$2.42	$3.02	$2.47
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$2.23	$2.56	$2.29
Weighted average shares outstanding - basic and diluted	8,480,833	7,349,990	4,351,453

See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Consolidated Statements of Changes in Net Assets

	Common Stock			Accumulated undistributed
	Number of shares	Par value of shares	Additional paid- in capital	(overdistributed) earnings	Total net assets
For the year ended December 31, 2022
Balance, December 31, 2021	2,777,449	$2,777	$67,021,165	$3,138,185	$70,162,127
Net investment income	-	-	-	10,768,059	10,768,059
Net realized gain (loss)	-	-	-	43,607	43,607
Net change in unrealized gain (loss) on investments	-	-	-	(817,733)	(817,733)
Issuance of common shares	3,783,049	3,783	96,069,648	-	96,073,431
Contribution receivable	-	-	(110,891)	-	(110,891)
Purchases of shares in repurchase offer	(99,486)	(99)	(2,564,654)	-	(2,564,753)
Distributions declared to stockholders	-	-	-	(10,682,401)	(10,682,401)
Stock issued in connection with dividend reinvestment plan	131,534	132	3,345,195	-	3,345,327
Return of capital and other tax related adjustments	-	-	202,722	(202,722)	-
Balance, December 31, 2022	6,592,546	$6,593	$163,963,185	$2,246,995	$166,216,773

For the year ended December 31, 2023
Balance, December 31, 2022	6,592,546	$6,593	$163,963,185	$2,246,995	$166,216,773
Net investment income	-	-	-	22,175,916	22,175,916
Net realized gain (loss)	-	-	-	45,283	45,283
Net change in unrealized gain (loss) on investments	-	-	-	(3,449,646)	(3,449,646)
Issuance of common shares	1,525,054	1,525	38,646,321	-	38,647,846
Purchases of shares in repurchase offer	(829,792)	(830)	(21,251,912)	-	(21,252,742)
Distributions declared to stockholders	-	-	-	(22,100,792)	(22,100,792)
Stock issued in connection with dividend reinvestment plan	399,674	400	10,177,551	-	10,177,951
Balance, December 31, 2023	7,687,482	$7,688	$191,535,145	$(1,082,244)	$190,460,589

For the year ended December 31, 2024
Balance, December 31, 2023	7,687,482	$7,688	$191,535,145	$(1,082,244)	$190,460,589
Net investment income	-	-	-	20,526,982	20,526,982
Net realized gain (loss)	-	-	-	3,899,990	3,899,990
Net change in unrealized gain (loss) on investments	-	-	-	552,900	552,900
Benefit (provision) for taxes on unrealized appreciation (depreciation) on investments	-	-	-	(6,094,196)	(6,094,196)
Issuance of common shares	2,557,801	2,558	62,327,657	-	62,330,215
Contribution receivable	-	-	110,891	-	110,891
Purchases of shares in repurchase offer	(816,463)	(816)	(20,176,977)	-	(20,177,793)
Distributions declared to stockholders	-	-	-	(21,324,349)	(21,324,349)
Stock issued in connection with dividend reinvestment plan	428,481	428	10,544,448	-	10,544,876
Return of capital and other tax related adjustments	-	-	2,281,202	(2,281,202)	-
Balance, December 31, 2024	9,857,301	$9,858	$246,622,366	$(5,802,119)	$240,830,105

See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Consolidated Statements of Cash Flows

	For the year ended
	December 31, 2024	December 31, 2023	December 31, 2022
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$18,885,676	$18,771,553	$9,993,933
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided (used in) operating activities:
Net realized (gain) loss on investments	(3,899,990)	(45,283)	(43,607)
Net change in unrealized (gain) loss on investments	(552,900)	3,449,646	817,733
Net accretion of discounts and amortization of premiums	(1,015,506)	(1,382,244)	(862,570)
Purchases of investments	(51,077,026)	(90,635,833)	(217,512,647)
Proceeds from sales of investments	5,295,629	2,679,712	7,971,150
Proceeds from principal payments	55,868,600	15,101,932	10,026,750
Amortization of deferred financing costs	593,706	627,611	440,322
Payment-in-kind interest income	(4,538,785)	(3,189,791)	(495,426)
Changes in operating assets and liabilities:
Interest receivable	(595,234)	(418,765)	(2,242,657)
Prepaid expenses	(6,748)	-	-
Management fees payable, net of fee waivers (Note 6)	36,097	71,420	292,472
Incentive fees payable, net of fee waivers (Note 6)	(1,147,821)	3,961,476	(225,883)
Credit facility interest payable	(1,378,413)	1,362,066	2,111,450
Deferred tax liabilities	6,094,196	-	-
Other payables	531,146	181,769	46,821
Professional fees payable	126,607	113,061	83,824
Legal fees payable	10,921	585	1,245
Reimbursement expense payable	(1,795)	43,193	35,877
Net cash provided by (used in) operating activities	23,228,429	(49,307,892)	(189,561,213)

Cash flows from financing activities:
Proceeds from issuance of common shares	62,330,215	38,647,846	96,073,431
Payments in repurchase of shares	(19,240,596)	(16,552,049)	(2,564,753)
Proceeds from credit facility	49,000,000	96,000,000	188,000,000
Repayments of credit facility	(103,000,000)	(72,500,000)	(69,000,000)
Distributions paid	(11,418,922)	(10,200,810)	(4,263,621)
Deferred financing and debt issuance costs paid	(1,916,001)	-	(1,623,630)
Net cash provided by (used in) financing activities	(24,245,304)	35,394,987	206,028,351

Net increase (decrease) in cash	(1,016,875)	(13,912,905)	16,467,138
Cash, beginning of period	5,045,540	18,958,445	2,491,307
Cash, end of period	$4,028,665	$5,045,540	$18,958,445

Supplemental disclosures of cash flow information:
Interest received in kind	$4,538,785	$3,189,791	$495,426

Shares issued from dividend reinvestment plan (see Note 10)	$10,544,876	$10,177,951	$3,345,327

Supplemental Information:
Cash paid for interest	$12,509,009	$10,626,030	$2,731,891
Cash paid for federal income taxes	$147,404	$-	$-

 See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Consolidated Schedule of Investments
December 31, 2024

Portfolio Company (1)(2)(3)(4)(5)(6)	Footnotes	Spread Above Index (7)	Interest Rate	Acquisition Date	Maturity	Principal,Shares, Units	Amortized Cost(8)	Fair Value (9)	% of Net Assets
Investments
Non-controlled/non-affiliate investments
First lien senior secured term loan
Aerospace & Defense
Consolidated Machine & Tool Holdings, LLC	(17)(19)(22)	S+11.01%	15.32%	1/15/2020	1/15/2025	6,092,878	$5,946,311	$5,431,800	2.3
Consolidated Machine & Tool Holdings, LLC	(17)(19)(22)	S+12.01%	16.32%	1/19/2023	1/15/2025	1,294,243	1,263,109	1,153,818	0.5
Consolidated Machine & Tool Holdings, LLC	(13)(19)(22)	-	20.00% PIK	11/22/2023	1/15/2025	708,154	697,699	708,154	0.3
Consolidated Machine & Tool Holdings, LLC	(13)(19)	-	11.00%	5/22/2024	6/30/2025	885,615	869,176	777,659	0.3
						8,980,890	8,776,295	8,071,431	3.4
Chemicals
Douglas Products and Packaging Company, LLC	(10)(16)	S+6.90%	11.23%	9/20/2023	9/20/2028	14,812,500	14,623,342	14,812,499	6.2
						14,812,500	14,623,342	14,812,499	6.2
Commercial Services & Supplies
Swyft AcquireCo LLC (dba Swyft Filings)	(15)(16)	S+2.75%	7.08%	12/20/2021	12/20/2027	292,443	291,514	288,290	0.1
Swyft AcquireCo LLC (dba Swyft Filings)	(10)(16)	S+5.50%	9.83%	12/20/2021	12/20/2027	3,682,383	3,643,596	3,425,353	1.4
						3,974,826	3,935,110	3,713,643	1.5
Construction & Engineering
DCCM, LLC	(17)	S+6.76% Cash + 1.00% PIK	11.07% Cash + 1.00% PIK	8/6/2021	12/30/2026	18,148,579	17,949,974	18,232,063	7.5
Fremont-Wright, LLC	(16)	S+9.10%	13.43%	12/2/2020	6/30/2026	4,155,709	4,155,654	4,155,709	1.7
Kelso Industries	(17)(18)	S+5.75%	10.06%	12/31/2024	12/30/2029	13,000,000	12,740,177	12,740,177	5.3
MechanAir, LLC	(17)	S+10.80%	10.57% Cash + 4.53% PIK	9/2/2021	9/2/2026	13,203,004	13,072,674	13,203,004	5.5
MechanAir, LLC	(13)	-	18.00% PIK	12/15/2023	9/2/2026	509,104	509,104	504,726	0.2
Versar Inc.	(10)(17)	S+8.10%	12.41%	8/4/2023	8/4/2028	10,000,000	9,658,174	9,996,000	4.2
Vertical Mechanical Group, LLC	(10)(17)	S+7.76%	12.07%	5/12/2023	5/12/2028	7,428,571	7,234,557	7,428,571	3.1
						66,444,967	65,320,314	66,260,250	27.5
Distributors
48forty Intermediate Holdings, Inc.	(16)	S+5.10% PIK + 2.00% Cash	9.43% PIK + 2.00% Cash	10/11/2022	11/30/2029	14,817,041	14,323,723	13,163,459	5.5
						14,817,041	14,323,723	13,163,459	5.5
Diversified Telecommunication Services
Gridsource Incorporated, LLC	(17)	S+8.50% Cash + 2.00% PIK	12.81% Cash + 2.00% PIK	12/16/2022	3/9/2028	14,104,180	13,779,867	13,894,028	5.8
						14,104,180	13,779,867	13,894,028	5.8
Electrical Equipment
Masterwork Electronics, Inc.	(17)(19)(22)	S+7.65%	11.96% PIK	11/17/2022	11/17/2027	8,840,576	8,676,598	5,410,433	2.2
Masterwork Electronics, Inc.	(15)(17)(19)(22)	S+7.65%	11.96% PIK	11/17/2022	11/17/2027	521,739	521,739	319,304	0.1
						9,362,315	9,198,337	5,729,737	2.3
Entertainment
Chicken Soup For The Soul, LLC	(16)(19)(23)	S+8.60%	12.93%	10/29/2021	3/31/2024	6,380,856	6,380,856	1,681,994	0.7
Linden Research, Inc. (dba Linden Labs)	(10)(17)	S+7.26% Cash + 3.25% PIK	11.57% Cash + 3.25% PIK	12/31/2020	12/31/2025	4,702,225	4,630,079	4,702,225	2.0
NW Entertainment, LLC	(17)	S+7.76%	12.07%	11/4/2022	11/4/2027	6,235,769	6,135,904	6,175,905	2.6
						17,318,850	17,146,839	12,560,124	5.3
Healthcare Providers & Services
BB-HH Platform, Inc. (dba Preferred Care Home Health)	(10)(17)	S+7.00% Cash + 1.50% PIK	11.31% Cash + 1.50% PIK	5/16/2023	5/16/2028	6,791,230	6,694,095	6,791,230	2.8
IPA Intermediate Co., LLC (dba Integrated Pain Associates)	(17)	S+8.01%	12.32%	1/9/2023	1/9/2028	11,096,086	10,864,449	11,096,086	4.6
Klein Hersh, LLC	(10)(17)	S+7.76%	4.49% Cash	4/27/2022	4/27/2027	17,468,922	16,895,893	14,530,649	6.0
Nurses Staffing, LLC (dba Nurses 24/7)	(17)	S+7.00% Cash + 3.00% PIK	11.31% Cash + 3.00% PIK	5/26/2023	8/26/2028	5,787,937	5,684,377	5,665,232	2.4
						41,144,175	40,138,814	38,083,197	15.8
Hotels, Restaurants & Leisure
The Range NYC, LLC (dba Five Iron Golf)	(17)(18)	S+7.61%	11.92%	9/15/2022	9/15/2027	4,928,571	4,819,417	4,876,329	2.0
						4,928,571	4,819,417	4,876,329	2.0
Household Durables
SkyBell Technologies, Inc.	(19)(22)	0.00% Cash + 0.00% PIK	0.00% Cash + 0.00% PIK	12/13/2019	12/13/2024	4,597,307	4,534,757	3,057,209	1.3
						4,597,307	4,534,757	3,057,209	1.3
Household Products
Coop Home Goods LLC (dba Coop Home Goods)	(10)(17)	S+8.26%	12.57%	6/18/2021	6/18/2026	4,373,103	4,339,971	4,373,103	1.8
						4,373,103	4,339,971	4,373,103	1.8
IT Services
CSI IT, LLC (dba Consulting Solutions)	(17)	S+10.76%	15.07%	1/29/2021	1/29/2026	12,558,929	12,433,640	12,558,929	5.2
						12,558,929	12,433,640	12,558,929	5.2
Machinery
Texas Contract Manufacturing Group, Inc.	(17)	S+12.11%	16.42%	4/27/2022	4/27/2027	4,605,541	4,547,261	3,968,595	1.6
						4,605,541	4,547,261	3,968,595	1.6
Media
PadSquad, LLC	(10)(17)	S+5.50%	9.81%	3/30/2022	3/30/2027	2,704,113	2,676,832	2,704,113	1.1
Trailer Park Group Holdings LLC	(10)(17)	S+6.76% + 1.50% PIK	11.07% Cash + 1.50% PIK	8/2/2021	8/2/2026	14,790,995	14,572,105	14,517,362	6.0
						17,495,108	17,248,937	17,221,475	7.1
Personal Products
Japonesque, LLC	(10)(17)	S+8.18%	12.49%	11/23/2021	11/23/2026	4,404,301	4,360,968	4,404,301	1.8
						4,404,301	4,360,968	4,404,301	1.8
Professional Services
Jefferson Consulting Group, LLC	(10)(17)	S+5.75%	10.06%	7/1/2024	7/1/2029	8,461,538	8,303,804	8,303,804	3.4
NSC Technologies, LLC	(10)(17)	S+8.26%	12.57%	4/26/2019	10/26/2026	4,148,472	4,121,315	4,117,773	1.7
PQT Ayaquhs, LLC (dba WWC Global)	(17)	S+7.26%	11.78%	8/1/2022	8/1/2027	7,409,274	7,311,194	7,483,367	3.1
Qualified Digital, LLC	(17)(18)	S+7.00%	11.31%	7/30/2024	7/30/2029	9,097,143	8,793,352	8,793,352	3.7
						29,116,427	28,529,665	28,698,296	11.9
Specialty Retail
Clearview Systems, LLC (dba Rip-It)	(10)(17)	S+10.65%	14.96% Cash + 6.50% PIK	10/11/2022	10/10/2027	6,703,118	6,609,366	6,703,118	2.8
						6,703,118	6,609,366	6,703,118	2.8
Trading Companies & Distributors
Ambient Enterprises Holdco LLC	(17)(18)	S+5.75%	10.07%	12/31/2024	6/30/2030	6,436,872	6,327,097	6,327,097	2.6
Ambient Enterprises Holdco LLC	(17)(18)	S+5.75%	10.07%	12/31/2024	6/30/2030	1,789,397	1,758,861	1,758,861	0.7
						8,226,269	8,085,958	8,085,958	3.3
Transportation Infrastructure
TCP Acquisition, LLC (dba HighStar Traffic)	(17)	S+7.50%	11.81%	7/26/2022	7/26/2027	10,339,453	10,193,719	10,339,453	4.3
						10,339,453	10,193,719	10,339,453	4.3
Total first lien senior secured term loan							292,946,300	280,575,134	116.4

See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Consolidated Schedule of Investments – (continued)
December 31, 2024

Portfolio Company (1)(2)(3)(4)(5)(6)	Footnotes	Spread Above Index (7)	Interest Rate	Acquisition Date	Maturity	Principal, Shares, Units	Amortized Cost (8)	Fair Value (9)	% of Net Assets
Second lien senior secured loan
Professional Services
CorTech, LLC	(17)	S+6.35%	10.66%	3/13/2020	9/30/2025	6,155,951	$6,148,061	$6,034,048	2.5%
						6,155,951	6,148,061	6,034,048	2.5
Total second lien term loan							6,148,061	6,034,048	2.5

Senior unsecured notes	(24)
Electrical Equipment
HH Masterwork Intermediate, Inc.	(19)(22)	-	17.00% PIK	11/17/2022	5/17/2028	2,155,820	2,033,098	-	0.0
						2,155,820	2,033,098	-	0.0
Total senior unsecured notes							2,033,098	-	0.0

Preferred equity securities	(12)(24)
Commercial Services and Supplies
Swyft Filings Holdings, LLC	(13)(20)(21)	-	8.00% PIK	12/20/2021	-	192,444	183,612	194,996	0.1
						192,444	183,612	194,996	0.1
Construction & Engineering
MechanAir Holdings, LLC	(13)(21)	-	13.50% PIK	9/2/2021	-	1,704	1,703,499	2,193,365	0.9
Vertical Mechanical Group Holdings, LLC	(21)	-	-	5/12/2023	-	185,714	1,857,143	4,828,571	2.0
						187,418	3,560,642	7,021,936	2.9
Diversified Telecommunication Services
Gridsource Holdings, LLC	(21)	-	8.00% PIK	3/9/2023	-	3,959,977	799,597	907,386	0.4
						3,959,977	799,597	907,386	0.4
Entertainment
NW Entertainment, LLC	(21)	-	10.00% PIK	11/4/2022	-	1,183	1,134,428	1,385,764	0.6
						1,183	1,134,428	1,385,764	0.6
Healthcare Providers & Services
IPA Investors, LP (dba Integrated Pain Associates)	(21)	-	8.00% PIK	1/9/2023	-	1,953	2,029,287	1,918,048	0.8
						1,953	2,029,287	1,918,048	0.8
Media
Channel Factory Holdings, LLC	(13)(21)	-	5.00% Cash + 5.00% PIK	8/27/2020	-	2,381,867	2,442,592	5,552,308	2.3
PadSquad Holdings, LLC	(13)(21)	-	6.00% Cash + 6.00% PIK	3/30/2022	-	720,767	1,964,204	3,379,270	1.4
Trailer Park Group Holdings, LLC Class A-1 Units	(13)(21)	-	15.00% PIK	12/19/2023	-	40,888	73,599	110,402	0.0
Trailer Park Group Holdings LLC - Class A Units	(13)(21)	-	8.00% PIK	8/2/2021	-	371,822	367,108	662,587	0.3
						3,515,344	4,847,503	9,704,567	4.0
Professional Services
Hometown Holdings JV, LLC (dba BWG Strategy)	(13)(21)	-	-	12/24/2020	-	666,667	659,761	877,600	0.4
JCFV Holdings, LLC	(21)	-	-	7/1/2024	-	415,916	1,538,462	1,538,462	0.6
PQT Ayaquhs, LLC (dba WWC Global)	(13)(21)	-	10.50% PIK	8/1/2022	-	5,774	1,064,516	4,528,036	1.8
SPC QD SM, LP	(21)	-	-	7/30/2024	-	38	2,000,000	2,000,000	0.8
						1,088,395	5,262,739	8,944,098	3.6
Software
PureCars Technologies, LLC	(13)(21)	-	8.00% PIK	4/17/2019	-	592	267,013	234,876	0.1
						592	267,013	234,876	0.1
Total preferred equity securities							18,084,821	30,311,671	12.5

Warrants and other equity securities	(12)(24)
Aerospace & Defense
Consolidated Machine & Tool Holdings, LLC	(14)(21)	-	-	1/15/2020	-	176	142,485	-	0.0
Consolidated Machine & Tool Holdings, LLC		-	-	1/15/2020	-	1,178	-	32,148	0.0
						1,354	142,485	32,148	0.0
Construction & Engineering
DCCM, LLC	(21)	-	-	8/6/2021	-	897	939,949	3,501,210	1.5
Fremont-Wright, LLC		-	-	12/2/2020	-	2	-	972,068	0.4
						899	939,949	4,473,278	1.9
Electrical Equipment
HH Masterwork Intermediate, Inc.	(19)	-	-	11/17/2022	-	190,019	-	-	0.0
						190,019	-	-	0.0
Entertainment
LRI Holdco, LLC (dba Linden Labs)	(21)	-	-	12/31/2020	-	2	43,478	371,747	0.2
						2	43,478	371,747	0.2
Healthcare Providers & Services
Klein Hersh, LLC		-	-	4/27/2022	-	1,003	-	-	0.0
Nurses 24/7 Holdings, LLC	(21)	-	-	5/26/2023	-	182	419,877	196,856	0.1
						1,185	419,877	196,856	0.1
Hotels, Restaurants & Leisure
The Range NYC, LLC (dba Five Iron Golf)		-	-	9/15/2022	-	21,210	71,599	34,623	0.0
						21,210	71,599	34,623	0.0
Household Products
CHG Parent Holding LLC (dba Coop Home Goods)	(21)	-	-	6/18/2021	-	535,714	535,714	617,857	0.3
						535,714	535,714	617,857	0.3
Machinery
Texas Contract Manufacturing Group, Inc.		-	-	4/27/2022	-	1,602	-	249,355	0.1
						1,602	-	249,355	0.1
Professional Services
NSC Holdings, LLC	(21)	-	-	4/26/2019	-	111	271,262	290,774	0.1
PQT Ayaquhs, LLC (dba WWC Global)		-	-	8/1/2022	-	645	-	353,135	0.1
						756	271,262	643,909	0.2
Software
Proactive Dealer Holdings Parent, LLC	(21)	-	-	6/10/2024	-	445	730,271	730,275	0.4
						445	730,271	730,275	0.4
Total warrants and other equity securities							3,154,635	7,350,048	3.2

Fund investments
Diversified Financials
Madryn Select Opportunities, LP	(18)	-	-	1/4/2022	-	2,855,855	2,898,305	2,688,619	1.1
						2,855,855	2,898,305	2,688,619	1.1
Total fund investments							2,898,305	2,688,619	1.1
Total non-controlled/non-affiliate investments							325,265,220	326,959,520	135.7

See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Consolidated Schedule of Investments – (continued)
December 31, 2024

Portfolio Company (1)(2)(3)(4)(5)(6)	Footnotes	Spread Above Index (7)	Interest Rate	Acquisition Date	Maturity	Principal, Shares, Units	Amortized Cost (8)	Fair Value (9)	% of Net Assets

Controlled/affiliate investments
First lien senior secured term loan
Construction & Engineering
Watt Acquisition, LLC	(10)(11)(17)	S+14.25%	12.99% Cash + 5.57% PIK	4/15/2022	4/15/2027	2,574,092	$2,548,389	$2,430,200	1.0%
						2,574,092	2,548,389	2,430,200	1.0
Diversified Telecommunication Services
Caregility Corporation	(11)(17)	S+9.26%	7.00% Cash + 6.57% PIK	12/29/2021	1/31/2025	2,443,445	2,313,620	2,438,069	1.0
						2,443,445	2,313,620	2,438,069	1.0
Food Products
Uncle John’s Pride, LLC	(11)(16)	S+10.11%	14.44%	3/31/2022	3/31/2027	6,930,002	6,832,506	6,999,302	2.9
						6,930,002	6,832,506	6,999,302	2.9
Healthcare Providers & Services
Arrow Home Health, LLC (dba Acara Home Health)	(11)(17)	S+8.50%	12.81%	3/19/2021	3/19/2026	797,086	782,429	701,117	0.3
						797,086	782,429	701,117	0.3
Leisure Products
MPUSA, LLC (dba Mission)	(11)(17)	S + 8.26% Cash + 3.00% PIK	12.57% Cash + 3.00% PIK	12/9/2021	12/9/2026	1,570,577	1,560,737	1,448,543	0.6
						1,570,577	1,560,737	1,448,543	0.6
Professional Services
Lasalle Staffing, LLC	(10)(11)(16)	S+6.86%	11.19%	2/15/2022	2/15/2027	7,250,785	7,154,058	7,287,039	3.0
						7,250,785	7,154,058	7,287,039	3.0
Trading Companies & Distributors
USBid Inc.	(10)(11)(17)	S+7.26%	11.57%	11/3/2022	11/3/2027	2,484,904	2,450,388	2,240,638	0.9
						2,484,904	2,450,388	2,240,638	0.9
Total first lien senior secured term loan							23,642,127	23,544,908	9.7

Senior secured notes
Diversified Telecommunication Services
Caregility Corporation	(13)	8.00%	8.00%	7/3/2023	-	341,103	341,103	341,103	0.1
						341,103	341,103	341,103	0.1
Total senior secured notes							341,103	341,103	0.1

Senior unsecured notes	(24)
Consumer Finance
Microf, LLC	(11)(19)	S+10.85%	15.16%	3/29/2019	6/30/2025	3,427,073	3,427,073	3,427,073	1.4
						3,427,073	3,427,073	3,427,073	1.4
Total senior unsecured notes							3,427,073	3,427,073	1.4

Preferred equity securities	(12)(24)
Construction & Engineering
Watt Contracting Holdings, LLC	(11)(21)	-	15.00% PIK	4/15/2022	-	3,375	3,316,130	3,519,772	1.5
						3,375	3,316,130	3,519,772	1.5
Consumer Finance
Microf, LLC	(11)(19)	-	15.00% PIK	5/5/2020	-	-	-	-	-
						-	-	-	-
Diversified Telecommunication Services
Caregility Corporation - Series A Units	(11)(13)	-	8.00% PIK	12/31/2022	-	151,018	1,646,318	1,188,605	0.5
Caregility Corporation - Series B Units	(11)(13)	-	8.00% PIK	7/3/2023	-	446,889	3,591,494	4,368,416	1.8
						597,907	5,237,812	5,557,021	2.3
Food Products
UJP Acquisition, LLC (dba Uncle John’s Pride)	(11)(13)(21)	-	8.00% PIK	3/31/2022	-	2,829,787	2,829,787	4,532,872	1.9
						2,829,787	2,829,787	4,532,872	1.9
Healthcare Providers & Services
Arrow Home Health, LLC (dba Acara Home Health) - Class A Units	(11)(21)	-	-	3/19/2021	-	571,080	564,321	151,376	0.1
Arrow Home Health, LLC (dba Acara Home Health) - Class 1 Units	(11)(13)(21)	-	-	11/13/2023	-	56,005	56,005	112,010	0.0
						627,085	620,326	263,386	0.1
Leisure Products
TS-MP, LLC (dba Mission) - Class A-1	(21)	-	-	12/9/2021	-	69	1,928,409	-	0.0
TS-MP, LLC (dba Mission) - Class AA-1	(21)	-	-	12/10/2024	-	88	1,960,641	1,782,334	0.7
						157	3,889,050	1,782,334	0.7
Professional Services
Capone Holdings JV, LLC (dba LaSalle Staffing)	(11)(21)	-	-	2/15/2022	-	4,000,000	4,000,000	6,700,000	2.8
						4,000,000	4,000,000	6,700,000	2.8
Trading Companies & Distributors
USBid Parent, LLC - Class A	(11)	-	-	11/3/2022	-	2,813	2,812,500	-	0.0
USBid Parent, LLC - Class C	(11)	-	10.00% PIK	11/2/2023	-	3,009,375	2,351,074	936,000	0.4
						3,012,188	5,163,574	936,000	0.4
Total preferred equity securities							25,056,679	23,291,385	9.7

Warrants and other equity securities	(12)(24)
Construction & Engineering
Watt Contracting Holdings, LLC	(11)(21)	-	-	4/15/2022	-	295	-	-	0.0
						295	-	-	0.0
Diversified Telecommunication Services
Caregility Corporation	(11)	-	-	12/29/2021	-	267,801	443,392	-	0.0
						267,801	443,392	-	0.0
Food Products
UJP Acquisition, LLC (dba Uncle John’s Pride)	(11)(21)	-	-	3/31/2022	-	127,215	-	76,329	0.0
						127,215	-	76,329	0.0
Trading Companies & Distributors
USBid Parent, LLC	(11)	-	-	11/3/2022	-	204	-	-	0.0
						204	-	-	0.0
Total warrants and other equity securities							443,392	76,329	0.0
Total controlled/affiliate investments							52,910,374	50,680,798	20.9

TOTAL INVESTMENTS							$378,175,594	$377,640,318	156.6%
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
(9)
Because there is no readily available market value for these investments, the fair value of each of these investments is determined in good faith using significant unobservable inputs by the Company’s board of directors (the “Board”) as required by the 1940 Act. See Note 4 "Fair Value Measurements" in the accompanying notes to the consolidated financial statements.

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

(11)
As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” and may have “Control” of this portfolio company as the Company and/or its affiliated funds collectively owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). The Company’s investment in affiliates for the year ended December 31, 2024 represented $50,680,798 of Fair Value and 20.5% of Net Assets of the Company. Transactions related to investments in “Controlled/Affiliate Investments” for the year ended December 31, 2024 were as follows:

See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Consolidated Schedule of Investments – (continued)
December 31, 2024

Portfolio Company	Type of Investment	Amount of Realized Gain (Loss)	Amount of Interest or Dividends Credited to Income (a)	December 31, 2023 Value	Gross Additions (b)	Gross Reductions (c)	Transfers In/(Out) of Affiliates	Amount of Unrealized Gains (Loss)	December 31, 2024 Value
Arrow Home Health LLC (dba Acara Home Health)	First lien senior securred term loan	$-	$97,755	$748,782	$2,409	$(1,027)	$-	$(49,047)	$701,117
	Preferred equity securities (571,080 shares)	-	-	202,097	-	-	-	(50,721)	151,376
	Preferred equity securities (56,005 shares)	-	-	112,010	-	-	-	-	112,010
Capone Holdings JV, LLC (dba LaSalle Staffing)	Preferred equity securities (4,000,000 shares)	-	206,284	-	-	-	6,200,800	499,200	6,700,000
Caregility Corporation	First lien senior securred term loan	-	179,274	2,244,216	405,258	(25,128)	-	(186,277)	2,438,069
	Warrants (267,801 units)	-	-	571,189	-	-	-	(571,189)	-
	Preferred equity securities (151,018 shares)	-	-	1,383,250	-	-	-	(194,645)	1,188,605
	Preferred equity securities (3,833,757 shares)	-	-	4,108,869	-	-	-	259,547	4,368,416
	Senior secured notes (320,385 units)	-	-	-	341,103	-	-	-	341,103
Lasalle Staffing, LLC	First lien senior securred term loan	-	696,525	-	114,945	(268,139)	7,474,073	(33,840)	7,287,039
Microf, LLC	Senior unsecurred notes	-	360,523	-	-	-	3,427,073	-	3,427,073
	Preferred equity securities (164,332 shares)	-	-	-	-	-	318,483	(318,483)	-
MPUSA, LLC (dba Mission)	First lien senior securred term loan	-	355,288	-	-	(475,786)	1,726,068	198,261	1,448,543
	Preferred equity securities (69 shares)	-	-	-	-	-	-	-	-
	Preferred equity securities (88 shares)	-	-	-	1,960,641	-	-	(178,307)	1,782,334
Uncle John's Pride, LLC	First lien senior securred term loan	-	864,559	-	12,730	(193,514)	7,142,992	37,094	6,999,302
UJP Acquisition, LLC (dba Uncle John's Pride)	Warrants and other equity securities (127,215 shares)	-	-	-	-	-	47,064	29,265	76,329
	Preferred equity securities (2,829,787 shares)	-	-	-	-	-	4,252,128	280,744	4,532,872
USBid Inc.	First lien senior securred term loan	-	62,299	-	1,149,839	(4,826,396)	268,292	5,648,903	2,240,638
USBid Inc. - Class C2 Units	Preferred equity securities (600,000 shares)	-	-	-	-	-	-	504,000	504,000
USBid Inc. - Class C3 Units	Preferred equity securities (24,000,000 shares)	-	-	-	-	-	-	432,000	432,000
Watt Acquisition, LLC	First lien senior securred term loan	-	280,497	-	151,864	(32,533)	2,148,189	162,680	2,430,200
Watt Contracting Holdings, LLC	Preferred equity securities (3,375 shares)	-	-	-	-	-	163,211	3,356,561	3,519,772
	Warrants and other equity securities (295 shares)	-	-	-	-	-	-	-	-
Total Affiliate Investments		$-	$3,103,004	$9,370,413	$4,138,789	$(5,822,523)	$33,168,373	$9,825,746	$50,680,798

(a)	Represents the total amount of interest, fees or dividends credited to income for the portion of the period an investment was included in the Affiliate category.
(b)	Gross additions include increase in the cost basis of investments resulting from purchases, PIK interest or amortization of original issue discount.
(c)	Gross reductions include decreases in the total cost basis of investments resulting from principal repayments or sales.

(12)	Ownership of certain equity investments may occur through a holding company or partnership.
(13)	Investment contains a fixed rate structure.
(14)	The Company has received 46 units of incentive shares which have no Cost or Fair Value as of December 31, 2024.
(15)	Interest disclosed reflects the contractual rate of the First Out tranche under the AAL.
(16)	The interest rate on these loans is subject to 1 month SOFR, which was 4.33% as of December 31, 2024.
(17)	The interest rate on these loans is subject to 3 month SOFR, which was 4.31% as of December 31, 2024.
(18)
Positions have an aggregate unfunded commitment of $21,455,258 in addition to the amounts shown in the Consolidated Schedule of Investments. See Note 11 “Commitments, Contingencies and Risks” in the accompanying notes to the consolidated financial statements.

(19)	The investment is on non-accrual status. See Note 2 “Significant Accounting Policies”.
(20)	The investment includes the fair value and amortized cost of 1,015 shares of common equity issued in conjunction with the preferred equity.
(21)	Investment is held by a subsidiary of the Company. See Note 2 in the accompanying notes to the consolidated financial statements for additional information on the Company’s wholly-owned subsidiary.
(22)	The investment does not accrue PIK for the debt or equity investment as of December 31, 2024. See Note 2 “Significant Accounting Policies”.
(23)	Maturity date is under on-going negotiations with the portfolio company and other lenders as of December 31, 2024, as applicable.
(24)	All investments are non-income producing unless otherwise indicated.

See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Consolidated Schedule of Investments
December 31, 2023

Portfolio Company (1)(2)(3)(4)(5)(6)	Footnotes	Spread Above Index (7)	Interest Rate	Acquisition Date	Maturity	Principal,Shares, Units	Amortized Cost(8)		Fair Value (9)	% of Net Assets
Investments
Non-controlled/non-affiliate investments
First lien senior secured term loan
Aerospace & Defense
Consolidated Machine & Tool Holdings, LLC	(17)(22)	S+11.01%	11.44% Cash + 4.90% PIK	1/15/2020	1/15/2025	7,387,652	$7,323,725		$6,956,951	3.7%
Consolidated Machine & Tool Holdings, LLC	(13)(18)(22)	-	20.00% PIK	11/22/2023	1/15/2025	440,629	437,211		437,210	0.2
						7,828,281	7,760,936		7,394,161	3.9
Chemicals
Douglas Products and Packaging Company, LLC	(10)(16)	S+6.90%	12.25%	9/20/2023	9/20/2028	14,962,500	14,538,407		14,538,406	7.5
						14,962,500	14,538,407		14,538,406	7.5
Commercial Services & Supplies
PPC Event Services, Inc.	(17)(18)	S+6.76%	12.09%	9/22/2022	9/22/2027	7,273,693	7,199,328		7,273,693	3.7
Swyft AcquireCo LLC (dba Swyft Filings)	(15)(16)	S+2.75%	8.10%	12/20/2021	12/20/2027	299,236	295,384		297,441	0.2
Swyft AcquireCo LLC (dba Swyft Filings)	(10)(16)	S+5.50%	10.85%	12/20/2021	12/20/2027	3,682,383	3,633,920		3,483,902	1.8
						11,255,312	11,128,632		11,055,036	5.7
Construction & Engineering
DCCM, LLC	(17)	L+7.16%	12.49%	8/6/2021	12/30/2026	18,409,233	18,151,330		18,201,208	9.6
Fremont-Wright, LLC	(16)	S+9.10%	14.45%	12/2/2020	12/2/2024	4,258,824	4,233,922		4,246,047	2.2
MechanAir, LLC	(17)	S+10.80%	11.29% Cash +4.84% PIK	9/2/2021	9/2/2026	11,006,971	10,846,083		10,616,224	5.6
MechanAir, LLC	(17)	S+12.30%	17.63% PIK	12/15/2023	9/2/2026	710,054	710,054		-	0.0
MechanAir, LLC	(13)	-	18.00% PIK	12/15/2023	9/2/2026	426,099	426,099		-	0.0
Versar Inc.	(10)(17)	S+8.10%	13.43%	8/4/2023	8/4/2028	10,000,000	9,662,349		9,662,349	5.1
Vertical Mechanical Group, LLC	(10)(17)	S+7.76%	13.09%	5/12/2023	5/12/2028	4,571,429	4,420,000		4,420,000	2.3
Watt Acquisition, LLC	(10)(17)	S+11.25%	16.58%	4/15/2022	4/15/2027	3,653,125	3,597,178		3,132,920	1.6
						53,035,735	52,047,015		50,278,748	26.4
Consumer Finance
Microf, LLC	(17)	S+10.85%	16.18%	3/29/2019	6/30/2025	3,427,073	3,407,754		3,427,073	1.8
						3,427,073	3,407,754		3,427,073	1.8
Distributors
48forty Intermediate Holdings, Inc.	(16)	S+6.10%	11.45%	10/11/2022	12/1/2026	14,812,030	14,299,832		13,807,774	7.2
						14,812,030	14,299,832		13,807,774	7.2
Diversified Consumer Services
Rock Gate Capital, LLC (dba 160 Driving Academy)	(17)	S+7.50%	12.83%	10/16/2019	10/16/2024	15,000,652	14,905,882		15,000,652	7.9
						15,000,652	14,905,882		15,000,652	7.9
Diversified Telecommunication Services
Gridsource Incorporated, LLC	(17)	S+8.50%	13.83%	12/16/2022	12/16/2027	14,074,595	13,688,488		14,246,305	7.5
YTC Holdings, Inc. (dba Yorktel)	(17)(18)	S+10.01%	15.34%	9/23/2019	1/31/2025	4,632,805	4,600,276		4,632,805	2.4
						18,707,400	18,288,764		18,879,110	9.9
Electrical Equipment
Masterwork Electronics, Inc.	(17)	S+9.50%	14.83% PIK	11/17/2022	11/17/2027	8,521,445	8,357,466		6,935,604	3.6
						8,521,445	8,357,466		6,935,604	3.6
Entertainment
Chicken Soup For The Soul, LLC	(16)	S+8.60%	13.95%	10/29/2021	3/31/2024	6,380,856	6,368,361		5,756,809	3.0
Linden Research, Inc. (dba Linden Labs)	(10)(17)	S+7.26% Cash + 3.25% PIK	12.59% Cash + 3.25% PIK	12/31/2020	12/31/2025	4,738,655	4,634,407		4,738,655	2.5
NW Entertainment, LLC	(17)	S+7.76%	13.09%	11/4/2022	11/4/2027	6,366,361	6,254,950		6,366,361	3.3
						17,485,872	17,257,718		16,861,825	8.8
Food Products
Uncle John’s Pride, LLC	(16)	S+10.11%	15.46%	3/31/2022	3/31/2027	7,146,952	7,017,250		7,146,952	3.8
						7,146,952	7,017,250		7,146,952	3.8
Healthcare Providers & Services
BB-HH Platform, Inc. (dba Preferred Care Home Health)	(17)	S+7.00% Cash + 1.50% PIK	12.33% Cash + 1.50% PIK	5/16/2023	5/16/2028	6,661,564	6,476,196		6,600,944	3.5
IPA Intermediate Co., LLC (dba Integrated Pain Associates)	(17)	S+8.01%	13.34%	1/9/2023	1/9/2028	11,209,312	10,930,921		10,930,921	5.7
Klein Hersh, LLC	(10)(17)	S+7.76%	4.63% Cash + 8.47% PIK	4/27/2022	4/27/2027	16,438,829	15,808,872		14,188,353	7.4
Nurses Staffing, LLC (dba Nurses 24/7)	(17)	S+7.26% Cash + 2.00% PIK	12.59% Cash + 2.00% PIK	5/26/2023	8/26/2028	7,396,865	7,251,132		7,258,544	3.8
						41,706,570	40,467,121		38,978,762	20.4
Hotels, Restaurants & Leisure
The Range NYC, LLC (dba Five Iron Golf)	(17)(18)	S+7.61%	12.94%	9/15/2022	9/15/2027	4,978,992	4,839,259		4,876,922	2.6
						4,978,992	4,839,259		4,876,922	2.6
Household Durables
SkyBell Technologies, Inc.	(19)(22)	0.00%	0.00%	12/13/2019	12/13/2024	4,683,036	4,618,637		2,341,518	1.2
						4,683,036	4,618,637		2,341,518	1.2
Household Products
Coop Home Goods, LLC	(10)(17)	S+8.26%	13.59%	6/18/2021	6/18/2026	4,387,729	4,335,754		4,365,790	2.3
						4,387,729	4,335,754		4,365,790	2.3
IT Services
CSI IT, LLC (dba Consulting Solutions)	(17)	S+10.76%	16.09%	1/29/2021	1/29/2026	13,329,812	13,139,755		13,196,514	6.9
Lockstep Holdings, LLC	(10)(17)	S+6.75%	12.08%	7/3/2023	7/3/2028	5,357,714	5,228,599		5,210,377	2.7
						18,687,526	18,368,354		18,406,891	9.6
Leisure Products
MPUSA, LLC (dba Mission)	(17)	S+11.26%	13.59% Cash + 3.00% PIK	12/9/2021	12/9/2026	4,226,371	4,163,215		3,852,760	2.0
						4,226,371	4,163,215		3,852,760	2.0
Machinery
Texas Contract Manufacturing Group, Inc.	(17)	S+12.11%	17.44%	4/27/2022	4/27/2027	4,909,896	4,832,798		4,196,979	2.2
						4,909,896	4,832,798		4,196,979	2.2
Media
PadSquad, LLC	(17)	S+9.00%	14.33%	3/30/2022	3/30/2027	4,549,341	4,488,472		4,482,011	2.4
Trailer Park Group Holdings LLC	(10)(17)	S+6.76% Cash + 1.50% PIK	12.09% Cash + 1.50% PIK	8/2/2021	8/2/2026	14,472,961	14,244,796		14,218,237	7.5
						19,022,302	18,733,268		18,700,248	9.9
Personal Products
Japonesque, LLC	(10)(17)	S+8.18% Cash + 1.50% PIK	13.51% Cash + 1.50% PIK	11/23/2021	11/23/2026	4,525,012	4,451,581		4,457,979	2.3
						4,525,012	4,451,581		4,457,979	2.3
Professional Services
Lasalle Staffing, LLC	(10)(16)	S+6.86%	12.21%	2/15/2022	2/15/2027	7,461,888	7,332,377		7,499,198	3.9
NSC Technologies, LLC	(17)	S+7.76%	13.09%	4/26/2019	10/26/2026	4,148,472	4,139,598		4,148,472	2.2
PQT Ayaquhs, LLC (dba WWC Global)	(17)	S+7.76%	13.09%	8/1/2022	8/1/2027	7,606,855	7,481,063		7,606,855	4.0
						19,217,215	18,953,038		19,254,525	10.1
Software
Proactive Dealer Solutions, LLC	(17)	S+10.26%	15.59%	12/27/2021	12/26/2026	3,074,615	3,023,230		3,074,615	1.6
PureCars Technologies, LLC	(10)(17)	S+6.35% Cash + 1.00% PIK	11.68% Cash + 1.00% PIK	4/17/2019	4/18/2024	1,471,687	1,464,114		1,418,118	0.7
						4,546,302	4,487,344		4,492,733	2.3
Specialty Retail
Clearview Systems, LLC (dba Rip-It)	(10)(17)	S+7.65%	12.98%	10/11/2022	10/11/2027	6,452,101	6,333,920		6,367,578	3.3
						6,452,101	6,333,920		6,367,578	3.3
Trading Companies & Distributors
Gateway Dealer Network, LLC	(10)(16)	S+7.85%	13.20%	6/30/2022	6/30/2027	8,594,363	8,494,408		8,594,363	4.5
USBid Inc.	(10)(17)	S+7.26%	12.59%	11/3/2022	11/3/2027	7,154,451	7,016,197		1,549,654	0.9
						15,748,814	15,510,605		10,144,017	5.4
Transportation Infrastructure
TCP Acquisition, LLC (dba HighStar Traffic)	(17)(18)	S+7.50%	12.83%	7/26/2022	7/26/2027	10,676,188	10,474,007		10,473,968	5.5
						10,676,188	10,474,007		10,473,968	5.5
Total first lien senior secured term loan							329,578,557	#	316,236,011	165.6%

See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Consolidated Schedule of Investments – (continued)
December 31, 2023

Portfolio Company (1)(2)(3)(4)(5)(6)	Footnotes	Spread Above Index (7)	Interest Rate	Acquisition Date	Maturity	Principal,Shares, Units	Amortized Cost(8)	Fair Value (9)	% of Net Assets
Second lien senior secured loan
Professional Services
CorTech, LLC	(17)	S+6.35%	11.68%	3/13/2020	9/30/2025	6,359,542	$6,305,249	$6,059,372	3.2%
						6,359,542	6,305,249	6,059,372	3.2
Total second lien term loan							6,305,249	6,059,372	3.2

Senior unsecured notes
Electrical Equipment
HH Masterwork Intermediate, Inc.		-	17.00% PIK	11/17/2022	5/17/2028	2,067,881	2,033,098	1,384,446	0.7
						2,067,881	2,033,098	1,384,446	0.7
Total senior unsecured notes							2,033,098	1,384,446	0.7

Preferred equity securities	(12)(23)
Commercial Services and Supplies
Swyft Filings Holdings, LLC	(13)(20)(21)	-	8.00% PIK	12/20/2021	-	192,444	183,612	227,311	0.1
						192,444	183,612	227,311	0.1
Construction & Engineering
MechanAir Holdings, LLC	(13)(21)	-	13.50% PIK	9/2/2021	-	1,219	1,219,441	-	0.0
Vertical Mechanical Group Holdings, LLC	(21)	-	-	5/12/2023	-	185,714	1,857,143	3,188,286	1.7
Watt Contracting Holdings, LLC	(21)	-	15.00% PIK	4/15/2022	-	2,110	2,077,366	133,929	0.1
						189,043	5,153,950	3,322,215	1.8
Diversified Telecommunication Services
Gridsource Holdings, LLC	(21)	-	8.00% PIK	3/9/2023	-	3,959,977	799,597	1,138,860	0.6
YTC Holdings, Inc. (dba Yorktel)	(13)	-	8.00% PIK	9/23/2019	-	151,018	2,327,393	1,926,709	1.0
						4,110,995	3,126,990	3,065,569	1.6
Entertainment
NW Entertainment, LLC	(21)	-	10.00% PIK	11/4/2022	-	971	955,843	1,088,481	0.6
						971	955,843	1,088,481	0.6
Food Products
UJP Acquisition, LLC (dba Uncle John's Pride)	(13)(21)	-	8.00% PIK	3/31/2022	-	2,829,787	2,829,787	4,482,681	2.4
						2,829,787	2,829,787	4,482,681	2.4
Healthcare Providers & Services
IPA Investors, LP (dba Integrated Pain Associates)	(21)	-	8.00% PIK	1/9/2023	-	2,643	1,997,838	2,854,468	1.5
						2,643	1,997,838	2,854,468	1.5
Leisure Products
MPUSA, LLC (dba Mission)	(21)	-	-	12/9/2021	-	13	564,645	-	0.0
						13	564,645	-	0.0
Media
Channel Factory Holdings, LLC	(13)(21)	-	5.00% Cash + 5.00% PIK	8/27/2020	-	2,381,867	2,442,592	4,154,769	2.2
PadSquad Holdings, LLC	(13)(21)	-	6.00% Cash + 6.00% PIK	3/30/2022	-	720,767	1,964,204	2,206,343	1.2
Trailer Park Group Holdings LLC - Class A-1 Units	(13)(21)	-	-	12/19/2023	-	40,888	73,599	112,309	0.1
Trailer Park Group Holdings LLC - Class A Units	(13)(21)	-	8.00% PIK	8/2/2021	-	371,822	367,108	696,609	0.4
						3,515,344	4,847,503	7,170,030	3.9
Professional Services
Capone Holdings JV, LLC (dba LaSalle Staffing)	(21)	-	-	2/15/2022	-	4,000,000	4,000,000	6,047,467	3.2
Hometown Holdings JV, LLC (dba BWG Strategy)	(13)(21)	-	8.00% PIK	12/24/2020	-	666,667	676,799	820,533	0.4
PQT Ayaquhs, LLC (dba WWC Global)	(13)(21)	-	10.50% PIK	8/1/2022	-	5,774	1,064,516	3,821,290	2.0
						4,672,441	5,741,315	10,689,290	5.6
Software
Proactive Dealer Holdings Parent, LLC	(21)	-	10.00% PIK	12/27/2021	-	1,141,205	1,328,162	3,052,404	1.6
PureCars Technologies Holdings, LLC	(13)(21)	-	8.00% PIK	4/17/2019	-	514	240,065	19,192	0.0
PureCars Technologies, LLC	(13)(21)	-	8.00% PIK	7/25/2022	7/26/2024	78	26,948	26,528	0.0
						1,141,797	1,595,175	3,098,124	1.6
Trading Companies & Distributors
USBid Inc. - Class A Units		-	-	11/3/2022	-	469	468,750	-	0.0
USBid Inc. - Class C Units		-	10.00% PIK	11/2/2023	-	9,375	7,324	-	0.0
						9,844	476,074	-	0.0
Total preferred equity securities							27,472,732	35,998,169	19.1%

See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Consolidated Schedule of Investments – (continued)
December 31, 2023

Portfolio Company (1)(2)(3)(4)(5)(6)	Footnotes	Spread Above Index (7)	Interest Rate	Acquisition Date	Maturity	Principal, Shares, Units	Amortized Cost (8)	Fair Value (9)	% of Net Assets
Warrants and other equity securities	(12)(23)
Aerospace & Defense
Consolidated Machine & Tool Holdings, LLC	(14)(21)	-	-	1/15/2020	-	176	$142,485	$-	0.0%
						176	142,485	-	0.0
Construction & Engineering
DCCM, LLC	(21)	-	-	8/6/2021	-	897	939,949	1,045,109	0.5
Fremont-Wright, LLC		-	-	12/2/2020	-	2	-	894,453	0.5
Watt Contracting Holdings, LLC	(21)	-	-	4/15/2022	-	218	-	-	0.0
						1,117	939,949	1,939,562	1.0
Consumer Finance
Microf, LLC		-	-	5/5/2020	-	164,332	-	190,807	0.1
						164,332	-	190,807	0.1
Diversified Consumer Services
Rock Gate Capital, LLC (dba 160 Driving Academy)		-	-	10/16/2019	-	12,693	-	181,524	0.1
						12,693	-	181,524	0.1
Diversified Telecommunication Services
York Telecom Corporation (dba Yorktel)		-	-	9/23/2019	-	77,195	-	582,640	0.3
						77,195	-	582,640	0.3
Electrical Equipment
HH Masterwork Intermediate, Inc.		-	-	11/17/2022	11/17/2027	190,019	-	-	0.0
						190,019	-	-	0.0
Entertainment
LRI Holdco, LLC (dba Linden Labs)	(21)	-	-	12/31/2020	-	2	43,478	528,569	0.3
						2	43,478	528,569	0.3
Food Products
UJP Acquisition, LLC (dba Uncle John's Pride)	(21)	-	-	3/31/2022	-	127,215	-	53,021	0.0
						127,215	-	53,021	0.0
Healthcare Providers & Services
Klein Hersh, LLC		-	-	4/27/2022	-	1,003	-	-	0.0
Nurses 24/7 Holdings, LLC	(21)	-	-	5/26/2023	-	182	419,877	428,568	0.2
						1,185	419,877	428,568	0.2
Hotels, Restaurants & Leisure
The Range NYC, LLC (dba Five Iron Golf)		-	-	9/15/2022	-	21,210	71,599	32,606	0.0
						21,210	71,599	32,606	0.0
Household Durables
SkyBell Technologies, Inc.		-	-	12/13/2019	-	1,846,180	-	-	0.0
						1,846,180	-	-	0.0
Household Products
CHG Parent Holding LLC (dba Coop Home Goods)	(21)	-	-	6/18/2021	-	535,714	535,714	99,286	0.1
						535,714	535,714	99,286	0.1
Machinery
Texas Contract Manufacturing Group, Inc.		-	-	4/27/2022	-	1,602	-	490,323	0.3
						1,602	-	490,323	0.3
Professional Services
NSC Holdings, LLC	(21)	-	-	4/26/2019	-	111	271,262	296,715	0.2
PQT Ayaquhs, LLC (dba WWC Global)		-	-	8/1/2022	-	645	-	311,613	0.2
						756	271,262	608,328	0.4
Trading Companies & Distributors
USBid Inc.		-	-	11/3/2022	-	204	-	-	0.0
						204	-	-	0.0
Total warrants and other equity securities							2,424,364	5,135,234	2.8

Fund investments
Diversified Financials
Madryn Select Opportunities, LP	(18)	-	-	1/4/2022	-	2,898,305	2,898,305	2,809,327	1.5
						2,898,305	2,898,305	2,809,327	1.5
Total fund investments							2,898,305	2,809,327	1.5
Total non-controlled/non-affiliate investments							370,712,305	367,622,559	192.9

Controlled/affiliate investments
First lien senior secured term loan
Diversified Telecommunication Services
Caregility Corporation	(11)(17)	S+9.26%	3.00% Cash + 11.59% PIK	12/29/2021	1/31/2025	2,244,216	1,933,490	2,244,216	1.2
							1,933,490	2,244,216	1.2
Healthcare Providers & Services
Arrow Home Health, LLC (dba Acara Home Health)	(11)(17)	S+8.50%	13.83% Cash	3/19/2021	3/19/2026	797,086	780,141	748,782	0.4
							780,141	748,782	0.4
Total first lien senior secured term loan							2,713,631	2,992,998	1.6

Preferred equity securities	(12)(23)
Arrow Home Health, LLC (dba Acara Home Health) - Class A Units	(11)(21)	-	10.00% PIK	3/19/2021	-	571,080	564,321	202,097	0.1
Arrow Home Health, LLC (dba Acara Home Health) - Class 1 Units	(11)(13)(21)	-		11/13/2023	-	56,005	56,005	112,010	0.1
							620,326	314,107	0.2
Diversified Telecommunication Services
Caregility Corporation - Series A Units	(11)(13)	-	8.00% PIK	12/31/2022	-	151,018	-	1,383,250	0.7
Caregility Corporation - Series B Units	(11)(13)	-	8.00% PIK	7/3/2023	-	446,689	3,591,494	4,108,869	2.2
							3,591,494	5,492,119	2.9
Total preferred equity securities							4,211,820	5,806,226	3.1

Warrants and other equity securities	(12)(23)
Diversified Telecommunication Services
Caregility Corporation	(11)	-	-	12/29/2021	-	267,801	443,392	571,189	0.3
Total warrants and other equity securities							443,392	571,189	0.3
Total controlled/affiliate investments							7,368,843	9,370,413	5.0

TOTAL INVESTMENTS							$378,081,148	$376,992,972	197.9%

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
(7)
Loan contains a variable rate structure and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”, which can include one or three-month LIBOR), the Secured Overnight Financing Rate (“SOFR” or “S”) or an alternate base rate which can include the Federal Funds Effective Rate or the Prime Rate, at the borrower’s option, and which reset periodically based on the terms of the loan agreement. Interest rates subject to SOFR are typically accompanied by a Credit Spread Adjustment (“CSA”).

(8)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(9)
Because there is no readily available market value for these investments, the fair value of each of these investments is determined in good faith using significant unobservable inputs by the Company’s board of directors (the “Board”) as required by the 1940 Act. See Note 4 "Fair Value Measurements" in the accompanying notes to the consolidated financial statements.

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

(11)
As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” and has “Control” of this portfolio company as the Company and its affiliated funds collectively owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). The Company’s investment in affiliates for the year ended December 31, 2023 were Arrow Home Health, LLC which represented $9,370,413 of Fair Value and 4.9% of Net Assets of the Company. Transactions related to investments in “Controlled/Affiliate Investments” for the year ended December 31, 2023were as follows:

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of December 31, 2024, and the reported revenue generated and expenses incurred during the reporting period. Actual results could differ from those estimates.

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

Revenue Recognition

The Company’s revenue recognition policies are as follows:

Interest income: Interest income is recorded on the accrual basis to the extent that the Company expects to collect such amounts. Interest income is accrued based upon the outstanding principal amount and contractual terms of debt investments. For the years ended December 31, 2024, 2023 and 2022, $38,415,250, $42,447,943 and $21,041,351, respectively, of interest income, excluding PIK interest income, has been accrued as shown on the Consolidated Statements of Operations. As of December 31, 2024 and December 31, 2023, $3,887,028 and $3,291,794 of interest income is receivable, respectively, as shown on the Consolidated Statements of Assets and Liabilities.

Payment In-Kind Income: The Company has certain investments in its portfolio that contain a payment-in-kind (“PIK”) provision, which represents contractual interest or dividends that are added to the principal balance and recorded as income. For loans and debt securities with contractual PIK, the Company generally will not accrue PIK interest for accounting purposes if the portfolio company valuation indicates that such PIK interest is not collectible. To maintain its ability to take a dividend paid deduction, the Company may need to pay out PIK non-cash income amounts in the form of distributions, even though the Company has not yet collected the cash. For the years ended December 31, 2024, 2023 and 2022, $4,538,785, $3,189,791 and $495,426, respectively, of PIK income has been accrued as shown on the Consolidated Statements of Operations.

Non-accrual: Loans or preferred equity securities are placed on non-accrual status when interest, PIK interest or dividend payments become 90 days or more past due, or when there is reasonable doubt that principal, interest or dividends will be collected. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Any accrued interest receivable in previous year will be written off and corresponding interest income will be reversed, as applicable. Subsequent interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal, interest, PIK interest or dividends are paid, and, in management’s judgment are likely to remain current. As of December 31, 2024, four investments, SkyBell Technologies, Inc., Consolidated Machine & Tool Holdings, LLC, Masterworks Electronics, Inc. and Chicken Soup For The Soul, LLC are on non-accrual status. For the year ended December 31, 2024, $870,542 of interest receivable was reversed as a result of Consolidated Machine & Tool Holdings, LLC, Masterwork Electronics, Inc, Skybell Technologies, Inc. and Chicken Soup For The Soul, LLC being on non-accrual status. As of December 31, 2023, one investment, SkyBell Technologies, Inc., was on non-accrual status and no interest had been written off or reversed as a result of the investment being on non-accrual status.

Dividend Income: Dividend income to be paid in-kind on equity securities is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income paid in cash is recorded on the date declared for portfolio companies. Each distribution received from limited liability company and limited partnership interests is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For the years ended December 31, 2024, 2023 and 2022, the Company did not receive any return of capital distributions from its equity investments. For the years ended December 31, 2024, 2023 and 2022 $1,045,339, $1,546,675 and $181,458, respectively, of dividend income has been accrued as shown on the Consolidated Statements of Operations. As of December 31, 2024, December 31, 2023 and December 31, 2022, all dividend income has been received.

Original Issue Discount: Discounts to par on portfolio securities are accreted into income over the tenor of the instrument. Any remaining discount is accreted into income upon prepayment or redemption of the instrument and the Company then amortizes such amounts using the effective interest method as interest income over the life of the investment. The unamortized discount as of December 31, 2024 and December 31, 2023, was $6,287,447 and $6,789,496, respectively. The amount of original issue discount amortized for the years ended December 31, 2024, 2023 and 2022 was $1,015,506, $1,382,244 and $862,570, respectively.

Amendment, waiver, and consent fees: In connection with modifying credit agreements with portfolio companies to provide additional operating or borrowing flexibility, the Company may be entitled to amendment, waiver and consent fees to compensate for the potentially enhanced credit risk. Such fees will be recorded as income on the date earned and accrued to the extent the fee is to be compensated in the form of additional principal balance. During the years ended December 31, 2024, 2023 and 2022, $52,828, $158,980 and $17,054, respectively, of such fees were earned and included in other income in the Consolidated Statements of Operations.

Early repayment and termination fees: Upon the prepayment of a loan or debt security, any unamortized premium or discount or loan origination fees are recorded as interest income. To the extent the Company receives early repayment fees in connection with pre-maturity loan agreement termination, such income will be recorded on the date of prepayment. The Company and its Advisor generally do not structure transactions with a contractual exit fee to be collected upon loan repayment at maturity. For the years ended December 31, 2024, 2023 and 2022, $134,332, $0 and $240,314, respectively, of early repayment fees were earned and included in other income on the Consolidated Statements of Operations.

Gains and Losses: Investment transactions are recorded on a trade-date basis. Realized gains or losses on portfolio investments are calculated based upon the difference between the net proceeds from the disposition and the amortized cost basis of the investment, without regard to unrealized gains or losses previously recognized. Realized gains and losses are recorded within net realized gain (loss) on investments on the Consolidated Statements of Operations. Changes in the fair value of investments from the prior period, as approved by the Board based on fair value recommendations from the Advisor in accordance with the Advisor’s valuation policy, are included within net change in unrealized gain (loss) on investments on the Consolidated Statements of Operations. For the years ended December 31, 2024, 2023 and 2022, the Company had $3,899,990, $45,283 and $43,607, respectively, of net realized gain (loss) on investments as represented on the Consolidated Statements of Operations.

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

The Company has adopted an “opt out” dividend reinvestment program (“DRP”) for Stockholders. When a distribution is declared, Stockholders’ cash distributions will automatically be reinvested in additional shares of the Company’s common stock (“Common Stock”) unless a Stockholder specifically “opts out” of the Company’s DRP. Stockholders may opt out of the Company’s DRP by providing notice twenty (20) business days in advance of the distribution payment date.

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

Earnings per Share

In accordance with the provisions of ASC Topic 260 – Earnings per Share, basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. The weighted average shares outstanding utilized in the calculation of earnings per share take into account share issues on the issuance date and the Company’s repurchases of its Common Stock on the repurchase date. See Note 9 for additional information on the Company’s share activity. For the years ended December 31, 2024, 2023 and 2022, there were no potentially dilutive common shares issued.

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

Cash Equivalents

Cash equivalents are highly liquid investments with a current maturity of three months or less at the date of acquisition, which may include temporary investments in U.S. Treasury Bills (of varying maturities) or money market funds. There were no cash equivalents outstanding on the Company’s Consolidated Statements of Assets and Liabilities as of December 31, 2024 and December 31, 2023.

Unamortized Deferred Financing Costs

Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. Deferred financing costs are capitalized as incurred and amortized on a straight-line basis to maturity of the Secured Credit Facility (as defined herein). For the years ended December 31, 2024, 2023 and 2022, the Company had $593,706, $627,611 and $440,322, respectively, of expensed financing costs included in interest and other financing fees on the Consolidated Statements of Operations. As of December 31, 2024 and December 31, 2023, the Company had $2,169,211 and $846,916, respectively, of unamortized deferred financing costs as shown in deferred financing cost on the Consolidated Statements of Assets and Liabilities.

Offering Costs

Offering costs are expensed as incurred. These expenses consist primarily of legal fees and other costs incurred with Company’s share offerings, the preparation of the Company’s registration statement, and registration fees. For the years ended December 31, 2024, 2023 and 2022, the Company incurred offering costs in the amount of $200,000, $209,416 and $273,988, respectively, as shown as a component of the general and administrative fees in the Consolidated Statements of Operations, of which $37,000 and $40,050 remained payable as of December 31, 2024 and December 31, 2023, respectively, and is included in other payables on the Consolidated Statements of Assets and Liabilities.

Custodian Fees

The Company has entered into a custody agreement with State Street Bank and Trust Company (the “Custodian”). For the years ended December 31, 2024, 2023 and 2022, the Company incurred expenses for services provided by the Custodian of $32,997, $30,000 and $30,000, respectively, which is included in professional fees on the Consolidated Statements of Operations. As of December 31, 2024 and December 31, 2023, $14,500 and $14,004, respectively, remained payable, which is included in professional fees payable on the Consolidated Statements of Assets and Liabilities.

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

To qualify as a RIC under Subchapter M of the Code, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its Stockholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses. In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending October 31 in that calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years and on which the Company paid no U.S. federal income tax. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. For the years ended December 31, 2024, the Company recorded a $37,907 net expense on the Consolidated Statements of Operations for U.S. federal excise tax. For the years ended December 31, 2023 and 2022, the Company did not record a net expense on the Consolidated Statements of Operations for U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current period. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. For the year ended December 31, 2024, the Company recorded a $6,094,196 deferred tax liability for the unrealized appreciation of investments held in the Holding Company. The Company did not record any uncertain income tax positions for the years ended December 31, 2023 and 2022 on the Consolidated Statements of Assets and Liabilities.

Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standard Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280), which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The Company adopted FASB Accounting Standards Update 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures (“ASU 2023-07”). Adoption of the new standard impacted financial statement disclosures only and did not affect the Company’s financial position or the results of its operations. The ASU 2023-07 is effective for public entities for fiscal years beginning after December 15, 2023, and requires retrospective application for all prior periods presented within the financial statements.

Since its commencement, the Company operates and is managed as a single reportable segment deriving returns mainly in the form of interest income, dividend income and other fees from the investments made in pursuit of its single stated investment objective. The accounting policies of the Company are consistent with those described in these Notes to Financial Statements. The chief operating decision maker (“CODM”) is represented by a chief executive officer and a chief financial officer of the Company. The CODM considers net investment income, leverage and increase or decrease in net assets resulting from operations in deciding how to deploy capital and make distributions to is shareholders. Detailed financial information for the Company is disclosed within these financial statements with total assets and liabilities disclosed on the Consolidated Statements of Assets and Liabilities, investments held on the Consolidated Statements of Investments, results of operations and significant segment expenses on the Consolidated Statements of Operations and other information about the Company’s performance, including total return, portfolio turnover and ratios within the Financial Highlights in Note 12.

Note 3. Investments

The following tables show the composition of the Company’s investment portfolio, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	December 31, 2024
	Amortized Cost		Fair Value
First Lien Senior Secured Loan	$316,588,427	83.7%	$304,120,042	80.5%
Second Lien Senior Secured Loan	6,148,061	1.6	6,034,048	1.6
Senior Secured Notes	341,103	0.1	341,103	0.1
Senior Unsecured Notes	5,460,171	1.4	3,427,073	0.9
Preferred Equity Securities	43,141,500	11.4	53,603,056	14.2
Warrants and Other Equity Securities	3,598,027	1.0	7,426,377	2.0
Fund Investments	2,898,305	0.8	2,688,619	0.7
Total	$378,175,594	100.0%	$377,640,318	100.0%

	December 31, 2023
	Amortized Cost		Fair Value
First Lien Senior Secured Loan	$332,292,188	87.8%	$319,229,009	84.7%
Second Lien Senior Secured Loan	6,305,249	1.7	6,059,372	1.6
Senior Unsecured Notes	2,033,098	0.5	1,384,446	0.4
Preferred Equity Securities	31,684,552	8.4	41,804,395	11.1
Warrants and Other Equity Securities	2,867,756	0.8	5,706,423	1.5
Fund Investments	2,898,305	0.8	2,809,327	0.7
Total	$378,081,148	100.0%	$376,992,972	100.0%

The following tables show the composition of the Company’s investment portfolio by geographic region, at amortized cost and fair value (with corresponding percentage of total portfolio investments). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business:

	December 31, 2024
	Amortized Cost		Fair Value
Southeast	$117,080,225	30.9%	$117,034,924	31.1%
West	82,054,389	21.7	79,102,675	20.9
Southwest	24,839,939	6.6	26,915,726	7.1
Northeast	46,304,903	12.2	40,825,353	10.8
Midwest	51,256,396	13.6	55,040,086	14.6
South	21,269,446	5.6	25,378,672	6.7
East	35,370,296	9.4	33,342,882	8.8
Total	$378,175,594	100.0%	$377,640,318	100.0%

	December 31, 2023
	Amortized Cost		Fair Value
Southeast	$117,249,715	31.0%	$112,796,734	29.8%
Midwest	72,946,758	19.3	72,951,802	19.4
Northeast	53,801,241	14.2	55,247,793	14.7
West	53,349,023	14.1	51,488,613	13.7
East	33,935,529	9.0	33,986,375	9.0
Southwest	25,324,544	6.7	24,996,508	6.6
South	21,474,338	5.7	25,525,147	6.8
Total	$378,081,148	100.0%	$376,992,972	100.0%

The following tables show the composition of the Company’s investment portfolio by industry, at amortized cost and fair value (with corresponding percentage of total portfolio investments):
	December 31, 2024
	Amortized Cost		Fair Value
Aerospace & Defense	$8,918,780	2.4%	$8,103,579	2.1%
Chemicals	14,623,342	3.9	14,812,499	3.9
Commercial Services & Supplies	4,118,722	1.1	3,908,639	1.0
Construction & Engineering	75,685,424	19.9	83,705,436	22.3
Consumer Finance	3,427,073	0.9	3,427,073	0.9
Distributors	14,323,723	3.8	13,163,459	3.5
Diversified Financials	2,898,305	0.8	2,688,619	0.7
Diversified Telecommunication Services	22,915,391	6.1	23,137,607	6.1
Electrical Equipment	11,231,435	3	5,729,737	1.5
Entertainment	18,324,745	4.8	14,317,635	3.8
Food Products	9,662,293	2.6	11,608,503	3.1
Healthcare Providers & Services	43,990,733	11.6	41,162,604	10.9
Hotels, Restaurants & Leisure	4,891,016	1.3	4,910,952	1.3
Household Durables	4,534,757	1.2	3,057,209	0.8
Household Products	4,875,685	1.3	4,990,960	1.3
IT Services	12,433,640	3.3	12,558,929	3.3
Leisure Products	5,449,787	1.4	3,230,877	0.9
Machinery	4,547,261	1.2	4,217,950	1.1
Media	22,096,440	5.8	26,926,042	7.1
Personal Products	4,360,968	1.2	4,404,301	1.2
Professional Services	51,365,785	13.5	58,307,390	15.4
Software	997,284	0.3	965,151	0.3
Specialty Retail	6,609,366	1.7	6,703,118	1.8
Trading Companies & Distributors	15,699,920	4.2	11,262,596	3.0
Transportation Infrastructure	10,193,719	2.7	10,339,453	2.7
Total	$378,175,594	100.0%	$377,640,318	100.0%

	December 31, 2023
	Amortized Cost		Fair Value
Aerospace & Defense	$7,903,421	2.1%	$7,394,163	2.0%
Chemicals	14,538,407	3.8	14,538,407	3.9
Commercial Services & Supplies	11,312,244	3.0	11,282,346	2.9
Construction & Engineering	58,140,914	15.4	55,540,524	14.7
Consumer Finance	3,407,754	0.9	3,617,879	1.0
Distributors	14,299,832	3.8	13,807,774	3.7
Diversified Consumer Services	14,905,882	3.9	15,182,176	4.0
Diversified Financials	2,898,305	0.8	2,809,327	0.7
Diversified Telecommunication Services	27,384,130	7.2	30,834,843	8.2
Electrical Equipment	10,390,564	2.7	8,320,050	2.2
Entertainment	18,257,039	4.8	18,478,875	4.9
Food Products	9,847,037	2.6	11,682,654	3.1
Healthcare Providers & Services	44,285,303	11.7	43,324,687	11.5
Hotels, Restaurants & Leisure	4,910,858	1.3	4,909,528	1.3
Household Durables	4,618,637	1.2	2,341,518	0.6
Household Products	4,871,468	1.3	4,465,076	1.2
IT Services	18,368,354	4.9	18,406,891	4.9
Leisure Products	4,727,860	1.3	3,852,760	1.0
Machinery	4,832,798	1.3	4,687,302	1.2
Media	23,580,771	6.2	25,870,278	6.9
Personal Products	4,451,581	1.2	4,457,979	1.2
Professional Services	31,270,864	8.3	36,611,515	9.7
Software	6,082,519	1.6	7,590,857	2.0
Specialty Retail	6,333,920	1.7	6,367,578	1.7
Trading Companies & Distributors	15,986,679	4.2	10,144,017	2.7
Transportation Infrastructure	10,474,007	2.8	10,473,968	2.8
Total	$378,081,148	100.0%	$376,992,972	100.0%

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

The Company has engaged two independent third-party valuation providers, which perform valuation procedures to arrive at estimated valuation ranges of the investments on a quarterly basis. Investments that have been completed within the past three months will be fair valued at cost unless there has been a material event. If there has been a material event or material information that was not known as of the close of the transaction, the independent third-party valuation providers will provide an independent valuation range. The types of valuation methodologies employed by the third-party valuation providers include discounted cash flow, recent financing and enterprise value valuation methodologies. The Company’s Board will discuss valuations and determine the fair value of each investment in the Company’s portfolio in good faith, based on the input of the Advisor, the respective independent valuation firms and the audit committee.

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

The consolidated financial statements include portfolio investments at fair value of $377,640,318 and $376,992,972 as of December 31, 2024 and December 31, 2023, respectively.

The Company valued its investments in underlying funds based on its proportionate interest in NAV of the underlying funds. For the purpose of classifying the investments in underlying funds within the fair value hierarchy, the Company makes use of the practical expedient under ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or its Equivalent). As of December 31, 2024 and December 31, 2023, the Company’s investments in underlying funds amounted to $2,688,619 and $2,809,327, respectively.

U.S. GAAP requires that the Company disclose the Company’s pro-rata portion of individual securities, if available, that are reported to the Company by the underlying portfolio funds that exceed 5% of the Company’s capital balance.

The following tables present fair value measurements of investments, by major class according to the fair value hierarchy.

	Fair Value Measurements
December 31, 2024	Level 1	Level 2	Level 3	Total
First Lien Senior Secured Loan	$-	$-	$304,120,042	$304,120,042
Senior Secured Notes	-	-	341,103	341,103
Second Lien Senior Secured Loan	-	-	6,034,048	6,034,048
Senior Unsecured Notes	-	-	3,427,073	3,427,073
Preferred Equity Securities	-	-	53,603,056	53,603,056
Warrants and Other Equity Securities	-	-	7,426,377	7,426,377
Total	$-	$-	$374,951,699	$374,951,699
Fund Investments				2,688,619
Total Investments				$377,640,318

	Fair Value Measurements
December 31, 2023	Level 1	Level 2	Level 3	Total
First Lien Senior Secured Loan	$-	$-	$319,229,009	$319,229,009
Second Lien Senior Secured Loan	-	-	6,059,372	6,059,372
Senior Unsecured Notes	-	-	1,384,446	1,384,446
Preferred Equity Securities	-	-	41,804,395	41,804,395
Warrants and Other Equity Securities	-	-	5,706,423	5,706,423
Total	$-	$-	$374,183,645	$374,183,645
Fund Investments				2,809,327
Total Investments				$376,992,972

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

The following table provides a reconciliation of the beginning and ending balances for investments at fair value that use Level 3 inputs for the year ended December 31, 2024:

	Investments
	First Lien Senior Secured Loan	Second Lien Senior Secured Loan	Senior Secured Notes	Senior Unsecured Notes	Preferred Equity Securities	Warrants and Other Equity Securities	Fund Investments	Total Investments
Balance as of December 31, 2023	$319,229,009	$6,059,372	$-	$1,384,446	$41,804,395	$5,706,423	$2,809,327	$376,992,972
Net realized gain (loss) on investments	-	-	-	-	3,244,977	655,013	-	3,899,990
Net change in unrealized gain (loss) on investments	594,794	131,864	-	(1,384,446)	341,713	989,683	(120,708)	552,900
Purchases of investments and other adjustments to cost (1)	51,996,143	52,643	341,103	8,874	4,232,554	-	-	56,631,317
Proceeds from sales of investments	(116,674)	-	-	-	(4,523,942)	(655,013)	-	(5,295,629)
Proceeds from principal repayments (2)	(54,914,362)	(209,831)	-	-	(17,039)	-	-	(55,141,232)
Lien status change (3)	(12,668,868)	-	-	3,418,199	8,520,398	730,271	-	-
Balance as of December 31, 2024	$304,120,042	$6,034,048	341,103	$3,427,073	$53,603,056	$7,426,377	$2,688,619	$377,640,318

(1)	Includes purchases of new investments, premium and discount accretion and amortization and PIK interest.
(2)	Includes paydowns receivable included in the Consolidated Statements of Assets and Liabilities.
(3)	Lien conversions are fair valued at beginning of period on January 1, 2024, April 1, 2024 or at time of restructure.

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

The net change in unrealized gain (loss) on investments included on the Consolidated Statements of Operations for the years ended December 31, 2024 and December 31, 2023, attributable to Level 3 investments still held as of December 31, 2024 and December 31, 2023 was $2,402,661 and $(5,816,999), respectively.

Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period which the reclassifications occur. There were no transfers among Levels 1, 2 and 3 for the years ended December 31, 2024 and December 31, 2023.

Purchases (including accretion, amortization, PIK interest) for the year ended December 31, 2024 amounted to $56,631,317 of fair value. Purchases (including accretion, amortization, PIK interest) for the year ended December 31, 2023 amounted to $95,207,868 of fair value.

For the year ended December 31, 2024, the Company invested (net of original issue discount) $41,468,116 in four new portfolio companies and $7,250,270 in six existing portfolio companies as reflected in the Consolidated Schedule of Investments. For the year ended December 31, 2023, the Company invested (net of original issue discount) $66,166,847 in seven new portfolio companies and $24,468,986 in twenty eight existing portfolio companies as reflected in the Consolidated Schedule of Investments.

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

The table below summarizes the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy as of December 31, 2024.

						Range
	Fair Value	Valuation Technique	Unobservable Input	Weighted Average Mean		Minimum		Maximum
Assets:
First Lien Senior Secured Loan	$265,968,375	Discounted Cash Flow	Discount Rate	15.1%		7.7%		27.5%
First Lien Senior Secured Loan	14,268,323	Guideline Public Company Method	Revenue Multiple	0.91	x	0.65	x	1.17	x
			EBITDA Multiple	8.74	x	0.53	x	11.24	x
First Lien Senior Secured Loans	23,883,344	Other	N/A	N/A		N/A		N/A
Second Lien Senior Secured Loan	6,034,048	Discounted Cash Flow	Discount Rate	16.7%		15.4%		18.0%
Senior Secured Note	341,103	Other	N/A	N/A		N/A		N/A
Senior Unsecured Note	3,427,073	Discounted Cash Flow	Discount Rate	13.8%		12.5%		15.0%
Preferred Equity Securities	16,391,316	Discounted Cash Flow	Discount Rate	23.9%		15.0%		44.5%
Preferred Equity Securities	26,931,469	Guideline Public Company Method	Revenue Multiple	1.42	x	0.40	x	4.60	x
			EBITDA Multiple	10.12	x	6.25	x	16.00	x
			Gross Profit Multiple	2.76	x	2.38	x	3.14	x
Preferred Equity Securities	8,741,809	Guideline Merged & Acquired Company Method	Revenue Multiple	1.69	x	0.50	x	2.50	x
			EBITDA Multiple	9.46	x	7.50	x	12.50	x
Preferred Equity Securities	1,538,462	Other	N/A	N/A		N/A		N/A
Warrants and Other Equity Securities	214,733	Discounted Cash Flow	Discount Rate	22.9%		20.0%		32.5%
Warrants and Other Equity Securities	7,211,644	Guideline Public Company Method	Revenue Multiple	1.05	x	0.65	x	3.01	x
Warrants and Other Equity Securities	-	Guideline Public Company Method	EBITDA Multiple	10.20	x	5.16	x	55.75	x
Warrants and Other Equity Securities	-	Other	N/A	N/A		N/A		N/A
Fund Investments	2,688,619	Other	N/A	N/A		N/A		N/A
Total Level 3 Assets	$377,640,318

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

An affiliated company is a company in which the Company has an ownership interest of 5% or more of its voting securities. A controlled affiliate company is a company in which the Company and its affiliated funds have an ownership interest of more than 25% of its voting securities. Please see the Company’s Consolidated Schedule of Investments for the type of investment, principal amount, interest rate including the spread, and the maturity date. For the years ended December 31, 2024 and December 31, 2023, Star Mountain Fund Management, LLC’s managed funds had an ownership interest of 25% or more or the Company had an ownership of 5% or more in five and two companies’ voting securities, respectively.

Transactions related to the Company’s investments with affiliated and controlled affiliates for the years ended December 31, 2024 and December 31, 2023, were as follows:

The year ended December 31, 2024	Equity Ownership Held by the Company	Equity Ownership Held by Star Mountain Affiliate Funds
Issuer:
Arrow Home Health LLC	2.5%	72.2%
Caregility Corporation	7.9%	37.4%
Lasalle Staffing, LLC	5.8%	21.9%
Microf, LLC	0.0%	83.7%
MPUSA, LLC (dba Mission)	4.3%	34.4%
Uncle John’s Pride, LLC	5.6%	18.8%
USBid Inc.	13.5%	57.7%
Watt Acquisition, LLC	5.6%	17.4%

The year ended December 31, 2023	Equity Ownership Held by the Company	Equity Ownership Held by Star Mountain Affiliate Funds
Issuer:
Arrow Home Health LLC	2.2%	55.5%
Caregility Corporation	7.9%	37.4%
Note 6. Transactions with Related Parties

Star Mountain Lower Middle-Market (Offshore) Ltd. (the “Feeder Fund”) was formed as a Cayman Islands exempted company and commenced operations on August 17, 2021. The Feeder Fund has been formed to invest all or substantially all of its investable assets in the common stock of the Company. As of December 31, 2024 and December 31, 2023, the Feeder Fund had $46,488,800 and $17,313,800 in capital committed to the Company, respectively, and an ownership percentage in the Company of 17.02% and 7.93%, respectively. As of December 31, 2024 and December 31, 2023, the Feeder Fund had $0 and $110,891 of contributions payable to the Company, respectively.

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

Management fees for the years ended December 31, 2024, 2023 and 2022 were $4,464,449, $5,183,339 and $3,467,163, respectively. For the years ended December 31, 2024, 2023 and 2022, Star Mountain Fund Management, LLC elected to voluntarily waive $0, $633,649 and $279,725, respectively, of such management fees. The management fees waived are not recoupable by Star Mountain Fund Management, LLC. There is no guarantee that Star Mountain Fund Management, LLC will waive management fees in the future, and Star Mountain Fund Management, LLC may discontinue or modify any such waivers in the future at its discretion. As of December 31, 2024 and December 31, 2023, $1,157,509 and $1,121,412 of management fees remained payable, respectively.

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

As of the Effective Date, the Income Incentive Fee rate was reduced from 20% to 17.5% of the Company’s pre-incentive fee net investment income.

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

The second part of the incentive fee rate is a capital gains incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Amended and Restated Advisory Agreement, as of the termination date). Under the Amended and Restated Investment Advisory Agreement, the Capital Gains Incentive Fee rate was reduced from 20.0% to 17.5% of cumulative realized capital gains as of the end of the fiscal year as of the Effective Date.

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

Income incentive fees for the years ended December 31, 2024, 2023 and 2022 were $4,097,254, $4,996,040 and $1,960,085, respectively. For the years ended December 31, 2024, 2023 and 2022 no capital gains incentive fees were accrued. For the years ended December 31, 2024, 2023 and 2022, Star Mountain Fund Management, LLC elected to voluntarily waive $1,283,530, $1,034,565 and $2,185,968 of such incentive fees, respectively. The incentive fees waived for the years ended December 31, 2024 and 2023 are not recoupable and there is no guarantee that Star Mountain Fund Management, LLC will waive incentive fees in the future, and Star Mountain Fund Management, LLC may discontinue or modify any such waivers in the future at its discretion. As of December 31, 2024 and December 31, 2023, $2,813,724 and $3,961,476 of such incentive fees remained payable, respectively.

Administration Fees

The Company has entered into the Administration Agreement with the Administrator, under which the Company reimburses the Administrator for its allocable portion of overhead and other expenses, including the costs of furnishing the Company with office facilities and equipment and providing clerical, bookkeeping, record-keeping and other administrative services at such facilities, and the Company’s allocable portion of the cost of the chief financial officer and chief compliance officer and their respective staffs. To the extent that the Administrator outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis, without incremental profit, to the Administrator. For the years ended December 31, 2024, 2023 and 2022 the Company incurred reimbursement expenses of $243,547, $237,082 and $182,766, respectively, included under General and Administrative fees on the Consolidated Statements of Operations. As of December 31, 2024 and December 31, 2023, $77,275 and $79,070 of reimbursement expense was payable as shown in the Consolidated Statements of Assets and Liabilities as reimbursement expense payable, respectively.

The Administrator has entered into a sub-administration agreement with SS&C Technologies, Inc. (the “Sub-Administrator”), under which the Sub-Administrator provides various accounting and administrative services to the Company. Administrative services may include maintenance of the Company’s books and records, processing of investor transactions, and calculation of the NAV. For the years ended December 31, 2024, 2023 and 2022, the Company incurred expenses for services provided by the Sub-Administrator of $743,140, $636,927 and $412,218, respectively, which is included in professional fees on the Consolidated Statements of Operations. As of December 31, 2024 and December 31, 2023, there were no amounts payable for expenses incurred for services provided by the Sub-Administrator.

Directors’ Fees

The Company incurs certain fees and expenses paid to the Company’s independent directors (including expenses and costs related to meetings of the independent directors); for the years ended December 31, 2024, 2023 and 2022 directors’ expenses are $143,750, $91,250 and $89,151, respectively, as shown on the Consolidated Statements of Operations. As of December 31, 2024 and December 31, 2023, $35,000 and $23,750 of directors’ expenses remained payable, respectively, which is included in professional fees payable as shown on the Consolidated Statements of Assets and Liabilities.

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

As of December 31, 2024 and December 31, 2023, the Secured Credit Facility commitment amounts were as follows:

Secured Credit Facility Lender	As of December 31, 2024 Commitment	As of December 31,2023 Commitment
Webster Bank	$67,500,000	$67,500,000
Blue Ridge Bank	-	25,000,000
Dime Community Bank	25,000,000	-
First Foundation Bank	20,000,000	20,000,000
Mitsubishi HC Capital America, Inc.	20,000,000	20,000,000
Woodforest National Bank	20,000,000	20,000,000
Forbright Bank	-	17,500,000
Peapack-Gladstone Bank	17,000,000	15,000,000
Hanmai Bank	15,500,000	-
Apple Bank	15,000,000	15,000,000
Total Commitment	$200,000,000	$200,000,000

Borrowings can be increased to a maximum of $350 million in accordance with the Secured Credit Facility accordion feature terms and conditions and are limited by various advance rates and concentration limits.

As of December 31, 2024 and December 31, 2023, the total fair value of the borrowings outstanding under the Secured Credit Facility was $122,500,000 and $176,500,000, respectively. The fair value of the borrowings outstanding under the Secured Credit Facility and the Revolving Credit Line are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.

Inclusive of syndication, agency, and administrative fees paid to Webster, the total annualized cost of capital is estimated to be 8.0%. The Company will also pay a non-utilization fee on the average daily unused amount of the aggregate commitments until the commitment termination date (as defined in the Loan Agreement). As of December 31, 2024 and December 31, 2023, the total commitments under the Secured Credit Facility were $200 million. Proceeds from borrowings under the Secured Credit Facility may be used to finance certain investments, fulfill payment obligations under the Secured Credit Facility, make distributions/payments permitted by the Loan Agreement. All amounts outstanding under the Secured Credit Facility must be repaid by the fourth anniversary of the initial closing of the Secured Credit Facility. The Company’s obligations to the lenders under the Secured Credit Facility are secured by a first priority security interest in substantially all of the Company’s assets, subject to certain exclusions.

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

On June 22, 2022, the Company entered into a Loan and Security Agreement with East West Bank, which provides for cash or credit advances of up to $25 million (the “Revolving Credit Line”) pursuant to the terms and conditions of the Revolving Credit Line. On September 26, 2022, the Company entered into an amendment with East West Bank, to downsize the Revolving Credit Line to $21 million. On May 17, 2023, the Company repaid the outstanding balance in full and terminated the loan and security agreement initially entered into on June 22, 2022.

The components of the Company’s interest expense and other debt financing expenses, average outstanding balances and average stated interest rates (i.e. the rate in effect plus spread) were as follows:

	For the year ended
	December 31, 2024	December 31, 2023	December 31, 2022
Interest expense - Secured Credit Facility	$11,099,472	$12,108,069	$4,222,007
Interest expense - Revolving Credit Line	-	38,624	433,472
Unused commitment fees	322,139	278,783	277,339
Amortization of deferred financing costs	593,706	627,611	440,322
Utilization fees	729,919	1,141,897	425,175
Total interest and other debt financing fees	$12,745,236	$14,194,984	$5,798,315
Average debt outstanding	$136,628,415	$154,152,055	$90,928,767
Average stated interest rate	8.10%	7.88%	5.12%

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

The following permanent differences were reclassified for tax purposes for the years ended December 31, 2024, 2023 and 2022:

	For the year ended
	December 31, 2024	December 31, 2023	December 31, 2022
Increase (decrease) in capital in excess of par value	$2,281,202	$-	$202,722
Increase (decrease) in accumulated undistributed (overdistributed) earnings	(2,281,202)	-	(202,722)

Taxable income generally differs from net increase (decrease) in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses and generally excludes unrealized gain (loss) on investments as investment gains and losses are not included in taxable income until they are realized. The temporary and permanent differences in the recognition of income and expenses for the years ended December 31, 2024, December 31, 2023 and December 31, 2022 are primarily due to organizational cost amortization.

Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. Under the Regulated Investment Company Modernization Act of 2010, capital losses incurred after September 30, 2011 are not subject to expiration and retain their character as either short-term or long-term capital losses. As of December 31, 2024 and December 31, 2023, the Company had no short-term capital loss carryforwards. As of December 31, 2024 and December 31, 2023, the Company had no long-term capital loss carryforwards.

The following table reconciles the components of accumulated undistributed (overdistributed) earnings:

	For the year ended
	December 31, 2024	December 31, 2023	December 31, 2022
Net accumulated change in unrealized (gain) loss	$(3,436,628)	$(1,559,013)	$2,090,736
Undistributed ordinary income	2,059,588	701,484	399,145
Net accumulated capital gain/ (loss)	1,309,553	-	-
Other cumulative effect of timing differences	(206,545)	(224,715)	(242,886)
Total accumulated undistributed (overdistributed) earnings	$(274,032)	$(1,082,244)	$2,246,995

For income tax purposes, distributions paid to stockholders are reported as ordinary income, return of capital, redemption, long term capital gains or a combination thereof.
The following table provides the tax character of distributions declared for the years ended December 31, 2024, 2023 and 2022:

	For the year ended
	December 31, 2024	December 31, 2023	December 31, 2022
Ordinary income	$20,652,462	$22,097,019	$10,682,401
Long-term capital gains	671,887	3,773	-
Total	$21,324,349	$22,100,792	$10,682,401

As of December 31, 2024, the estimated cost basis of investment for U.S. federal income tax purposes was $381,076,946, resulting in estimated net unrealized loss of $3,436,628, comprised of estimated gross unrealized gains of $22,403,590 and gross unrealized losses of $25,840,218. As of December 31, 2023, the cost basis of investment for U.S. federal income tax purposes was $378,551,985, resulting in net unrealized loss of $1,559,013, comprised of gross unrealized gains of $20,541,825 and gross unrealized losses of $22,100,838. As of December 31, 2022, the cost basis of investment for U.S. federal income tax purposes was $301,104,946, resulting in net unrealized gain of $2,090,736, comprised of gross unrealized gains of $11,979,460, and gross unrealized losses of $9,888,724.

The Company recognized the following excise taxes related to the Company’s status as a RIC:

	For the year ended
	December 31, 2024	December 31, 2023	December 31, 2022
Excise tax expense	$37,907	$-	$-
Total	$37,907	$-	$-

As of December 31, 2024, $37,907 of excise taxes remained payable. As of December 31, 2023, no excise taxes were payable.

The Company recognized the following benefits (provisions) for taxes on unrealized appreciation and depreciation on investments:

	For the year ended
	December 31, 2024	December 31, 2023	December 31, 2022
Benefit (provision) for taxes on unrealized appreciation (depreciation) on investments	$(6,094,196)	$-	$-
Total	$(6,094,196)	$-	$-

As of December 31, 2024, $6,094,196 was included in deferred tax liabilities on the Consolidated Statements of Assets and Liabilities primarily relating to deferred taxes on unrealized gains on investments held in the Company’s subsidiary and other temporary book to tax differences of the subsidiary. As of December 31, 2023, no deferred tax liabilities were included on the Consolidated Statements of Assets and Liabilities

Note 9. Stock Issuances

As of December 31, 2024 and December 31, 2023, the total number of shares of all classes of capital stock that the Company has the authority to issue was 200,000,000 shares of Common Stock, par value $0.001 per share.

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

For the year ended December 31, 2024, the Company entered into subscription agreements (collectively, the “Subscription Agreements”) with new investors, providing for the private placement of common shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase common shares up to the amount of their respective capital commitments on an as-needed basis with a minimum of 8 business days’ prior notice. As of December 31, 2024 and December 31, 2023, the Company had received capital commitments totaling $273,072,762 and $218,337,762, respectively.

As of December 31, 2024, net contributions of $266,475,040 had been made by Stockholders and $6,597,722 remained available to be drawn by the Company. As of December 31, 2023, net contributions of $204,144,825 had been made by Stockholders and $14,192,937 remained available to be drawn by the Company.

The following tables summarize the issuance of shares for the years ended December 31, 2024, 2023 and 2022:

Date	Price per share	Shares Issued	Proceeds
For the year ended December 31, 2024:
April 8, 2024	$24.96	250,250	$6,246,250
June 11, 2024	24.79	562,949	13,955,500
September 17, 2024	23.83	717,571	17,099,715
December 19, 2024	24.37	1,027,031	25,028,750
		2,557,801	$62,330,215

Stock issued in connection with dividend reinvestment plan
January 31, 2024	$24.98	120,133	$3,000,821
May 16, 2024	24.95	113,756	2,838,215
August 19, 2024	23.96	103,753	2,527,833
November 19, 2024	24.43	90,839	2,178,007
		428,481	$10,544,876
Total		2,986,282	$72,875,091

Date	Price per share	Shares Issued	Proceeds
For the year ended December 31, 2023:
March 21, 2023	$25.31	803,600	$20,339,128
May 15, 2023	25.30	343,695	8,695,500
August 28, 2023	25.49	179,590	4,577,750
December 8, 2023	25.41	198,169	5,035,468
		1,525,054	$38,647,846

Stock issued in connection with dividend reinvestment plan
January 26, 2023	$25.34	86,086	$2,181,430
May 5, 2023	25.38	98,060	2,488,754
July 31, 2023	25.56	100,593	2,571,168
November 10, 2023	25.55	114,935	2,936,599
		399,674	$10,177,951
Total		1,924,728	$48,825,797

Date	Price per share	Shares Issued	Proceeds
For the year ended December 31, 2022:
March 25, 2022	$25.59	708,935	$18,142,000
April 21, 2022	25.73	446,880	11,448,234
September 12, 2022	25.58	441,121	11,283,885
November 22, 2022	25.25	2,186,113	55,199,312
		3,783,049	$96,073,431

Stock issued in connection with dividend reinvestment plan
January 14, 2022	$25.32	24,306	$615,437
May 20, 2022	25.64	21,875	560,883
July 29, 2022	25.51	36,141	921,955
November 4, 2022	25.34	49,212	1,247,052
		131,534	3,345,327
Total		3,914,583	$99,418,758

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

The following tables summarize the repurchase of shares for the years ended December 31, 2024 and 2023.

Quarter Ended	Purchase Price*	Shares Repurchased	Amount Paid in Cash
Stock repurchased in connection with tender offer
March 29, 2024	$25.10	192,187.05	$4,823,944
June 28, 2024	24.38	190,664.58	4,648,553
September 30, 2024	24.27	209,505.99	5,084,710
December 31, 2024**	25.08	224,106.25	5,637,891
Total		816,463.87	$20,195,098

*As of December 31, 2024, stock repurchased in connection with tender offers was completed at a purchase price of $25.08. At the time, an estimated NAV was used due to the requirement to make payment within 60 days. Following the completion of the audit, the NAV as of December 31, 2024, was updated to $24.43.

**As of December 31, 2024, stock repurchased in connection with tender offers remained payable as shown in redemptions payable on the Consolidated Statements of Assets and Liabilities.

Quarter Ended	Purchase Price	Shares Repurchased	Amount Paid in Cash
Stock repurchased in connection with tender offer
December 31, 2022*	$25.21	108,930.54	$2,746,138
March 31, 2023	25.80	164,813.65	4,252,192
June 30, 2023	26.06	180,212.21	4,696,330
September 30, 2023	26.01	186,750.79	4,857,388
December 31, 2023**	24.78	189,088.61	4,700,694
Total		829,795.80	$21,252,742

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

The Company’s distributions are recorded on the record date. For the year ended December 31, 2024, distributions declared to Stockholders totaled $21,324,349 of which $8,438,994 was paid as a cash distribution and $7,562,584 was paid in the form of 428,481 shares of the Company’s common stock issued to existing Stockholders. Subsequent to December 31, 2024, distributions of $2,624,675 will be paid out in cash and $2,698,096 will be paid in the form of the Company’s common stock issued to existing Stockholders. Distribution payments have been made in accordance with Stockholders DRP payment election as disclosed in Note 2.

The following table summarizes the settlement of distributions declared and recorded during the year ended December 31, 2024, and the subsequent payment and issuance of those distributions for the year ended December 31, 2024:

Date Declared	Record Date	Payment/Issuance Date	Amount Per Share	Amount Paid in Cash	Amount Settled via Newly Issued Shares	Total
For the year ended December 31, 2024
April 3, 2024	April 3, 2024	May 16, 2024	$0.75	$3,061,044	$2,838,215	$5,899,259
July 11, 2024	July 11, 2024	August 19, 2024	0.63	2,733,750	2,527,833	5,261,583
October 4, 2024	October 4, 2024	November 19, 2024	0.54	2,592,284	2,178,007	4,770,291
December 31, 2024	December 31, 2024	January 31, 2025	0.54	2,624,675	2,698,096	5,322,771
Total			$2.46	$11,011,753	$10,242,151	$21,253,904

As of December 31, 2024, $5,322,771 of distributions declared and recorded remained payable as shown in distributions payable on the Consolidated Statements of Assets and Liabilities. As of December 31, 2024, $10,544,876 of distributions as shown in stock issued in connection with dividend reinvestment program on the Statements of Changes in Net Assets includes the effect of distributions payable as of December 31, 2023.

The following table summarizes the settlement of distributions declared and recorded as of December 31, 2022, April 3, 2023, and July 3, 2023 and October 4, 2023, respectively, and the subsequent payment and issuance of those distributions for the year ended December 31, 2023:

Date Declared	Record Date	Payment/Issuance Date	Amount Per Share	Amount Paid in Cash	Amount Settled via Newly Issued Shares	Total
For the year ended December 31, 2023:
April 3, 2023	April 3, 2023	May 5, 2023	$0.69	$2,485,103	$2,488,754	$4,973,857
July 3, 2023	July 3, 2023	July 31, 2023	0.69	2,583,154	2,571,168	5,154,322
October 4, 2023	October 4, 2023	November 10, 2023	0.78	2,962,903	2,936,599	5,899,502
December 29, 2023	December 31, 2023	January 31, 2024	0.79	3,008,410	3,064,701	6,073,111
Total			$2.95	$11,039,570	$11,061,222	$22,100,792

The following table summarizes the settlement of distributions declared and recorded as of December 31, 2021, May 18, 2022, and June 30, 2022 and October 4, 2022, respectively, and the subsequent payment and issuance of those distributions for the year ended December 31, 30, 2022:

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

Note 11. Commitments, Contingencies, and Risks

Commitments: As of December 31, 2024 and December 31, 2023, the Company had $20,353,563 and $15,600,970, respectively, in outstanding commitments to direct investments. As of December 31, 2024 and December 31, 2023 the Company had $1,101,695 and $1,101,695, respectively, in outstanding commitments to fund investments.

December 31, 2024	Outstanding Commitments
Direct Investments
Ambient Enterprises Holdco LLC	$1,773,731
Kelso Industries	5,000,000
Qualified Digital, LLC	6,857,143
The Range NYC, LLC (dba Five Iron Golf)	6,722,689
Total Direct Investments	$20,353,563

Fund Investments
Madryn Select Opportunities, LP	$1,101,695
Total Fund Investments	$1,101,695

Total	$21,455,258

December 31, 2023	Outstanding Commitments
Direct Investments
Consolidated Machine & Tool Holdings, LLC	$267,525
PPC Event Services, Inc.	2,391,846
TCP Acquisition, LLC	5,595,960
The Range NYC, LLC (dba Five Iron Golf)	6,722,689
YTC Holdings, Inc. (dba Yorktel)	622,950
Total Direct Investments	$15,600,970

Fund Investments
Madryn Select Opportunities, LP	$1,101,695
Total Fund Investments	$1,101,695

Total	$16,702,665

Management believes that the Company’s available cash balance and the balance available to be drawn from the Secured Credit Facility provide sufficient funds to cover its unfunded commitments as of December 31, 2024 and December 31, 2023.

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

Note 12. Financial Highlights

The following is a schedule of financial highlights for the years ended December 31, 2024, 2023, 2022 and the period from May 14, 2021 to December 31, 2021:

	For the year ended
	December 31, 2024	December 31, 2023	December 31, 2022	For the period May 14, 2021* to December 31, 2021
Per share data:
Net asset value at beginning of period	$24.78	$25.21	$25.26	25.00
Net investment income (loss) (1)	2.42	3.02	2.47	0.80
Net realized and unrealized gain (loss), net of taxes (1)	(0.19)	(0.46)	(0.18)	0.12
Net increase (decrease) in net assets resulting from operations (1)	2.23	2.56	2.29	0.92
Stockholder distributions (2)	(2.46)	(1.87)	(1.20)	(0.36)
Dividend reinvestment plan distributions (2)	(1.58)	(1.08)	(0.99)	(0.41)
Other (3)	1.46	(0.04)	(0.15)	0.11
Net asset value at end of period	$24.43	$24.78	$25.21	$25.26
Net assets at end of period	$240,830,105	$190,460,589	$166,216,773	70,162,127
Shares outstanding at end of period	9,857,301	7,687,482	6,592,546	2,777,449
Total return (4)	9.89%	9.64%	5.91%	4.13%
Ratio/Supplemental data:
Ratio of expenses to average net assets before incentive fees and waivers(5)	9.91%	11.80%	10.53%	5.92%
Ratio of expenses to average net assets after incentive fees and before waivers(5)	11.86%	14.49%	12.30%	6.28%
Ratio of expenses to average net assets after incentive fees and waivers (5)	11.25%	13.59%	10.08%	6.28%
Ratio of net investment income (loss) to average net assets before incentive fees and waivers(5)	11.14%	13.77%	9.23%	5.41%
Ratio of net investment income (loss) to average net assets after incentive fees and before waivers(5)	9.19%	11.07%	7.47%	5.05%
Ratio of net investment income (loss) to average net assets after incentive fees and waivers(5)	9.80%	11.97%	9.68%	5.05%
Portfolio turnover (6)	14.48%	5.19%	5.17%	4.22%

(1)	The per share data was derived by using the weighted average shares outstanding during the period presented.
(2)
Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent the Company’s taxable earnings fall below the total amount of the Company’s distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the Company’s stockholders. The tax character of distributions was $20,652,462 and $671,887 of ordinary income and long term capital gain, respectively, for the year ended December 31, 2024.

(3)
Includes the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.

(4)	Total return is calculated as the change in NAV per share during the period, divided by the beginning NAV per share and assumes reinvestment of dividends at NAV. Total return is not annualized.
(5)	Ratios are annualized for periods less than one year. To the extent incentive fees and waivers are included within the ratio, they are not annualized.
(6)	Ratio is not annualized.

*	Date of formation of the Company

13. Subsequent Events

The Company has evaluated subsequent events through March 31, 2025, the date on which the consolidated financial statements were issued.

On December 31, 2024 the Company declared a dividend of $0.54 per share to Stockholders of record as of December 31, 2024, which was paid in the form of cash and shares on January 31, 2025.  On January 31, 2025 the Company paid a total distribution of $5,322,771, of which $2,624,675 was paid in cash and $2,698,096 in the form of shares.

On February 5, 2024, the Company issued a capital call of $8,845,789.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2025	Star Mountain Lower Middle-Market Capital Corp.

	By:	/s/	Brett A. Hickey
	Name:		Brett A. Hickey
	Title:		Chief Executive Officer and President

Date: March 31, 2025	By:	/s/	Christopher J. Gimbert
	Name:		Christopher J. Gimbert
	Title:		Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the following capacities on March 31, 2025.

By:	/s/	Brett A. Hickey
Name:		Brett A. Hickey
Title:		Chief Executive Officer, President and Director

By:	/s/	Christopher J. Gimbert
Name:		Christopher J. Gimbert
Title:		Chief Financial Officer

By:	/s/	Curtis Glovier
Name:		Curtis Glovier
Title:		Director

By:	/s/	Jeffrey Rogers
Name:		Jeffrey Rogers
Title:		Director

By:	/s/	O. James Sterling
Name:		O. James Sterling
Title:		Director

By:	/s/	David S. Kimmel
Name:		David S. Kimmel
Title:		Director