Form 10-Q
period 2025-03-31
Star Mountain Lower Middle-Market Capital Corp
filed 2025-05-15
CIK 1786835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 15, 2025, the registrant had 10,068,053 shares of common stock, $0.001 par value, outstanding.

Part I. Financial Information
Item 1.	Financial Statements.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Consolidated Statements of Assets and Liabilities

	March 31, 2025 (unaudited)	December 31, 2024
ASSETS
Non-controlled/non-affiliate investments at fair value (amortized cost of $327,785,158 and $325,265,220 as of March 31, 2025 and December 31, 2024, respectively)	$324,202,946	$326,959,520
Controlled/affiliate investments at fair value (amortized cost of $53,454,265 and $52,910,374 as of March 31, 2025 and December 31, 2024, respectively)	51,620,616	50,680,798
Cash	4,578,449	4,028,665
Interest receivable	4,652,720	3,887,028
Receivable for investments sold	4,306,473	-
Deferred financing cost	2,016,186	2,169,211
Prepaid expenses	2,004	6,748
Paydown receivable	-	341,471
Total assets	391,379,394	388,073,441

LIABILITIES

Credit facility payable	122,300,000	122,500,000
Subscriptions received in advance	8,765,989	-
Redemptions payable	6,290,542	5,637,890
Deferred tax liabilities	6,144,344	6,094,196
Incentive fees payable (Note 6)	3,680,126	2,813,724
Credit facility interest payable	2,268,985	2,267,199
Other payables	1,621,292	900,145
Management fees payable (Note 6)	1,345,156	1,157,509
Professional fees payable	329,197	434,744
Reimbursement expense payable	177,329	77,275
Legal fees payable	74,897	37,883
Due to feeder fund	22,720	-
Distributions payable	-	5,322,771
Total liabilities	153,020,577	147,243,336

Commitments and contingencies (Note 11)

Net assets	$238,358,817	$240,830,105

NET ASSETS
Common shares, $0.001 par value (200,000,000 shares authorized, 9,710,243 and 9,857,301 shares issued and outstanding as of March 31, 2025 and December 31, 2024 respectively)	$9,711	$9,858
Additional paid-in capital	243,003,489	246,622,366
Accumulated undistributed (overdistributed) earnings	(4,654,383)	(5,802,119)
Total net assets	$238,358,817	$240,830,105

Net asset value per share	$24.55	$24.43

See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Consolidated Statements of Operations
 (Unaudited)

	For the three months ended March 31,
	2025	2024
Non-controlled/non-affiliate investment income:
Interest income	$8,034,188	$10,740,990
PIK interest income	839,888	1,425,439
Dividend income	221,307	-
Other income	178,187	137,528
Controlled/affiliate investment income:
Interest income	862,309	107,726
PIK interest income	211,436	45,103
Total investment income:	10,347,315	12,456,786

Operating expenses:
Interest and other financing fees	2,541,777	3,741,191
Management fees (Note 6)	1,187,647	1,152,067
Professional fees	598,046	380,352
Incentive fees (Note 6)	866,402	1,225,518
General and administrative fees	260,380	130,021
Legal expenses	86,060	81,518
Director expenses	35,000	23,620
Total expenses	5,575,312	6,734,287
Net investment income before taxes	4,379,726	5,722,499
Income tax expense	557,415	-
Net Investment Income	4,214,588	5,722,499
Net gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliate investments	1,863,881	-
Net realized gain (loss) on investments	1,863,881	-

Net change in unrealized gain (loss):
Non-controlled/non-affiliate investments	(5,276,512)	(2,933,195)
Controlled/affiliate investments	395,927	(384,530)
Net change in unrealized gain (loss) on investments	(4,880,585)	(3,317,725)

Net gain (loss)	(3,016,704)	(3,317,725)

Benefit (provision) for taxes on unrealized appreciation (depreciation) on investments	(50,148)	-

Net increase (decrease) in net assets resulting from operations	$1,147,736	$2,404,774

Per common share data:
Net investment income per share - basic and diluted	$0.42	$0.74
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.12	$0.31
Weighted average shares outstanding - basic and diluted	9,927,237	7,764,315

See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Consolidated Statements of Changes in Net Assets
(Unaudited)

	Common Stock			Accumulated undistributed
For the three months ended March, 2024	Number of shares	Par value of shares	Additional paid- in capital	(overdistributed) earnings	Total net assets
Balance, December 31, 2023	7,687,482	$7,688	$191,535,145	$(1,082,244)	$190,460,589
Net investment income	-	-	-	5,722,499	5,722,499
Net change in unrealized gain (loss) on investments	-	-	-	(3,317,725)	(3,317,725)
Contribution receivable	-	-	110,891	-	110,891
Purchases of shares in repurchase offer	(192,187)	(192)	(4,823,752)	-	(4,823,944)
Stock issued in connection with dividend reinvestment plan	120,133	120	3,000,701	-	3,000,821
Balance, March 31, 2024	7,615,428	$7,616	$189,822,985	$1,322,530	$191,153,131

For the three months ended March, 2025
Balance, December 31, 2024	9,857,301	$9,858	$246,622,366	$(5,802,119)	$240,830,105
Net investment income	-	-	-	4,214,588	4,214,588
Net realized gain (loss)	-	-	-	1,863,881	1,863,881
Net change in unrealized gain (loss) on investments	-	-	-	(4,880,585)	(4,880,585)
Benefit (provision) for taxes on unrealized appreciation (depreciation) on investments	-	-	-	(50,148)	(50,148)
Purchase of shares in repurchase offer	(256,233)	(256)	(6,290,286)	-	(6,290,542)
Stock issued in connection with dividend reinvestment plan	109,175	109	2,671,409	-	2,671,518
Balance, March 31, 2025	9,710,243	$9,711	$243,003,489	$(4,654,383)	$238,358,817

See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Consolidated Statements of Cash Flows
(Unaudited)

	For the three months ended March 31,
	2025	2024
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$1,147,736	$2,404,774
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments	(1,863,881)	-
Net change in unrealized (gain) loss on investments	4,880,585	3,317,725
Net accretion of discounts and amortization of premiums	(775,181)	(561,124)
Purchases of investments	(18,522,548)	(789,898)
Proceeds from sales of investments	26,948	-
Proceeds from principal payments	15,157,155	23,305,664
Amortization of deferred financing costs	137,400	140,521
Payment-in-kind interest income	(1,051,324)	(1,470,542)
Changes in operating assets and liabilities:
Interest receivable	(765,692)	(915,343)
Prepaid expenses	4,744	-
Management fees payable (Note 6)	187,647	30,655
Incentive fees payable (Note 6)	866,402	1,225,518
Credit facility interest payable	1,786	(262,881)
Professional fees payable	(105,547)	247,185
Deferred tax liabilities	50,148	-
Other payables	721,147	(22,840)
Legal fees payable	37,014	36,518
Reimbursement expense payable	100,054	(42,729)
Due to feeder fund	22,720	-
Net cash provided by (used in) operating activities	257,313	26,643,203

Cash flows from financing activities:
Proceeds from issuance of common shares, including subscriptions received in advance	8,765,989	6,246,250
Payments in repurchase of shares	(5,637,890)	(4,651,898)
Proceeds from credit facility	19,300,000	-
Repayments of credit facility	(19,500,000)	(27,000,000)
Distributions paid	(2,651,253)	(2,961,399)
Deferred financing and debt issuance costs paid	15,625	-
Net cash provided by (used in) financing activities	292,471	(28,367,047)

Net increase (decrease) in Cash	549,784	(1,723,844)
Cash, beginning of period	4,028,665	5,045,540
Cash, end of period	$4,578,449	$3,321,696

Supplemental disclosures of cash flow information:
Non cash operating activities:
Interest received in kind	$1,051,324	$1,470,542

Supplemental and non cash financing activities:
Shares issued from dividend reinvestment plan (see Note 10)	$2,671,518	$3,000,821

Supplemental Information:
Cash paid for interest	$2,138,727	$3,548,264

See accompanying notes.

 STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Consolidated Schedule of Investments
March 31, 2025
 (Unaudited)

Portfolio Company (1)(2)(3)(4)(5)(6)	Footnotes	Spread Above Index (7)	Interest Rate	Acquisition Date	Maturity	Principal, Shares, Units	Amortized Cost (8)	Fair Value (9)	% of Net Assets
Investments
Non-controlled/non-affiliate investments
First lien senior secured term loan
Aerospace & Defense
Consolidated Machine & Tool Holdings, LLC	(17)(19)(22)	S+11.01%	15.33%	1/15/2020	1/15/2025	7,387,121	$7,209,420	$6,433,911	7.7%
Consolidated Machine & Tool Holdings, LLC	(17)(18)(19)(22)	S+12.01%	16.60% PIK	3/21/2025	1/15/2025	80,511	78,902	72,194	0.0
Consolidated Machine & Tool Holdings, LLC	(13)(19)(22)	-	20.00% PIK	11/22/2023	1/15/2025	708,154	697,699	708,154	0.3
Consolidated Machine & Tool Holdings, LLC	(13)(19)	-	11.00%	5/22/2024	6/30/2025	885,615	870,375	794,132	0.3
						9,061,401	8,856,396	8,008,391	8.3
Chemicals
Douglas Products and Packaging Company, LLC	(10)(16)	S+8.04%	12.33%	9/20/2023	9/20/2028	14,775,000	14,655,180	14,775,000	6.2
						14,775,000	14,655,180	14,775,000	6.2
Commercial Services & Supplies
Swyft AcquireCo LLC (dba Swyft Filings)	(15)(16)	S+2.75%	7.04%	12/20/2021	12/20/2027	290,744	290,226	290,046	0.1
Swyft AcquireCo LLC (dba Swyft Filings)	(10)(16)	S+7.68%	11.97%	12/20/2021	12/20/2027	3,682,383	3,647,028	3,510,784	1.5
						3,973,127	3,937,254	3,800,830	1.6
Construction & Engineering
DCCM, LLC	(17)	S+ 6.76% Cash + 1.00% PIK	11.08% Cash + 1.00% PIK	8/6/2021	12/30/2026	18,086,870	17,907,510	18,085,062	7.6
Fremont-Wright, LLC	(16)	S +9.10%	13.39%	12/2/2020	6/30/2025	4,127,104	4,127,104	4,127,104	1.7
Kassel Mechanical, LLC	(16)	S + 7.18% Cash + 0.82% PIK	11.47% Cash + 0.82% PIK	3/17/2025	10/1/2029	12,500,000	12,312,500	12,312,500	5.2
Kelso Industries	(17)	S + 5.75%	10.07%	12/31/2024	12/31/2029	9,181,146	9,010,131	9,181,146	3.9
Kelso Industries	(17)(18)	S + 5.75%	10.07%	3/12/2025	12/30/2029	1,168,204	1,034,408	1,168,210	0.5
MechanAir, LLC	(17)	S + 5.42% Cash + 4.18% PIK	9.74% Cash + 4.18% PIK	9/2/2021	9/2/2026	13,239,867	13,130,773	13,070,396	5.5
MechanAir, LLC	(13)	-	18.00% PIK	12/15/2023	9/2/2026	532,014	532,014	517,650	0.2
Versar Inc.	(10)(17)	S + 8.10%	12.42%	8/4/2023	8/4/2028	10,000,000	9,700,183	10,032,000	4.2
Vertical Mechanical Group, LLC	(10)(17)	S + 9.25%	13.57%	5/12/2023	5/12/2028	7,428,571	7,257,283	7,428,571	3.1
						76,263,776	75,011,906	75,922,639	31.9
Distributors
48forty Intermediate Holdings, Inc.	(16)	2.50% Cash + S + 3.60% PIK	2.50%Cash + 7.89% PIK	10/11/2022	11/30/2029	15,119,734	14,695,849	11,503,094	4.8
						15,119,734	14,695,849	11,503,094	4.8
Diversified Telecommunication Services
Gridsource Incorporated, LLC	(17)	S + 6.50	10.82%	12/16/2022	3/9/2028	14,142,463	13,851,207	14,142,463	5.9
						14,142,463	13,851,207	14,142,463	5.9
Electrical Equipment
Masterwork Electronics, Inc.	(17)(19)(22)	S + 7.65%	11.97% PIK	11/17/2022	11/17/2027	8,840,576	8,676,757	2,108,477	0.9
Masterwork Electronics, Inc.	(15)(17)(19)(22)	S + 7.65%	11.97% PIK	11/17/2022	11/17/2027	521,739	521,739	124,435	0.1
						9,362,315	9,198,496	2,232,912	1.0
Entertainment
Chicken Soup For The Soul, LLC	(16)(19)(23)	S + 8.60%	12.89%	10/29/2021	12/31/2023	6,380,856	6,380,856	1,681,994	0.7
Linden Research, Inc. (dba Linden Labs)	(10)(17)	S + 7.73% Cash + 3.54% PIK	12.05% Cash + 3.54% PIK	12/31/2020	12/31/2025	4,649,110	4,595,088	4,649,110	2.0
NW Entertainment, LLC	(17)	S + 7.76%	12.08%	11/4/2022	11/4/2027	6,203,121	6,113,694	6,088,983	2.6
						17,233,087	17,089,638	12,420,087	5.3
Healthcare Providers & Services
BB-HH Platform, Inc. (dba Preferred Care Home Health)	(10)(17)	S + 7.69% Cash + 1.82% PIK	12.01% Cash + 1.82% PIK	5/16/2023	5/16/2028	6,822,172	6,715,794	6,822,173	2.9
IPA Intermediate Co., LLC (dba Integrated Pain Associates)	(17)	S + 8.01%	12.33%	1/9/2023	1/9/2028	11,067,780	10,857,139	11,067,780	4.6
Klein Hersh, LLC	(10)(17)	-	3.94% Cash	4/27/2022	4/27/2028	17,438,041	16,883,185	14,606,103	6.1
						35,327,993	34,456,118	32,496,056	13.6
Hotels, Restaurants & Leisure
The Range NYC, LLC (dba Five Iron Golf)	(17)	S + 7.61%	11.93%	9/15/2022	9/15/2027	4,897,059	4,800,814	4,876,001	2.0
						4,897,059	4,800,814	4,876,001	2.0
Household Durables
SkyBell Technologies, Inc.	(19)(22)	0.00% Cash + 0.00% PIK	0.00% Cash + 0.00% PIK	12/13/2019	12/13/2024	4,597,307	4,534,241	3,723,819	1.6
						4,597,307	4,534,241	3,723,819	1.6
Household Products
Coop Home Goods LLC (dba Coop Home Goods)	(10)(17)	S + 8.76%	13.08%	6/18/2021	6/18/2026	4,373,103	4,349,125	4,373,103	1.8
						4,373,103	4,349,125	4,373,103	1.8
IT Services
CSI IT, LLC (dba Consulting Solutions)	(17)	S + 10.76%	15.08%	1/29/2021	1/29/2026	12,366,208	12,256,920	12,366,208	5.2
						12,366,208	12,256,920	12,366,208	5.2
Machinery
Texas Contract Manufacturing Group, Inc.	(17)	S + 12.11%	16.43%	4/27/2022	4/27/2027	4,529,452	4,481,482	4,036,195	1.7
						4,529,452	4,481,482	4,036,195	1.7
Media
PadSquad, LLC	(10)(17)	S + 6.82%	11.14%	3/30/2022	3/30/2027	2,704,113	2,678,285	2,685,725	1.1
Trailer Park Group Holdings LLC	(10)(17)	S + 7.71% + 2.07% PIK	12.03% Cash + 2.07% PIK	8/2/2021	8/2/2026	14,866,853	14,706,982	14,303,400	6.0
						17,570,966	17,385,267	16,989,125	7.1
Personal Products
Japonesque, LLC	(10)(17)	S + 9.60%	13.92%	11/23/2021	11/23/2026	4,374,124	4,336,026	4,374,124	1.8
						4,374,124	4,336,026	4,374,124	1.8
Professional Services
Jefferson Consulting Group, LLC	(10)(17)	S + 7.94%	12.26%	7/1/2024	7/1/2029	8,461,538	8,314,278	8,048,192	3.4
NSC Technologies, LLC	(10)(17)	S + 8.26%	12.58%	4/26/2019	10/26/2026	4,148,472	4,125,826	4,148,472	1.7
PQT Ayaquhs, LLC (dba WWC Global)	(17)	S + 7.36%	11.68%	8/1/2022	8/1/2027	3,878,629	3,834,866	3,878,629	1.6
Qualified Digital, LLC	(17)(18)	S + 7.00%	11.32%	7/30/2024	7/30/2029	19,074,286	11,925,916	12,066,678	5.1
						35,562,925	28,200,886	28,141,971	11.8
Specialty Retail
Clearview Systems, LLC (dba Rip-It)	(10)(17)	S + 4.15% Cash + 6.50% PIK	8.47% Cash + 6.50% PIK	10/11/2022	10/10/2027	6,814,742	6,729,601	6,814,742	2.9
						6,814,742	6,729,601	6,814,742	2.9
Trading Companies & Distributors
Ambient Enterprises Holdco LLC	(17)(18)	S + 5.75%	10.07%	12/31/2024	6/30/2030	6,420,779	6,319,157	6,319,157	2.7
Ambient Enterprises Holdco LLC	(17)(18)	S + 5.75%	10.07%	12/31/2024	6/30/2030	1,784,873	1,755,739	1,755,739	0.7
						8,205,652	8,074,896	8,074,896	3.4
Transportation Infrastructure
TCP Acquisition, LLC (dba HighStar Traffic)	(17)	S + 8.00%	12.32%	7/26/2022	7/26/2027	10,339,453	10,213,757	10,339,453	4.3
						10,339,453	10,213,757	10,339,453	4.3
Total first lien senior secured term loan							297,115,059	279,411,109	122.2

See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Consolidated Schedule of Investments – (continued)
March 31, 2025
 (Unaudited)
Portfolio Company (1)(2)(3)(4)(5)(6)	Footnotes	Spread Above Index (7)	Interest Rate	Acquisition Date	Maturity	Principal, Shares, Units	Amortized Cost (8)	Fair Value (9)	% of Net Assets
Second lien senior secured loan
Professional Services
CorTech, LLC	(17)	S+6.35%	10.64%	3/13/2020	9/30/2025	6,105,053	$6,075,937	$6,044,612	2.5%
						6,105,053	6,075,937	6,044,612	2.5
Total second lien term loan							6,075,937	6,044,612	2.5

Senior unsecured notes	(24)
Electrical Equipment
HH Masterwork Intermediate, Inc.	(19)(22)	-	17.00% PIK	11/17/2022	5/17/2028	2,067,881	2,033,098	-	0.0
						2,067,881	2,033,098	-	0.0
Total senior unsecured notes							2,033,098	-	0.0

Preferred equity securities	(12)(24)
Commercial Services and Supplies
Swyft Filings Holdings, LLC	(13)(20)(21)	-	8.00% PIK	12/20/2021	-	192,444	183,612	219,783	0.1
						192,444	183,612	219,783	0.1
Construction & Engineering
MechanAir Holdings, LLC	(13)(21)	-	13.50% PIK	9/2/2021	-	1,704	1,703,499	2,616,319	1.1
Vertical Mechanical Group Holdings, LLC	(21)	-	8.00% PIK	5/12/2023	-	185,714	1,857,143	5,112,714	2.1
						187,418	3,560,642	7,729,033	3.2
Diversified Telecommunication Services
Gridsource Holdings, LLC	(21)	-	8.00% PIK	3/9/2023	-	3,959,977	799,597	1,475,014	0.6
						3,959,977	799,597	1,475,014	0.6
Entertainment
NW Entertainment, LLC	(21)	-	10.00% PIK	11/4/2022	-	1,183	1,134,428	1,420,404	0.6
NW Entertainment, LLC		-	12.00% PIK	2/27/2025	-	826	531,143	665,351	0.3
						2,009	1,665,571	2,085,755	0.9
Healthcare Providers & Services
IPA Investors, LP (dba Integrated Pain Associates)	(21)	-	8.00% PIK	1/9/2023	-	2,081	2,156,467	1,985,696	0.8
						2,081	2,156,467	1,985,696	0.8
Media
PadSquad Holdings, LLC	(13)(21)	-	6.00% Cash + 6.00% PIK	3/30/2022	-	720,767	1,964,204	3,379,270	1.4
Trailer Park Group Holdings, LLC Class A-1 Units	(13)(21)	-	15.00% PIK	12/19/2023	-	40,888	73,599	110,402	0.0
Trailer Park Group Holdings LLC - Class A Units	(13)(21)	-	8.00% PIK	8/2/2021	-	371,822	367,108	492,850	0.2
						1,133,477	2,404,911	3,982,522	1.6
Professional Services
Hometown Holdings JV, LLC (dba BWG Strategy)	(13)(21)	-	8.00% Preferred Return	12/24/2020	-	666,667	659,761	877,600	0.4
JCFV Holdings, LLC	(21)	-	8.00% Preferred Return	7/1/2024	-	415,916	1,538,462	1,377,721	0.6
PQT Ayaquhs, LLC (dba WWC Global)	(13)(21)	-	10.50% PIK	8/1/2022	-	5,774	1,064,516	4,651,979	2.0
SPC QD SM, LP	(21)	-	-	7/30/2024	-	42	2,207,572	2,207,572	0.9
						1,088,399	5,470,311	9,114,872	3.9
Software
PureCars Technologies, LLC	(13)(21)	-	8.00% PIK	4/17/2019	-	592	267,013	279,078	0.1
						592	267,013	279,078	0.1
Total preferred equity securities							16,508,124	26,871,753	11.2

Warrants and other equity securities	(12)(24)
Aerospace & Defense
Consolidated Machine & Tool Holdings, LLC	(14)(21)	-	-	1/15/2020	-	127	142,485	-	0.0
Consolidated Machine & Tool Holdings, LLC		-	-	3/21/2025	-	49	-	-	0.0
Consolidated Machine & Tool Holdings, LLC		-	-	1/15/2020	-	1,178	-	32,148	0.0
						1,354	142,485	32,148	0.0
Commercial Services and Supplies
Swyft Filings Holdings, LLC	(13)(20)(21)	-	-	12/20/2021	-	1,015	-	-	0.0
						1,015	-	-	0.0
Construction & Engineering
DCCM, LLC	(21)	-	-	8/6/2021	-	897	939,949	3,527,855	1.5
Fremont-Wright, LLC		-	-	12/2/2020	-	2	-	972,068	0.4
						899	939,949	4,499,923	1.9
Distributors
48forty Intermediate Holdings, Inc.		-	-	10/11/2022	-	1,994	-	-	0.0
						1,994	-	-	0.0
Electrical Equipment
HH Masterwork Intermediate, Inc.	(19)	-	-	11/17/2022	-	190,019	-	-	0.0
						190,019	-	-	0.0
Entertainment
LRI Holdco, LLC (dba Linden Labs)	(21)	-	-	12/31/2020	-	1	-	168,677	0.1
LRI Holdco, LLC (dba Linden Labs)		-	-	12/31/2020	-	1	43,478	247,635	0.1
						2	43,478	416,312	0.2
Healthcare Providers & Services
Klein Hersh, LLC		-	-	4/27/2022	-	1,003	-	-	0.0
Nurses 24/7 Holdings, LLC	(21)	-	-	5/26/2023	-	182	419,877	166,856	0.1
						1,185	419,877	166,856	0.1
Hotels, Restaurants & Leisure
The Range NYC, LLC (dba Five Iron Golf)		-	-	9/15/2022	-	21,210	71,599	34,623	0.0
						21,210	71,599	34,623	0.0
Household Durables
SkyBell Technologies, Inc.		-	-	12/13/2019	-	1,917,813	-	-	0.0
						1,917,813	-	-	0.0
Household Products
CHG Parent Holding LLC (dba Coop Home Goods)	(21)	-	-	6/18/2021	-	535,714	535,714	895,357	0.4
						535,714	535,714	895,357	0.4
Machinery
Texas Contract Manufacturing Group, Inc.		-	-	4/27/2022	-	1,602	-	376,452	0.2
						1,602	-	376,452	0.2
Media
Channel Factory Holdings, LLC	(13)(21)	-	-	3/31/2025	-	594	-	1,045,654	0.4
						594	-	1,045,654	0.4
Professional Services
NSC Holdings, LLC	(21)	-	-	4/26/2019	-	111	271,262	441,174	0.2
PQT Ayaquhs, LLC (dba WWC Global)		-	-	8/1/2022	-	645	-	363,000	0.2
						756	271,262	804,174	0.4
Software
Proactive Dealer Holdings Parent, LLC	(21)	-	-	6/10/2024	-	445	730,271	730,271	0.3
						445	730,271	730,271	0.3
Total warrants and other equity securities							3,154,635	9,001,770	3.9

Fund investments
Diversified Financials
Madryn Select Opportunities, LP	(18)	-	-	1/4/2022	-	2,855,855	2,898,305	2,873,702	1.2
						2,855,855	2,898,305	2,873,702	1.2
Total fund investments							2,898,305	2,873,702	1.2
Total non-controlled/non-affiliate investments							327,785,158	324,202,946	141.0
See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Consolidated Schedule of Investments – (continued)
March 31, 2025
 (Unaudited)
Portfolio Company (1)(2)(3)(4)(5)(6)	Footnotes	Spread Above Index (7)	Interest Rate	Acquisition Date	Maturity	Principal, Shares, Units	Amortized Cost (8)	Fair Value (9)	% of Net Assets

Controlled/affiliate investments
First lien senior secured term loan
Construction & Engineering
Watt Acquisition, LLC	(10)(11)(17)	S+8.68%	12.97% Cash + 5.57% PIK	4/15/2022	4/15/2027	2,610,126	$2,586,399	$2,491,887	1.0%
						2,610,126	2,586,399	2,491,887	1.0
Diversified Telecommunication Services
Caregility Corporation	(11)(17)	-	7.00% Cash + 6.59% PIK	12/29/2021	1/31/2025	2,483,924	2,361,432	2,415,864	1.0
						2,483,924	2,361,432	2,415,864	1.0
Food Products
Uncle John’s Pride, LLC	(11)(16)	S+10.11%	14.40%	3/31/2022	3/31/2027	6,911,698	6,825,370	6,980,815	2.9
						6,911,698	6,825,370	6,980,815	2.9
Healthcare Providers & Services
Arrow Home Health, LLC (dba Acara Home Health)	(11)(17)	S+8.50%	12.82%	3/19/2021	3/19/2026	797,086	783,517	701,117	0.3
						797,086	783,517	701,117	0.3
Leisure Products
MPUSA, LLC (dba Mission)	(11)(17)	S+9.26%	13.58% Cash + 3.00% PIK	12/9/2021	12/9/2026	1,613,545	1,604,930	1,402,171	0.6
						1,613,545	1,604,930	1,402,171	0.6
Professional Services
Lasalle Staffing, LLC	(10)(11)(16)	S+8.19%	12.48%	2/15/2022	2/15/2027	7,225,785	7,137,432	7,225,785	3.1
						7,225,785	7,137,432	7,225,785	3.1
Trading Companies & Distributors
USBid Inc.	(10)(11)(17)	S+7.26%	11.58% PIK	11/3/2022	11/3/2027	2,565,821	2,535,589	2,339,516	1.0
						2,565,821	2,535,589	2,339,516	1.0
Total first lien senior secured term loan							23,834,669	23,557,155	9.9

Senior secured notes
Diversified Telecommunication Services
Caregility Corporation	(13)	8.00%	8.00% PIK	7/3/2023	-	429,780	429,780	417,402	0.2
						429,780	429,780	417,402	0.2
Total senior secured notes							429,780	417,402	0.2

Senior unsecured notes	(24)
Consumer Finance
Microf, LLC	(11)	S+10.85%	15.17%	3/29/2019	6/30/2025	3,714,429	3,689,745	3,699,200	1.6
						3,714,429	3,689,745	3,699,200	1.6
Total senior unsecured notes							3,689,745	3,699,200	1.6

Preferred equity securities	(12)(24)
Construction & Engineering
Watt Contracting Holdings, LLC	(11)(21)	-	15.00% PIK	4/15/2022	-	3,375	3,316,130	3,519,772	1.5
						3,375	3,316,130	3,519,772	1.5
Diversified Telecommunication Services
Caregility Corporation - Series A Units	(11)(13)	-	8.00% PIK	12/31/2022	-	151,018	1,646,318	1,095,535	0.6
Caregility Corporation - Series B Units	(11)(13)	-	8.00% PIK	7/3/2023	-	446,689	3,591,494	4,457,956	1.9
						597,707	5,237,812	5,553,491	2.5
Food Products
UJP Acquisition, LLC (dba Uncle John’s Pride)	(11)(13)(21)	-	8.00% PIK	3/31/2022	-	2,829,787	2,829,787	4,789,787	2.0
						2,829,787	2,829,787	4,789,787	2.0
Healthcare Providers & Services
Arrow Home Health, LLC (dba Acara Home Health) - Class A Units	(11)(21)	-	10.00% Preferred Return	3/19/2021	-	571,080	564,321	151,376	0.1
Arrow Home Health, LLC (dba Acara Home Health) - Class 1 Units	(11)(13)(21)	-	-	11/13/2023	-	56,005	56,005	112,010	0.0
						627,085	620,326	263,386	0.1
Leisure Products
TS-MP, LLC (dba Mission) - Class A-1	(21)	-	-	12/9/2021	-	69	1,928,409	-	0.0
TS-MP, LLC (dba Mission) - Class AA-1	(21)	-	-	12/10/2024	-	88	1,960,641	2,156,705	0.9
						157	3,889,050	2,156,705	0.9
Professional Services
Capone Holdings JV, LLC (dba LaSalle Staffing)	(11)(21)	-	8.00% Preferred Return	2/15/2022	-	4,000,000	4,000,000	6,720,000	2.8
						4,000,000	4,000,000	6,720,000	2.8
Trading Companies & Distributors
USBid Parent, LLC - Class A	(11)	-	-	11/3/2022	-	2,813	2,812,500	-	0.0
USBid Parent, LLC - Class C	(11)	-	10.00% PIK	11/2/2023	-	9,375	7,324	-	0.0
USBid Parent, LLC - Class C2	(11)	-	10.00% PIK	4/12/2024	-	600,000	468,750	516,000	0.2
USBid Parent, LLC - Class C3	(11)	-	10.00% PIK	4/12/2024	-	2,400,000	1,875,000	408,000	0.2
						12,188	5,163,574	924,000	0.4
Total preferred equity securities							25,056,679	23,927,141	10.2

Warrants and other equity securities	(12)(24)
Construction & Engineering
Watt Contracting Holdings, LLC	(11)(21)	-	-	4/15/2022	-	295	-	-	0.0
						295	-	-	0.0
Diversified Telecommunication Services
Caregility Corporation	(11)	-	-	12/29/2021	-	221,574	443,392	-	0.0
Caregility Corporation		-	-	12/29/2021	-	46,227	-	-	0.0
						267,801	443,392	-	0.0
Food Products
UJP Acquisition, LLC (dba Uncle John's Pride)	(11)(21)	-	-	3/31/2022	-	127,215	-	19,718	0.0
						127,215	-	19,718	0.0
Trading Companies & Distributors
USBid Parent, LLC	(11)	-	-	11/3/2022	-	204	-	-	0.0
						204	-	-	0.0
Total warrants and other equity securities							443,392	19,718	0.0
Total controlled/affiliate investments							53,454,265	51,620,616	21.7

TOTAL INVESTMENTS							$381,239,423	$375,823,562	162.9%

See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Consolidated Schedule of Investments – (continued)
March 31, 2025
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

(11)
As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” and may have “Control” of this portfolio company as the Company and/or its affiliated funds collectively owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). The Company’s investments in affiliates for the three months ended March 31, 2025 represented $51,620,616 of Fair Value and 21.6% of Net Assets of the Company. Transactions related to investments in “Controlled/Affiliate Investments” for the three months ended March 31, 2025 were as follows:

See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Consolidated Schedule of Investments – (continued)
March 31, 2025
 (Unaudited)
Portfolio Company	Type of Investment	Amount of Realized Gain (Loss)	Amount of Interest or Dividends Credited to Income (a)	December 31, 2024 Value	Gross Additions (b)	Gross Reductions (c)	Transfers In/(Out) of Affiliates	Amount of Unrealized Gains (Loss)	March 31, 2025 Value
Arrow Home Health LLC (dba Acara Home Health)	First lien senior securred term loan	$-	$26,619	$701,117	$1,088	$-	$-	$(1,088)	$701,117
	Preferred equity securities (571,080 shares)	-	-	151,376	-	-	-	-	151,376
	Preferred equity securities (56,005 shares)	-	-	112,010	-	-	-	-	112,010
Capone Holdings JV, LLC (dba LaSalle Staffing)	Preferred equity securities (4,000,000 shares)	-	-	6,700,000	-	-	-	20,000	6,720,000
Caregility Corporation	First lien senior securred term loan	-	64,975	2,438,069	57,270	-	-	(70,017)	2,425,322
	Preferred equity securities (151,018 shares)	-	-	1,188,605	-	-	-	(93,070)	1,095,535
	Preferred equity securities (446,689 shares)	-	-	4,368,416	-	-	-	89,540	4,457,956
	Warrants (267,801 units)	-	-	-	-	-	-	-	-
	Senior secured notes (420,322 units)	-	-	341,103	79,219	-	-	(12,378)	407,944
Lasalle Staffing, LLC	First lien senior securred term loan	-	228,571	7,287,039	8,374	(25,000)	-	(44,628)	7,225,785
Microf, LLC	First lien senior securred term loan	-	(24,684))	3,427,073	287,760	(25,088)	-	9,455	3,699,200
MPUSA, LLC (dba Mission)	First lien senior securred term loan	-	108,810	1,448,543	56,036	(11,843)	-	(90,565)	1,402,171
	Preferred equity securities (69 shares)	-	-	-	-	-	-	-	-
	Preferred equity securities (88 shares)	-	-	1,782,334	-	-	-	374,371	2,156,705
Uncle John's Pride, LLC	First lien senior securred term loan	-	261,444	6,999,302	11,168	(18,304)	-	(11,351)	6,980,815
UJP Acquisition, LLC (dba Uncle John's Pride)	Warrants and other equity securities (127,215 shares)	-	-	76,329	-	-	-	(56,611)	19,718
	Preferred equity securities (2,829,787 shares)	-	-	4,532,872	-	-	-	256,915	4,789,787
USBid Inc.	First lien senior securred term loan	-	67,243	2,240,638	170,098	(84,897)	-	13,677	2,339,516
USBid Inc.	Warrants and other equity securities (204 shares)	-	-	-	-	-	-	-	-
USBid Inc. - Class A Units	Preferred equity securities (2,813 shares)	-	-	-	-	-	-	-	-
USBid Inc. - Class C Units	Preferred equity securities (9,375 shares)	-	-	-	-	-	-	-	-
USBid Inc. - Class C2 Units	Preferred equity securities (600,000 shares)	-	-	504,000	-	-	-	12,000	516,000
USBid Inc. - Class C3 Units	Preferred equity securities (24,000,000 shares)	-	-	432,000	-	-	-	(24,000)	408,000
Watt Acquisition, LLC	First lien senior securred term loan	-	129,331	2,430,200	38,010	-	-	23,677	2,491,887
Watt Contracting Holdings, LLC	Preferred equity securities (3,375 shares)	-	-	3,519,772	-	-	-	-	3,519,772
	Warrants and other equity securities (295 shares)	-	-	-	-	-	-	-	-
Total Affiliate Investments		$-	$862,309	$50,680,798	$709,023	$(165,132)	$-	$395,927	$51,620,616

(a)	Represents the total amount of interest, fees or dividends credited to income for the portion of the period an investment was included in the Affiliate category.
(b)	Gross additions include increase in the cost basis of investments resulting from purchases, PIK interest or amortization of original issue discount.
(c)	Gross reductions include decreases in the total cost basis of investments resulting from principal repayments or sales.
(12)	Ownership of certain equity investments may occur through a holding company or partnership.
(13)	Investment contains a fixed rate structure.
(14)	The Company has received 46 units of incentive shares which have no Cost or Fair Value as of March 31, 2025.
(15)	Interest disclosed reflects the contractual rate of the First Out tranche under the AAL.
(16)	The interest rate on these loans is subject to 1 month SOFR, which was 4.32% as of March 31, 2025.
(17)	The interest rate on these loans is subject to 3 month SOFR, which was 4.29% as of March 31, 2025.
(18)
Positions have an aggregate unfunded commitment of $12,559,655 in addition to the amounts shown in the Consolidated Schedule of Investments. See Note 11 “Commitments, Contingencies and Risks” in the accompanying notes to the consolidated financial statements.

(19)	The investment is on non-accrual status. See Note 2 “Significant Accounting Policies”.
(20)	The investment includes the fair value and amortized cost of 1,015 shares of common equity issued in conjunction with the preferred equity.
(21)	Investment is held by a subsidiary of the Company. See Note 2 in the accompanying notes to the consolidated financial statements for additional information on the Company’s wholly-owned subsidiary.
(22)	The investment does not accrue payment-in-kind (“PIK”) for the debt investment as of March 31, 2025. See Note 2. “Significant Accounting Policies”.
(23)	Maturity date is under on-going negotiations with the portfolio company and other lenders, as applicable.
(24)	All investments are non-income producing unless otherwise indicated.
See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Consolidated Schedule of Investments
December 31, 2024
Portfolio Company (1)(2)(3)(4)(5)(6)	Footnotes	Spread Above Index (7)	Interest Rate	Acquisition Date	Maturity	Principal, Shares, Units	Amortized Cost (8)	Fair Value (9)	% of Net Assets
Investments
Non-controlled/non-affiliate investments
First lien senior secured term loan
Aerospace & Defense
Consolidated Machine & Tool Holdings, LLC	(17)(19)(22)	S+11.01%	15.32%	1/15/2020	1/15/2025	6,092,878	$5,946,311	$5,431,800	2.3%
Consolidated Machine & Tool Holdings, LLC	(17)(19)(22)	S+12.01%	16.32%	1/19/2023	1/15/2025	1,294,243	1,263,109	1,153,818	0.5
Consolidated Machine & Tool Holdings, LLC	(13)(19)(22)	-	20.00% PIK	11/22/2023	1/15/2025	708,154	697,699	708,154	0.3
Consolidated Machine & Tool Holdings, LLC	(13)(19)	-	11.00%	5/22/2024	6/30/2025	885,615	869,176	777,659	0.3
						8,980,890	8,776,295	8,071,431	3.4
Chemicals
Douglas Products and Packaging Company, LLC	(10)(16)	S+6.90%	11.23%	9/20/2023	9/20/2028	14,812,500	14,623,342	14,812,499	6.2
						14,812,500	14,623,342	14,812,499	6.2
Commercial Services & Supplies
Swyft AcquireCo LLC (dba Swyft Filings)	(15)(16)	S+2.75%	7.08%	12/20/2021	12/20/2027	292,443	291,514	288,290	0.1
Swyft AcquireCo LLC (dba Swyft Filings)	(10)(16)	S+5.50%	9.83%	12/20/2021	12/20/2027	3,682,383	3,643,596	3,425,353	1.4
						3,974,826	3,935,110	3,713,643	1.5
Construction & Engineering
DCCM, LLC	(17)	S + 6.76% Cash + 1.00% PIK	11.07% Cash + 1.00% PIK	8/6/2021	12/30/2026	18,148,579	17,949,974	18,232,063	7.5
Fremont-Wright, LLC	(16)	S+9.10%	13.43%	12/2/2020	6/30/2026	4,155,709	4,155,654	4,155,709	1.7
Kelso Industries	(17)(18)	S+5.75%	10.06%	12/31/2024	12/30/2029	13,000,000	12,740,177	12,740,177	5.3
MechanAir, LLC	(17)	S+10.80%	10.57% Cash + 4.53% PIK	9/2/2021	9/2/2026	13,203,004	13,072,674	13,203,004	5.5
MechanAir, LLC	(13)	-	18.00% PIK	12/15/2023	9/2/2026	509,104	509,104	504,726	0.2
Versar Inc.	(10)(17)	S+8.10%	12.41%	8/4/2023	8/4/2028	10,000,000	9,658,174	9,996,000	4.2
Vertical Mechanical Group, LLC	(10)(17)	S+7.76%	12.07%	5/12/2023	5/12/2028	7,428,571	7,234,557	7,428,571	3.1
						66,444,967	65,320,314	66,260,250	27.5
Distributors
48forty Intermediate Holdings, Inc.	(16)	S + 5.10% PIK + 2.00% Cash	9.43% PIK + 2.00% Cash	10/11/2022	11/30/2029	14,817,041	14,323,723	13,163,459	5.5
						14,817,041	14,323,723	13,163,459	5.5
Diversified Telecommunication Services
Gridsource Incorporated, LLC	(17)	S + 8.50% Cash + 2.00% PIK	12.81% Cash + 2.00% PIK	12/16/2022	3/9/2028	14,104,180	13,779,867	13,894,028	5.8
						14,104,180	13,779,867	13,894,028	5.8
Electrical Equipment
Masterwork Electronics, Inc.	(17)(19)(22)	S+7.65%	11.96% PIK	11/17/2022	11/17/2027	8,840,576	8,676,598	5,410,433	2.2
Masterwork Electronics, Inc.	(15)(17)(19)(22)	S+7.65%	11.96% PIK	11/17/2022	11/17/2027	521,739	521,739	319,304	0.1
						9,362,315	9,198,337	5,729,737	2.3
Entertainment
Chicken Soup For The Soul, LLC	(16)(19)(23)	S+8.60%	12.93%	10/29/2021	3/31/2024	6,380,856	6,380,856	1,681,994	0.7
Linden Research, Inc. (dba Linden Labs)	(10)(17)	S + 7.26% Cash + 3.25% PIK	11.57% Cash + 3.25% PIK	12/31/2020	12/31/2025	4,702,225	4,630,079	4,702,225	2.0
NW Entertainment, LLC	(17)	S+7.76%	12.07%	11/4/2022	11/4/2027	6,235,769	6,135,904	6,175,905	2.6
						17,318,850	17,146,839	12,560,124	5.3
Healthcare Providers & Services
BB-HH Platform, Inc. (dba Preferred Care Home Health)	(10)(17)	S + 7.00% Cash + 1.50% PIK	11.31% Cash + 1.50% PIK	5/16/2023	5/16/2028	6,791,230	6,694,095	6,791,230	2.8
IPA Intermediate Co., LLC (dba Integrated Pain Associates)	(17)	S+8.01%	12.32%	1/9/2023	1/9/2028	11,096,086	10,864,449	11,096,086	4.6
Klein Hersh, LLC	(10)(17)	S+7.76%	4.49% Cash	4/27/2022	4/27/2027	17,468,922	16,895,893	14,530,649	6.0
Nurses Staffing, LLC (dba Nurses 24/7)	(17)	S + 7.00% Cash + 3.00% PIK	11.31% Cash + 3.00% PIK	5/26/2023	8/26/2028	5,787,937	5,684,377	5,665,232	2.4
						41,144,175	40,138,814	38,083,197	15.8
Hotels, Restaurants & Leisure
The Range NYC, LLC (dba Five Iron Golf)	(17)(18)	S+7.61%	11.92%	9/15/2022	9/15/2027	4,928,571	4,819,417	4,876,329	2.0
						4,928,571	4,819,417	4,876,329	2.0
Household Durables
SkyBell Technologies, Inc.	(19)(22)	0.00% Cash + 0.00% PIK	0.00% Cash + 0.00% PIK	12/13/2019	12/13/2024	4,597,307	4,534,757	3,057,209	1.3
						4,597,307	4,534,757	3,057,209	1.3
Household Products
Coop Home Goods LLC (dba Coop Home Goods)	(10)(17)	S+8.26%	12.57%	6/18/2021	6/18/2026	4,373,103	4,339,971	4,373,103	1.8
						4,373,103	4,339,971	4,373,103	1.8
IT Services
CSI IT, LLC (dba Consulting Solutions)	(17)	S+10.76%	15.07%	1/29/2021	1/29/2026	12,558,929	12,433,640	12,558,929	5.2
						12,558,929	12,433,640	12,558,929	5.2
Machinery
Texas Contract Manufacturing Group, Inc.	(17)	S+12.11%	16.42%	4/27/2022	4/27/2027	4,605,541	4,547,261	3,968,595	1.6
						4,605,541	4,547,261	3,968,595	1.6
Media
PadSquad, LLC	(10)(17)	S+5.50%	9.81%	3/30/2022	3/30/2027	2,704,113	2,676,832	2,704,113	1.1
Trailer Park Group Holdings LLC	(10)(17)	S + 6.76% + 1.50% PIK	11.07% Cash + 1.50% PIK	8/2/2021	8/2/2026	14,790,995	14,572,105	14,517,362	6.0
						17,495,108	17,248,937	17,221,475	7.1
Personal Products
Japonesque, LLC	(10)(17)	S+8.18%	12.49%	11/23/2021	11/23/2026	4,404,301	4,360,968	4,404,301	1.8
						4,404,301	4,360,968	4,404,301	1.8
Professional Services
Jefferson Consulting Group, LLC	(10)(17)	S+5.75%	10.06%	7/1/2024	7/1/2029	8,461,538	8,303,804	8,303,804	3.4
NSC Technologies, LLC	(10)(17)	S+8.26%	12.57%	4/26/2019	10/26/2026	4,148,472	4,121,315	4,117,773	1.7
PQT Ayaquhs, LLC (dba WWC Global)	(17)	S+7.26%	11.78%	8/1/2022	8/1/2027	7,409,274	7,311,194	7,483,367	3.1
Qualified Digital, LLC	(17)(18)	S+7.00%	11.31%	7/30/2024	7/30/2029	9,097,143	8,793,352	8,793,352	3.7
						29,116,427	28,529,665	28,698,296	11.9
Specialty Retail
Clearview Systems, LLC (dba Rip-It)	(10)(17)	S+ 10.65%	14.96% Cash + 6.50% PIK	10/11/2022	10/10/2027	6,703,118	6,609,366	6,703,118	2.8
						6,703,118	6,609,366	6,703,118	2.8
Trading Companies & Distributors
Ambient Enterprises Holdco LLC	(17)(18)	S+5.75%	10.07%	12/31/2024	6/30/2030	6,436,872	6,327,097	6,327,097	2.6
Ambient Enterprises Holdco LLC	(17)(18)	S+5.75%	10.07%	12/31/2024	6/30/2030	1,789,397	1,758,861	1,758,861	0.7
						8,226,269	8,085,958	8,085,958	3.3
Transportation Infrastructure
TCP Acquisition, LLC (dba HighStar Traffic)	(17)	S+7.50%	11.81%	7/26/2022	7/26/2027	10,339,453	10,193,719	10,339,453	4.3
						10,339,453	10,193,719	10,339,453	4.3
Total first lien senior secured term loan							292,946,300	280,575,134	116.4

See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Consolidated Schedule of Investments – (continued)
December 31, 2024
Portfolio Company (1)(2)(3)(4)(5)(6)	Footnotes	Spread Above Index (7)	Interest Rate	Acquistion Date	Maturity	Principal, Shares, Units	Amortized Cost (8)	Fair Value (9)	% of Net Assets
Second lien senior secured loan
Professional Services
CorTech, LLC	(17)	S+6.35%	10.66%	3/13/2020	9/30/2025	6,155,951	$6,148,061	$6,034,048	2.5%
						6,155,951	6,148,061	6,034,048	2.5
Total second lien term loan							6,148,061	6,034,048	2.5

Senior unsecured notes	(24)
Electrical Equipment
HH Masterwork Intermediate, Inc.	(19)(22)	-	17.00% PIK	11/17/2022	5/17/2028	2,155,820	2,033,098	-	0.0
						2,155,820	2,033,098	-	0.0
Total senior unsecured notes							2,033,098	-	0.0

Preferred equity securities	(12)(24)
Commercial Services and Supplies
Swyft Filings Holdings, LLC	(13)(20)(21)	-	8.00% PIK	12/20/2021	-	192,444	183,612	194,996	0.1
						192,444	183,612	194,996	0.1
Construction & Engineering
MechanAir Holdings, LLC	(13)(21)	-	13.50% PIK	9/2/2021	-	1,704	1,703,499	2,193,365	0.9
Vertical Mechanical Group Holdings, LLC	(21)	-	-	5/12/2023	-	185,714	1,857,143	4,828,571	2.0
						187,418	3,560,642	7,021,936	2.9
Diversified Telecommunication Services
Gridsource Holdings, LLC	(21)	-	8.00% PIK	3/9/2023	-	3,959,977	799,597	907,386	0.4
						3,959,977	799,597	907,386	0.4
Entertainment
NW Entertainment, LLC	(21)	-	10.00% PIK	11/4/2022	-	1,183	1,134,428	1,385,764	0.6
						1,183	1,134,428	1,385,764	0.6
Healthcare Providers & Services
IPA Investors, LP (dba Integrated Pain Associates)	(21)	-	8.00% PIK	1/9/2023	-	1,953	2,029,287	1,918,048	0.8
						1,953	2,029,287	1,918,048	0.8
Media
Channel Factory Holdings, LLC	(13)(21)	-	5.00% Cash + 5.00% PIK	8/27/2020	-	2,381,867	2,442,592	5,552,308	2.3
PadSquad Holdings, LLC	(13)(21)	-	6.00% Cash + 6.00% PIK	3/30/2022	-	720,767	1,964,204	3,379,270	1.4
Trailer Park Group Holdings, LLC Class A-1 Units	(13)(21)	-	15.00% PIK	12/19/2023	-	40,888	73,599	110,402	0.0
Trailer Park Group Holdings LLC - Class A Units	(13)(21)	-	8.00% PIK	8/2/2021	-	371,822	367,108	662,587	0.3
						3,515,344	4,847,503	9,704,567	4.0
Professional Services
Hometown Holdings JV, LLC (dba BWG Strategy)	(13)(21)	-	-	12/24/2020	-	666,667	659,761	877,600	0.4
JCFV Holdings, LLC	(21)	-	-	7/1/2024	-	415,916	1,538,462	1,538,462	0.6
PQT Ayaquhs, LLC (dba WWC Global)	(13)(21)	-	10.50% PIK	8/1/2022	-	5,774	1,064,516	4,528,036	1.8
SPC QD SM, LP	(21)	-	-	7/30/2024	-	38	2,000,000	2,000,000	0.8
						1,088,395	5,262,739	8,944,098	3.6
Software
PureCars Technologies, LLC	(13)(21)	-	8.00% PIK	4/17/2019	-	592	267,013	234,876	0.1
						592	267,013	234,876	0.1
Total preferred equity securities							18,084,821	30,311,671	12.5

Warrants and other equity securities	(12)(24)
Aerospace & Defense
Consolidated Machine & Tool Holdings, LLC	(14)(21)	-	-	1/15/2020	-	176	142,485	-	0.0
Consolidated Machine & Tool Holdings, LLC		-	-	1/15/2020	-	1,178	-	32,148	0.0
						1,354	142,485	32,148	0.0
Construction & Engineering
DCCM, LLC	(21)	-	-	8/6/2021	-	897	939,949	3,501,210	1.5
Fremont-Wright, LLC		-	-	12/2/2020	-	2	-	972,068	0.4
						899	939,949	4,473,278	1.9
Electrical Equipment
HH Masterwork Intermediate, Inc.	(19)	-	-	11/17/2022	-	190,019	-	-	0.0
						190,019	-	-	0.0
Entertainment
LRI Holdco, LLC (dba Linden Labs)	(21)	-	-	12/31/2020	-	2	43,478	371,747	0.2
						2	43,478	371,747	0.2
Healthcare Providers & Services
Klein Hersh, LLC		-	-	4/27/2022	-	1,003	-	-	0.0
Nurses 24/7 Holdings, LLC	(21)	-	-	5/26/2023	-	182	419,877	196,856	0.1
						1,185	419,877	196,856	0.1
Hotels, Restaurants & Leisure
The Range NYC, LLC (dba Five Iron Golf)		-	-	9/15/2022	-	21,210	71,599	34,623	-
						21,210	71,599	34,623	-
Household Products
CHG Parent Holding LLC (dba Coop Home Goods)	(21)	-	-	6/18/2021	-	535,714	535,714	617,857	0.3
						535,714	535,714	617,857	0.3
Machinery
Texas Contract Manufacturing Group, Inc.		-	-	4/27/2022	-	1,602	-	249,355	0.1
						1,602	-	249,355	0.1
Professional Services
NSC Holdings, LLC	(21)	-	-	4/26/2019	-	111	271,262	290,774	0.1
PQT Ayaquhs, LLC (dba WWC Global)		-	-	8/1/2022	-	645	-	353,135	0.1
						756	271,262	643,909	0.2
Software
Proactive Dealer Holdings Parent, LLC	(21)	-	-	6/10/2024	-	445	730,271	730,275	0.4
						445	730,271	730,275	0.4
Total warrants and other equity securities							3,154,635	7,350,048	3.2

Fund investments
Diversified Financials
Madryn Select Opportunities, LP	(18)	-	-	1/4/2022	-	2,855,855	2,898,305	2,688,619	1.1
						2,855,855	2,898,305	2,688,619	1.1
Total fund investments							2,898,305	2,688,619	1.1
Total non-controlled/non-affiliate investments							325,265,220	326,959,520	135.7
See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Consolidated Schedule of Investments – (continued)
December 31, 2024
Portfolio Company (1)(2)(3)(4)(5)(6)	Footnotes	Spread Above Index (7)	Interest Rate	Acquisition Date	Maturity	Principal, Shares, Units	Amortized Cost (8)	Fair Value (9)	% of Net Assets

Controlled/affiliate investments
First lien senior secured term loan
Construction & Engineering
Watt Acquisition, LLC	(10)(11)(17)	S+14.25%	12.99% Cash + 5.57% PIK	4/15/2022	4/15/2027	2,574,092	$2,548,389	$2,430,200	1.0%
						2,574,092	2,548,389	2,430,200	1.0
Diversified Telecommunication Services
Caregility Corporation	(11)(17)	S+9.26%	7.00% Cash + 6.57% PIK	12/29/2021	1/31/2025	2,443,445	2,313,620	2,438,069	1.0
						2,443,445	2,313,620	2,438,069	1.0
Food Products
Uncle John’s Pride, LLC	(11)(16)	S+10.11%	14.44%	3/31/2022	3/31/2027	6,930,002	6,832,506	6,999,302	2.9
						6,930,002	6,832,506	6,999,302	2.9
Healthcare Providers & Services
Arrow Home Health, LLC (dba Acara Home Health)	(11)(17)	S+8.50%	12.81%	3/19/2021	3/19/2026	797,086	782,429	701,117	0.3
						797,086	782,429	701,117	0.3
Leisure Products
MPUSA, LLC (dba Mission)	(11)(17)	S + 8.26% Cash + 3.00% PIK	12.57% Cash + 3.00% PIK	12/9/2021	12/9/2026	1,570,577	1,560,737	1,448,543	0.6
						1,570,577	1,560,737	1,448,543	0.6
Professional Services
Lasalle Staffing, LLC	(10)(11)(16)	S+6.86%	11.19%	2/15/2022	2/15/2027	7,250,785	7,154,058	7,287,039	3.0
						7,250,785	7,154,058	7,287,039	3.0
Trading Companies & Distributors
USBid Inc.	(10)(11)(17)	S+7.26%	11.57%	11/3/2022	11/3/2027	2,484,904	2,450,388	2,240,638	0.9
						2,484,904	2,450,388	2,240,638	0.9
Total first lien senior secured term loan							23,642,127	23,544,908	9.7

Senior secured notes
Diversified Telecommunication Services
Caregility Corporation	(13)	8.00%	8.00%	7/3/2023	-	341,103	341,103	341,103	0.1
						341,103	341,103	341,103	0.1
Total senior secured notes							341,103	341,103	0.1

Senior unsecured notes	(24)
Consumer Finance
Microf, LLC	(11)(19)	S+10.85%	15.16%	3/29/2019	6/30/2025	3,427,073	3,427,073	3,427,073	1.4
						3,427,073	3,427,073	3,427,073	1.4
Total senior unsecured notes							3,427,073	3,427,073	1.4

Preferred equity securities	(12)(24)
Construction & Engineering
Watt Contracting Holdings, LLC	(11)(21)	-	15.00% PIK	4/15/2022	-	3,375	3,316,130	3,519,772	1.5
						3,375	3,316,130	3,519,772	1.5
Consumer Finance
Microf, LLC	(11)(19)	-	15.00% PIK	5/5/2020	-	-	-	-	0.0
						-	-	-	0.0
Diversified Telecommunication Services
Caregility Corporation - Series A Units	(11)(13)	-	8.00% PIK	12/31/2022	-	151,018	1,646,318	1,188,605	0.5
Caregility Corporation - Series B Units	(11)(13)	-	8.00% PIK	7/3/2023	-	446,889	3,591,494	4,368,416	1.8
						597,907	5,237,812	5,557,021	2.3
Food Products
UJP Acquisition, LLC (dba Uncle John’s Pride)	(11)(13)(21)	-	8.00% PIK	3/31/2022	-	2,829,787	2,829,787	4,532,872	1.9
						2,829,787	2,829,787	4,532,872	1.9
Healthcare Providers & Services
Arrow Home Health, LLC (dba Acara Home Health) - Class A Units	(11)(21)	-	-	3/19/2021	-	571,080	564,321	151,376	0.1
Arrow Home Health, LLC (dba Acara Home Health) - Class 1 Units	(11)(13)(21)	-	-	11/13/2023	-	56,005	56,005	112,010	0.0
						627,085	620,326	263,386	0.1
Leisure Products
TS-MP, LLC (dba Mission) - Class A-1	(21)	-	-	12/9/2021	-	69	1,928,409	-	0.0
TS-MP, LLC (dba Mission) - Class AA-1	(21)	-	-	12/10/2024	-	88	1,960,641	1,782,334	0.7
						157	3,889,050	1,782,334	0.7
Professional Services
Capone Holdings JV, LLC (dba LaSalle Staffing)	(11)(21)	-	-	2/15/2022	-	4,000,000	4,000,000	6,700,000	2.8
						4,000,000	4,000,000	6,700,000	2.8
Trading Companies & Distributors
USBid Parent, LLC - Class A	(11)	-	-	11/3/2022	-	2,813	2,812,500	-	0.0
USBid Parent, LLC - Class C	(11)	-	10.00% PIK	11/2/2023	-	3,009,375	2,351,074	936,000	0.4
						3,012,188	5,163,574	936,000	0.4
Total preferred equity securities							25,056,679	23,291,385	9.7

Warrants and other equity securities	(12)(24)
Construction & Engineering
Watt Contracting Holdings, LLC	(11)(21)	-	-	4/15/2022	-	295	-	-	0.0
						295	-	-	0.0
Diversified Telecommunication Services
Caregility Corporation	(11)	-	-	12/29/2021	-	267,801	443,392	-	0.0
						267,801	443,392	-	0.0
Food Products
UJP Acquisition, LLC (dba Uncle John’s Pride)	(11)(21)	-	-	3/31/2022	-	127,215	-	76,329	0.0
						127,215	-	76,329	0.0
Trading Companies & Distributors
USBid Parent, LLC	(11)	-	-	11/3/2022	-	204	-	-	0.0
						204	-	-	0.0
Total warrants and other equity securities							443,392	76,329	0.0
Total controlled/affiliate investments							52,910,374	50,680,798	20.9

TOTAL INVESTMENTS							$378,175,594	$377,640,318	156.6%

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

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Consolidated Schedule of Investments – (continued)
December 31, 2024
(11)
As defined in the 1940 Act, the Company is deemed to be both an “Affilited Person” and may have “Control” of this portfolio company as the Company and/or its affiliated funds collectively owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). The Company’s investment in affiliates for the year ended December 31, 2024 represented $50,680,798 of Fair Value and 20.5% of Net Assets of the Company. Transactions related to investments in “Controlled/Affiliate Investments” for the year ended December 31, 2024 were as follows:

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

Star Mountain Lower Middle-Market Capital Holdings, LLC (the “Holding Company”) is a wholly-owned taxable subsidiary of the Company that was formed as a Delaware limited liability company on December 13, 2023 to hold certain of the Company’s investments for tax purposes. The Holding Company commenced operations on December 13, 2023.

The Company seeks to achieve its investment objectives by investing primarily in privately negotiated loans and equity investments to small and medium-sized businesses (“SMBs”) generally with annual revenues greater than $15 million and earnings before interest, taxes, depreciation and amortization (“EBITDA”) of less than $50 million. The Company is advised by Star Mountain Fund Management, LLC (“Star Mountain Fund Management”, the “Administrator” or the “Advisor”), a registered investment adviser under the Investment Advisers Act of 1940, as amended. In addition, for U.S. federal income tax purposes, the Company has elected to be treated and intends to continue to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of March 31, 2025, and the reported revenue generated and expenses incurred during the reporting period. Actual results could differ from those estimates.

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

Revenue Recognition

The Company’s revenue recognition policies are as follows:

Interest income: Interest income is recorded on the accrual basis to the extent that the Company expects to collect such amounts. Interest income is accrued based upon the outstanding principal amount and contractual terms of debt investments. For the three months ended March 31, 2025 and 2024, $8,896,497 and $10,848,716, respectively, of interest income, excluding payment in kind (“PIK”) interest income, has been accrued as shown on the Consolidated Statements of Operations. As of March 31, 2025 and December 31, 2024, $4,652,720 and $3,887,028 of interest income is receivable, respectively, as shown on the Consolidated Statements of Assets and Liabilities.

Payment in-kind income: The Company has certain investments in its portfolio that contain a PIK provision, which represents contractual interest or dividends that are added to the principal balance and recorded as income. For loans and debt securities with contractual PIK, the Company generally will not accrue PIK interest for accounting purposes if the portfolio company valuation indicates that such PIK interest is not collectible. To maintain its ability to take a dividend paid deduction, the Company may need to pay out PIK non-cash income amounts in the form of distributions, even though the Company has not yet collected the cash. For the three months ended March 31, 2025 and 2024, $1,051,324 and $1,470,542, respectively, of PIK income has been accrued as shown on the Consolidated Statements of Operations.

Non-accrual: Loans or preferred equity securities are placed on non-accrual status when interest, PIK interest or dividend payments become 90 days or more past due, or when there is reasonable doubt that principal, interest or dividends will be collected. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Any accrued interest receivable in previous years will be written off and corresponding interest income will be reversed, as applicable. Subsequent interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal, interest, PIK interest or dividends are paid, and, in management’s judgment are likely to remain current. As of March 31, 2025 and December 31, 2024, four investments, SkyBell Technologies, Inc., Consolidated Machine & Tool Holdings, LLC, Masterworks Electronics, Inc. and Chicken Soup For The Soul, LLC are on non-accrual status. For the three months ended March 31, 2025 and the year ended December 31, 2024, $0 and $870,542 of interest receivable, respectively, was reversed as a result of Consolidated Machine & Tool Holdings, LLC, Masterwork Electronics, Inc, Skybell Technologies, Inc. and Chicken Soup For The Soul, LLC being on non-accrual status.

Dividend income: Dividend income to be paid in-kind on equity securities is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income paid in cash is recorded on the date declared for portfolio companies. Each distribution received from limited liability company and limited partnership interests is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For the three months ended March 31, 2025 and for the year ended December 31, 2024, the Company did not receive any return of capital distributions from its equity investments. For the three months ended March 31, 2025 and 2024, $221,307 and $0, respectively, of dividend income has been accrued as shown on the Consolidated Statements of Operations. As of March 31, 2025 and December 31, 2024, all dividend income has been received.

Original Issue Discount: Discounts to par on portfolio securities are accreted into income over the tenor of the instrument. Any remaining discount is accreted into income upon prepayment or redemption of the instrument and the Company then amortizes such amounts using the effective interest method as interest income over the life of the investment. The unamortized discount as of March 31, 2025 and December 31, 2024, was $5,863,474 and $6,287,447, respectively. The amount of original issue discount amortized for the three months ended March 31, 2025 and 2024 was $775,181 and $657,310, respectively, and is included in interest income on the Consolidated Statements of Operations.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)
(Unaudited)
Note 2. Summary of Significant Accounting Policies (continued)
Amendment, waiver, and consent fees: In connection with modifying credit agreements with portfolio companies to provide additional operating or borrowing flexibility, the Company may be entitled to amendment, waiver and consent fees to compensate for the potentially enhanced credit risk. Such fees will be recorded as income on the date earned and accrued to the extent the fee is to be compensated in the form of additional principal balance. For the three months ended March 31, 2025 and 2024, $87,706 and $16,722, respectively, of amendment fees had been earned and included in other income on the Consolidated Statements of Operations.

Early repayment and termination fees: Upon the prepayment of a loan or debt security, any unamortized premium or discount or loan origination fees are recorded as interest income. To the extent the Company receives early repayment fees in connection with pre-maturity loan agreement termination, such income will be recorded on the date of prepayment. The Company and its Advisor generally do not structure transactions with a contractual exit fee to be collected upon loan repayment at maturity. No such fees were earned during the three months ended March 31, 2025 and 2024.

Gains and Losses: Investment transactions are recorded on a trade-date basis. Realized gains or losses on portfolio investments are calculated based upon the difference between the net proceeds from the disposition and the amortized cost basis of the investment, without regard to unrealized gains or losses previously recognized. Realized gains and losses are recorded within net realized gain (loss) on investments on the Consolidated Statements of Operations. Changes in the fair value of investments from the prior period, as approved by the Board based on fair value recommendations from the Advisor in accordance with the Advisor’s valuation policy, are included within net change in unrealized gain (loss) on investments on the Consolidated Statements of Operations. For the three months ended March 31, 2025, the Company had $1,863,881 of net realized gain (loss) on investments as represented on the Consolidated Statements of Operations. For the three months ended March 31, 2024, the Company had no net realized gain (loss) on investments as represented on the Consolidated Statements of Operations.

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

The Company has adopted an “opt out” dividend reinvestment plan (“DRP”) for Stockholders. When a distribution is declared, Stockholders’ cash distributions will automatically be reinvested (net of applicable withholding tax) in additional shares of the Company’s common stock (“Common Stock”) unless a Stockholder specifically “opts out” of the Company’s DRP. Stockholders may opt out of the Company’s DRP by providing notice twenty (20) business days in advance of the distribution payment date.

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

Earnings per Share

In accordance with the provisions of ASC Topic 260 – Earnings per Share, basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. The weighted average shares outstanding utilized in the calculation of earnings per share take into account share issues on the issuance date and the Company’s repurchases of its Common Stock on the repurchase date. See Note 9 for additional information on the Company’s share activity. For the three months ended March 31, 2025 and for the year ended December 31, 2024, there were no potentially dilutive common shares issued.

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

Cash Equivalents

Cash equivalents are highly liquid investments with a current maturity of three months or less at the date of acquisition, which may include temporary investments in U.S. Treasury Bills (of varying maturities) or money market funds. There were no cash equivalents outstanding on the Company’s Consolidated Statements of Assets and Liabilities as of March 31, 2025 and December 31, 2024.

Unamortized Deferred Financing Costs

Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. Deferred financing costs are capitalized as incurred and amortized on a straight line basis to maturity of the Secured Credit Facility (as defined herein). For the three months ended March 31, 2025 and 2024, the Company had $137,400 and $140,521, respectively, of expensed financing costs included in interest and other financing fees on the Consolidated Statements of Operations. As of March 31, 2025 and December 31, 2024, the Company had $2,016,186 and $2,169,211, respectively, of unamortized deferred financing costs as shown in deferred financing cost on the Consolidated Statements of Assets and Liabilities.

Organizational and Offering Costs

Organizational and offering costs are expensed as incurred. These expenses consist primarily of legal fees and other costs incurred with Company’s share offerings, the preparation of the Company’s registration statement, and registration fees. For the three months ended March 31, 2025 and 2024, the Company had incurred no organizational costs.  As of March 31, 2025 and December 31, 2024, no organizational costs remained payable on the Consolidated Statements of Assets and Liabilities. For the three months ended March 31, 2025 and 2024, the Company incurred offering costs in the amount of $40,000 and $50,411, respectively, as shown as a component of the general and administrative fees in the Consolidated Statements of Operations. As of March 31, 2025 and December 31, 2024, $36,950 and $47,749, respectively, of offering costs incurred were payable and included in other payables on the Statement of Assets and Liabilities.

Custodian Fees

The Company has entered into a custody agreement with State Street Bank and Trust Company (the “Custodian”). For the three months ended March 31, 2025 and 2024, the Company incurred expenses for services provided by the Custodian of $9,000 and $5,997, respectively, which is included in professional fees on the Consolidated Statements of Operations. As of March 31, 2025 and December 31, 2024, $7,494 and $16,500, respectively, remained payable, which is included in professional fees payable on the Consolidated Statements of Assets and Liabilities.

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

To qualify as a RIC under Subchapter M of the Code, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its Stockholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses. In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending October 31 in that calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years and on which the Company paid no U.S. federal income. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. For the three months ended March 31, 2025 and 2024, the Company did not record any excise tax expense on the Consolidated Statements of Operations.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)
(Unaudited)
Note 2. Summary of Significant Accounting Policies (continued)

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current period. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. For the three months ended March 31, 2025, the Company recorded an income tax expense of $557,415 and an increase of $50,148 in deferred tax liability for the change in unrealized appreciation of investments held in the Holding Company. For the year ended December 31, 2024, the Company recorded a $6,094,196 deferred tax liability for the unrealized appreciation of investments held in the Holding Company. The Company did not record any uncertain income tax positions for the three months ended March 31, 2025 and for the year ended December 31, 2024 on the Consolidated Statements of Assets and Liabilities.

The aggregate amortized tax basis cost of investments included on the Consolidated Schedule of Investments as of March 31, 2025 and December 31, 2024 were $381,239,423 and $378,175,594, respectively.

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

Since its commencement, the Company operates and is managed as a single reportable segment deriving returns mainly in the form of interest income, dividend income and other fees from the investments made in pursuit of its single stated investment objective. The accounting policies of the Company are consistent with those described in these Notes to Financial Statements. The chief operating decision maker (“CODM”) is represented by a chief executive officer and a chief financial officer of the Company. The CODM considers net investment income, leverage and increase or decrease in net assets resulting from operations in deciding how to deploy capital and make distributions to shareholders. Detailed financial information for the Company is disclosed within these financial statements with total assets and liabilities disclosed on the Consolidated Statements of Assets and Liabilities, investments held on the Consolidated Statements of Investments, results of operations and significant segment expenses on the Consolidated Statements of Operations and other information about the Company’s performance, including total return, portfolio turnover and ratios within the Financial Highlights in Note 12.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)
(Unaudited)
Note 3. Investments

The following tables show the composition of the Company’s investment portfolio, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	March 31, 2025
	Amortized Cost		Fair Value
First Lien Senior Secured Loan	$320,949,728	84.2%	$302,968,264	80.6%
Second Lien Senior Secured Loan	6,075,937	1.6	6,044,612	1.6
Senior Secured Notes	429,780	0.1	417,402	0.1
Senior Unsecured Notes	5,722,843	1.5	3,699,200	1.0
Preferred Equity Securities	41,564,803	10.9	50,798,894	13.5
Warrants and Other Equity Securities	3,598,027	0.9	9,021,488	2.4
Fund Investments	2,898,305	0.8	2,873,702	0.8
Total	$381,239,423	100.0%	$375,823,562	100.0%

	December 31, 2024
	Amortized Cost		Fair Value
First Lien Senior Secured Loan	$316,588,427	83.7%	$304,120,042	80.5%
Second Lien Senior Secured Loan	6,148,061	1.6	6,034,048	1.6
Senior Secured Notes	341,103	0.1	341,103	0.1
Senior Unsecured Notes	5,460,171	1.4	3,427,073	0.9
Preferred Equity Securities	43,141,500	11.4	53,603,056	14.2
Warrants and Other Equity Securities	3,598,027	1.0	7,426,377	2.0
Fund Investments	2,898,305	0.8	2,688,619	0.7
Total	$378,175,594	100.0%	$377,640,318	100.0%

The following tables show the composition of the Company’s investment portfolio by geographic region, at amortized cost and fair value (with corresponding percentage of total portfolio investments). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business:

	March 31, 2025
	Amortized Cost		Fair Value
Southeast	$114,976,011	30.2%	$114,482,721	30.5%
Midwest	63,685,155	16.6	67,577,103	18.0
West	76,730,247	20.2	69,635,170	18.5
Northeast	51,767,733	13.6	46,022,213	12.2
East	31,434,505	8.2	29,169,204	7.8
Southwest	24,732,784	6.5	26,990,067	7.2
South	17,912,988	4.7	21,947,084	5.8
Total	$381,239,423	100.0%	$375,823,562	100.0%

	December 31, 2024
	Amortized Cost		Fair Value
Southeast	$117,080,225	30.9%	$117,034,924	31.1%
West	82,054,389	21.7	79,102,675	20.9
Southwest	24,839,939	6.6	26,915,726	7.1
Northeast	46,304,903	12.2	40,825,353	10.8
M idwest	51,256,396	13.6	55,040,086	14.6
South	21,269,446	5.6	25,378,672	6.7
East	35,370,296	9.4	33,342,882	8.8
Total	$378,175,594	100.0%	$377,640,318	100.0%

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)
(Unaudited)
Note 3. Investments (continued)
The following tables show the composition of the Company’s investment portfolio by industry, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	March 31, 2025
	Amortized Cost		Fair Value
Aerospace & Defense	$8,998,881	2.4%	$8,040,539	2.1%
Chemicals	14,655,180	3.8	14,775,000	3.9
Commercial Services & Supplies	4,120,866	1.1	4,020,613	1.1
Construction & Engineering	85,415,026	22.3	94,163,254	25.0
Consumer Finance	3,689,745	1.0	3,699,200	1.0
Distributors	14,695,849	3.9	11,503,094	3.1
Diversified Financials	2,898,305	0.8	2,873,702	0.8
Diversified Telecommunication Services	23,123,220	6.1	24,004,234	6.4
Electrical Equipment	11,231,594	2.9	2,232,912	0.6
Entertainment	18,798,687	4.9	14,922,154	4.0
Food Products	9,655,157	2.5	11,790,320	3.1
Healthcare Providers & Services	38,436,305	10.1	35,613,111	9.5
Hotels, Restaurants & Leisure	4,872,413	1.3	4,910,624	1.3
Household Durables	4,534,241	1.2	3,723,819	1.0
Household Products	4,884,839	1.3	5,268,460	1.4
IT Services	12,256,920	3.2	12,366,208	3.3
Leisure Products	5,493,980	1.4	3,558,876	0.9
Machinery	4,481,482	1.2	4,412,647	1.2
Media	19,790,178	5.2	22,017,301	5.9
Personal Products	4,336,026	1.1	4,374,124	1.2
Professional Services	51,155,828	13.4	58,051,414	15.3
Software	997,284	0.3	1,009,349	0.3
Specialty Retail	6,729,601	1.8	6,814,742	1.8
Trading Companies & Distributors	15,774,059	4.1	11,338,412	3.0
Transportation Infrastructure	10,213,757	2.7	10,339,453	2.8
Total	$381,239,423	100.0%	$375,823,562	100.0%

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)
(Unaudited)
Note 3. Investments (continued)
	December 31, 2024
	Amortized Cost		Fair Value
Aerospace & Defense	$8,918,780	2.4%	$8,103,579	2.1%
Chemicals	14,623,342	3.9	14,812,499	3.9
Commercial Services & Supplies	4,118,722	1.1	3,908,639	1.0
Construction & Engineering	75,685,424	19.9	83,705,436	22.3
Consumer Finance	3,427,073	0.9	3,427,073	0.9
Distributors	14,323,723	3.8	13,163,459	3.5
Diversified Financials	2,898,305	0.8	2,688,619	0.7
Diversified Telecommunication Services	22,915,391	6.1	23,137,607	6.1
Electrical Equipment	11,231,435	3.0	5,729,737	1.5
Entertainment	18,324,745	4.8	14,317,635	3.8
Food Products	9,662,293	2.6	11,608,503	3.1
Healthcare Providers & Services	43,990,733	11.6	41,162,604	10.9
Hotels, Restaurants & Leisure	4,891,016	1.3	4,910,952	1.3
Household Durables	4,534,757	1.2	3,057,209	0.8
Household Products	4,875,685	1.3	4,990,960	1.3
IT Services	12,433,640	3.3	12,558,929	3.3
Leisure Products	5,449,787	1.4	3,230,877	0.9
Machinery	4,547,261	1.2	4,217,950	1.1
Media	22,096,440	5.8	26,926,042	7.1
Personal Products	4,360,968	1.2	4,404,301	1.2
Professional Services	51,365,785	13.5	58,307,390	15.4
Software	997,284	0.3	965,151	0.3
Specialty Retail	6,609,366	1.7	6,703,118	1.8
Trading Companies & Distributors	15,699,920	4.2	11,262,596	3.0
Transportation Infrastructure	10,193,719	2.7	10,339,453	2.7
Total	$378,175,594	100.0%	$377,640,318	100.0%

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

The consolidated financial statements include portfolio investments at fair value of $375,823,562 and $377,640,318 as of March 31, 2025 and December 31, 2024, respectively.

The Company valued its investments in underlying funds based on its proportionate interest in net asset value (“NAV”) of the underlying funds. For the purpose of classifying the investments in underlying funds within the fair value hierarchy, the Company makes use of the practical expedient under ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or its Equivalent). As of March 31, 2025 and December 31, 2024, the Company’s investments in underlying funds amounted to $2,873,702 and $2,688,619, respectively.

U.S. GAAP requires that the Company disclose the Company’s pro-rata portion of individual securities, if available, that are reported to the Company by the underlying portfolio funds that exceed 5% of the Company’s capital balance.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)
(Unaudited)
Note 4. Fair Value Measurements (continued)
The following tables present fair value measurements of investments, by major class according to the fair value hierarchy.

	Fair Value Measurements
March 31, 2025	Level 1	Level 2	Level 3	Total
First Lien Senior Secured Loan	$-	$-	$302,968,264	$302,968,264
Senior Secured Notes	-	-	417,402	417,402
Second Lien Senior Secured Loan	-	-	6,044,612	6,044,612
Senior Unsecured Notes	-	-	3,699,200	3,699,200
Preferred Equity Securities	-	-	50,798,894	50,798,894
Warrants and Other Equity Securities	-	-	9,021,488	9,021,488
Total	$-	$-	$372,949,860	$372,949,860
Fund Investments				2,873,702
Total Investments				$375,823,562

	Fair Value Measurements
December 31, 2024	Level 1	Level 2	Level 3	Total
First Lien Senior Secured Loan	$-	$-	$304,120,042	$304,120,042
Senior Secured Notes	-	-	341,103	341,103
Second Lien Senior Secured Loan	-	-	6,034,048	6,034,048
Senior Unsecured Notes	-	-	3,427,073	3,427,073
Preferred Equity Securities	-	-	53,603,056	53,603,056
Warrants and Other Equity Securities	-	-	7,426,377	7,426,377
Total	$-	$-	$374,951,699	$374,951,699
Fund Investments				2,688,619
Total Investments				$377,640,318

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

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)
(Unaudited)
Note 4. Fair Value Measurements (continued)

The following tables provide a reconciliation of the beginning and ending balances for investments at fair value that use Level 3 inputs for the three months ended March 31, 2025, and 2024:

	Investments
	First Lien Senior Secured Loan	Second Lien Senior Secured Loan	Senior Secured Notes	Senior Unsecured Notes	Preferred Equity Securities	Warrants and Other Equity Securities	Fund Investments	Total Investments
Balance as of December 31, 2024	$304,120,042	$6,034,048	$341,103	$3,427,073	$53,603,056	$7,426,377	$2,688,619	$377,640,318
Net realized gain on investments	-	-	-	-	1,863,881	-	-	1,863,881
Net change in unrealized gain (loss) on investments	(5,513,079)	82,688	(12,378)	9,455	(1,227,465)	1,595,111	185,083	(4,880,585)
Purchases of investments and other adjustments to cost (1)	19,126,813	(21,952)	88,677	262,672	892,843	-	-	20,349,053
Proceeds from sales of investments	-	-	-	-	(4,333,421)	-	-	(4,333,421)
Proceeds from principal repayments (2)	(14,765,512)	(50,172)	-	-	-	-	-	(14,815,684)
Balance as of March 31, 2025	$302,968,264	$6,044,612	$417,402	$3,699,200	$50,798,894	$9,021,488	$2,873,702	$375,823,562

(1)	Includes purchases of new investments, premium and discount accretion and amortization and PIK interest.
(2)	Includes paydowns receivable from the Consolidated Statements of Assets and Liabilities

	Investments
	First Lien Senior Secured Loan	Second Lien Senior Secured Loan	Senior Unsecured Notes	Preferred Equity Securities	Warrants and Other Equity Securities	Fund Investments	Total Investments
Balance as of December 31, 2023	$319,229,009	$6,059,372	$1,384,446	$41,804,395	$5,706,423	$2,809,327	$376,992,972
Net change in unrealized gain (loss) on investments	(3,610,300)	64,789	(119,316)	5,166	333,152	8,784	(3,317,725)
Purchases of investments and other adjustments to cost (1)	2,821,564	-	-	-	-	-	2,821,564
Proceeds from principal repayments (2)	(22,745,927)	(57,137)	-	(17,039)	-	-	(22,820,103)
Lien status change(3)	(1,238,765)	-	-	1,238,765	-	-	-
Balance as of March 31, 2024	$294,455,581	$5,937,446	$1,265,130	$43,031,287	$6,039,575	$2,818,111	$353,676,708

(1)	Includes purchases of new investments, premium and discount accretion and amortization and PIK interest.
(2)	Includes paydowns receivable from the Consolidated Statements of Assets and Liabilities
(3)	Lien conversions are fair valued at beginning of period on January 1, 2024

The net change in unrealized gain (loss) on investments included on the Consolidated Statements of Operations for the three months ended March 31, 2025 and 2024, attributable to Level 3 investments still held as of March 31, 2025 was $(1,770,869) and $(3,710,410), respectively.

Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period which the reclassifications occur. There were no transfers among Levels 1, 2 and 3 for the three months ended March 31, 2025 and 2024.

Purchases (including accretion, amortization, PIK interest) for the three months ended March 31, 2025 and 2024 amounted to $20,349,053 and $2,821,564, respectively.

For the three months ended March 31, 2025, the Company invested (net of original issue discount) $12,312,500 in one new portfolio company and invested $9,866,818 in 7 existing portfolio companies as reflected in the Consolidated Schedule of Investments. For the three months ended March 31, 2024, the Company did not invest in any new portfolio companies and invested (net of original issue discount) $787,844 in two existing portfolio companies as reflected in the Consolidated Schedule of Investments.

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

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)
(Unaudited)
Note 4. Fair Value Measurements (continued)
The table below summarizes the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy as of March 31, 2025.

						Range
	Fair Value	Valuation Technique	Unobservable Input	Weighted Average Mean		Minimum		Maximum
Assets:
First Lien Senior Secured Loan	$272,146,212	Discounted Cash Flow	Discount Rate	14.3%		6.9%		26.0%
First Lien Senior Secured Loan	18,509,552	Guideline Public Company Method	Revenue Multiple	0.49	x	0.22	x	0.80	x
		Guideline Public Company Method	EBITDA Multiple	11.51	x	11.06	x	11.96	x
First Lien Senior Secured Loan	12,312,500	Other	N/A	N/A		N/A		N/A
Second Lien Senior Secured Loan	6,044,612	Discounted Cash Flow	Discount Rate	14.7%		13.6%		15.7%
Senior Secured Note	417,402	Discounted Cash Flow	Discount Rate	23.3%		21.8%		24.8%
Senior Unsecured Note	3,699,200	Discounted Cash Flow	Discount Rate	13.7%		12.5%		15.0%
Preferred Equity Securities	17,259,999	Discounted Cash Flow	Discount Rate	23.6%		15.0%		37.0%
Preferred Equity Securities	24,300,018	Guideline Public Company Method	Revenue Multiple	1.33	x	0.40	x	4.80	x
		Guideline Public Company Method	EBITDA Multiple	8.86	x	4.00	x	15.25	x
Preferred Equity Securities	9,238,877	Guideline Merged & Acquired Company Method	Revenue Multiple	1.65	x	0.50	x	2.50	x
		Guideline Merged & Acquired Company Method	EBITDA Multiple	9.50	x	7.50	x	12.50	x
Warrants and Other Equity Securities	191,359	Discounted Cash Flow	Discount Rate	19.1%		17.5%		32.00%
Warrants and Other Equity Securities	7,784,475	Guideline Public Company Method	Revenue Multiple	1.26	x	0.22	x	2.79	x
Warrants and Other Equity Securities		Guideline Public Company Method	EBITDA Multiple	9.82	x	5.50	x	25.63	x
Warrants and Other Equity Securities	1,045,654	Other	N/A	N/A		N/A		N/A
Fund Investments	2,873,702	Other	N/A	N/A		N/A		N/A
Total Level 3 Assets	$375,823,562

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)
(Unaudited)
Note 4. Fair Value Measurements (continued)

The table below summarizes the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy as of December 31, 2024.

						Range
	Fair Value	Valuation Technique	Unobservable Input	Weighted Average Mean		Minimum		Maximum
Assets:
First Lien Senior Secured Loan	$265,968,375	Discounted Cash Flow	Discount Rate	15.1%		7.7%		27.5%
First Lien Senior Secured Loan	14,268,323	Guideline Public Company Method	Revenue Multiple	0.91	x	0.65	x	1.17	x
			EBITDA Multiple	8.74	x	0.53	x	11.24	x
First Lien Senior Secured Loan	23,883,344	Other	N/A	N/A		N/A		N/A
Second Lien Senior Secured Loan	6,034,048	Discounted Cash Flow	Discount Rate	16.7%		15.4%		18.0%
Senior Secured Note	341,103	Other	N/A	N/A		N/A		N/A
Senior Unsecured Note	3,427,073	Discounted Cash Flow	Discount Rate	13.8%		12.5%		15.0%
Preferred Equity Securities	16,391,316	Discounted Cash Flow	Discount Rate	23.9%		15.0%		44.5%
Preferred Equity Securities	26,931,469	Guideline Public Company Method	Revenue Multiple	1.42	x	0.40	x	4.60	x
			EBITDA Multiple	10.12	x	6.25	x	16.00	x
			Gross Profit Multiple	2.76	x	2.38	x	3.14	x
Preferred Equity Securities	8,741,809	Guideline Merged & Acquired Company Method	Revenue Multiple	1.69	x	0.50	x	2.50	x
			EBITDA Multiple	9.46	x	7.50	x	12.50	x
Preferred Equity Securities	1,538,462	Other	N/A	N/A		N/A		N/A
Warrants and Other Equity Securities	214,733	Discounted Cash Flow	Discount Rate	22.9%		20.0%		32.5%
Warrants and Other Equity Securities	7,211,644	Guideline Public Company Method	Revenue Multiple	1.05	x	0.65	x	3.01	x
Warrants and Other Equity Securities		Guideline Public Company Method	EBITDA Multiple	10.20	x	5.16	x	55.75	x
Warrants and Other Equity Securities		Other	N/A	N/A		N/A		N/A
Fund Investments	2,688,619	Other	N/A	N/A		N/A		N/A
Total Level 3 Assets	$377,640,318

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

An affiliated company is a company in which the Company has an ownership interest of 5% or more of its voting securities. A controlled affiliate company is a company in which the Company and its affiliated funds have an ownership interest of more than 25% of its voting securities. Please see the Company’s Consolidated Schedule of Investments for the type of investment, principal amount, interest rate including the spread, and the maturity date. For the three months ended March 31, 2025 and for the year ended December 31, 2024, the Advisor’s managed funds had an ownership interest of more than 25% or the Company had an ownership interest of 5% or more in companies voting securities, respectively.

Transactions related to the Company’s investments with affiliated and controlled affiliates for the three months ended March 31, 2025 and for the year ended December 31, 2024, were as follows:

The three months ended March 31, 2025	Equity Ownership Held by the Company	Equity Ownership Held by Star Mountain Affiliate Funds
Issuer:
Arrow Home Health LLC	2.6%	72.2%
Caregility Corporation	7.9%	37.4%
Lasalle Staffing, LLC	5.8%	21.9%
Microf, LLC	0.0%	83.7%
MPUSA, LLC (dba Mission)	4.3%	34.4%
Uncle John’s Pride, LLC	5.6%	18.8%
USBid Inc.	13.5%	57.7%
Watt Acquisition, LLC	5.6%	17.4%

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

Note 6. Transactions with Related Parties

Star Mountain Lower Middle-Market (Offshore) Ltd. (the “Feeder Fund”) was formed as a Cayman Islands exempted company and commenced operations on August 17, 2021. The Feeder Fund has been formed to invest all or substantially all of its investable assets in the common stock of the Company. As of March 31, 2025 and December 31, 2024, the Feeder Fund had $46,488,800 and $46,488,800 in capital committed to the Company, respectively, and an ownership percentage in the Company of 16.50% and 17.02%, respectively. As of March 31, 2025 and December 31, 2024, the Feeder Fund had $0 and $0 of contributions payable to the Company, respectively.

Management Fees

The Company has entered into an investment advisory agreement with the Advisor (as amended and restated, the “Investment Advisory Agreement”), under which the Advisor, subject to the overall supervision of the Board, provides investment advisory services to the Company. The Company pays the Advisor a fee for its services under the Investment Advisory Agreement consisting of two components – a base management fee and an incentive fee. The cost of both the base management fee and the incentive fee are borne by the Company’s Stockholders, unless such fees are waived by the Advisor.

The Company pays the Advisor a base management fee of 1.25% per annum of the average of the Company’s total gross assets (excluding cash or cash equivalents but including assets purchased with borrowed amounts) as of the end of each of the two most recently completed calendar quarters.

Management fees for the three months ended March 31, 2025 and 2024 were $1,187,647 and $1,152,067, respectively. For the three months ended March 31, 2025 and 2024, the Advisor elected to voluntarily waive $0 and $0, respectively, of such management fees. The management fees waived are not recoupable by the Advisor. There is no guarantee that the Advisor will waive management fees in the future, and the Advisor may discontinue or modify any such waivers in the future at its discretion. As of March 31, 2025 and December 31, 2024, $1,345,156 and $1,157,509 of management fees remained payable, respectively.

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

Under the Investment Advisory Agreement, the Company pays the Advisor an incentive fee with respect to its pre-incentive fee net investment income in each calendar quarter as follows:

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

The second part of the incentive fee is a capital gains incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date). Under the Investment Advisory Agreement, the Capital Gains Incentive Fee is 17.5% of cumulative realized capital gains as of the end of the fiscal year.

In determining the capital gains incentive fee payable to the Advisor, the Company calculates the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since the Company’s inception, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in the Company’s portfolio. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the amortized cost of such investment. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the amortized cost of such investment since the Company’s inception. Aggregate unrealized capital depreciation equals the sum of the difference, if negative, between the valuation of each investment as of the applicable calculation date and the amortized cost of such investment. At the end of the applicable year, the amount of capital gains that will serve as the basis for the calculation of the capital gains incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less aggregate unrealized capital depreciation, with respect to the Company’s portfolio of investments. If this number is positive at the end of such year, then the capital gains incentive fee for such year equals 17.5% of such amount, less the aggregate amount of any capital gains incentive fees paid in respect of the Company’s portfolio in all prior years.

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

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)
(Unaudited)
Note 6. Transactions with Related Parties (continued)

Incentive fees for the three months ended March 31, 2025 and 2024 were $866,402 and $1,225,518, respectively. For the three months ended March 31, 2025 and 2024 the Advisor elected to voluntarily waive $0 and $0 of such incentive fees, respectively. The incentive fees waived for the period ended March 31, 2025 are not recoupable and there is no guarantee that the Advisor will waive incentive fees in the future. The Advisor may discontinue or modify any such waivers in the future at its discretion. As of March 31, 2025 and December 31, 2024, $3,680,126 and $2,813,724, respectively, of incentive fees remained payable as shown in the Consolidated Statements of Assets and Liabilities.

Administration Fees

The Company has entered into the Administration Agreement with the Advisor, under which the Company reimburses the Administrator for its allocable portion of overhead and other expenses, including the costs of furnishing the Company with office facilities and equipment and providing clerical, bookkeeping, record-keeping and other administrative services at such facilities, and the Company’s allocable portion of the cost of the chief financial officer and chief compliance officer and their respective staffs. To the extent that the Administrator outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis, without incremental profit, to the Administrator. For the three months ended March 31, 2025 and 2024, the Company incurred reimbursement expenses of $180,375 and $41,305, respectively, included under General and Administrative fees on the Consolidated Statements of Operations. As of March 31, 2025 and December 31, 2024, $177,329 and $77,275, respectively, of reimbursement expense was payable as shown in the Consolidated Statements of Assets and Liabilities as reimbursement expense payable.

The Administrator has entered into a sub-administration agreement with SS&C Technologies, Inc. (the “Sub-Administrator”), under which the Sub-Administrator provides various accounting and administrative services to the Company. Administrative services may include maintenance of the Company’s books and records, processing of investor transactions, and calculation of the NAV. For the three months ended March 31, 2025 and 2024, the Company incurred expenses for services provided by the Sub-Administrator of $243,558 and $167,436, respectively, which is included in professional fees on the Consolidated Statements of Operations. As of March 31, 2025 and December 31, 2024, there were $0 and $0 payable, for expenses incurred for services provided by the Sub-Administrator.

Directors’ Fees

The Company incurs certain fees and expenses paid to the Company’s independent directors (including expenses and costs related to meetings of the independent directors); for the three months ended March 31, 2025 and 2024, directors’ expenses are $35,000 and $23,620, respectively, as shown on the Consolidated Statements of Operations. As of March 31, 2025 and December 31, 2024, $35,000 and $23,750 of directors’ expenses remained payable, respectively, which are included in professional fees payable as shown on the Consolidated Statements of Assets and Liabilities.
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

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)
(Unaudited)
Note 7. Borrowings (continued)
As of March 31, 2025 and December 31, 2024, the Secured Credit Facility commitment amounts were as follows:

	As of March 31, 2025	As of December 31, 2024
Secured Credit Facility Lender	Commitment	Commitment
Webster Bank	$67,500,000	$67,500,000
Dime Community Bank	25,000,000	25,000,000
First Foundation Bank	20,000,000	20,000,000
Mitsubishi HC Capital America, Inc.	20,000,000	20,000,000
Woodforest National Bank	20,000,000	20,000,000
Peapack-Gladstone Bank	17,000,000	17,000,000
Hanmai Bank	15,500,000	15,500,000
Apple Bank	15,000,000	15,000,000
Total Commitment	$200,000,000	$200,000,000

Borrowings can be increased to a maximum of $350 million in accordance with the Secured Credit Facility accordion feature terms and conditions and are limited by various advance rates and concentration limits.

As of March 31, 2025 and December 31, 2024, the total fair value of the borrowings outstanding under the Secured Credit Facility was $122,300,000 and $122,500,000, respectively. The fair value of the borrowings outstanding under the Secured Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.

Inclusive of syndication, agency, and administrative fees paid to Webster, the total annualized cost of capital is estimated to be 8.0%. The Company will also pay a non-utilization fee on the average daily unused amount of the aggregate commitments until the commitment termination date (as defined in the Loan Agreement). As of March 31, 2025, the total commitments under the Secured Credit Facility were $200 million. Proceeds from borrowings under the Secured Credit Facility may be used to finance certain investments, fulfill payment obligations under the Secured Credit Facility, make distributions/payments permitted by the Loan Agreement. All amounts outstanding under the Secured Credit Facility must be repaid by the fourth anniversary of the initial closing of the Secured Credit Facility. The Company’s obligations to the lenders under the Secured Credit Facility are secured by a first priority security interest in substantially all of the Company’s assets, subject to certain exclusions.

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

Notes to Consolidated Financial Statements – (continued)
(Unaudited)
Note 7. Borrowings (continued)
The components of the Company’s interest expense and other debt financing expenses, average outstanding balances and average stated interest rates (i.e. the rate in effect plus spread) were as follows:

	For the three months ended March 31,
	2025	2024
Interest expense - Secured Credit Facility	$2,169,421	$3,288,169
Unused commitment fees	99,564	47,687
Amortization of deferred financing costs	137,400	140,521
Utilization fees	135,392	264,814
Total interest and other debt financing fees	$2,541,777	$3,741,191
Average debt outstanding	$120,348,889	$162,269,231
Average stated interest rate	7.31%	8.13%

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

The following permanent differences were reclassified for tax purposes for the year ended December 31, 2024:

For the year ended December 31, 2024
Increase (decrease) in capital in excess of par value	$2,281,202
Increase (decrease) in accumulated undistributed (overdistributed) earnings	(2,281,202)

Taxable income generally differs from net increase (decrease) in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses and generally excludes unrealized gain (loss) on investments as investment gains and losses are not included in taxable income until they are realized. The temporary and permanent differences in the recognition of income and expenses for the year ended December 31, 2024 are primarily due to organizational cost amortization.

Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. Under the Regulated Investment Company Modernization Act of 2010, capital losses incurred after September 30, 2011 are not subject to expiration and retain their character as either short-term or long-term capital losses. As of December 31, 2024, the Company had no short-term capital loss carryforwards. As of December 31, 2024, the Company had no long-term capital loss carryforwards.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)
(Unaudited)
Note 8. Income Taxes (continued)

For income tax purposes, distributions paid to stockholders are reported as ordinary income, return of capital, redemption, long term capital gains or a combination thereof.

The following table provides the tax character of distributions declared for the year ended December 31, 2024:

For the year ended December 31, 2024
Ordinary income	$20,652,462
Long-term capital gains	671,887
Total	$21,324,349

As of March 31, 2025, the estimated cost basis of investment for U.S. federal income tax purposes was $378,175,594, resulting in estimated net unrealized loss of $5,415,861, comprised of estimated gross unrealized gains of $25,801,630 and gross unrealized losses of $31,217,491. As of December 31, 2024, the estimated cost basis of investment for U.S. federal income tax purposes was $381,076,946, resulting in estimated net unrealized loss of $3,436,628, comprised of estimated gross unrealized gains of $22,403,590 and gross unrealized losses of $25,840,218.

The Company recognized the following excise taxes related to the Company’s status as a RIC:

	As of March 31, 2025	As of December 31, 2024
Excise tax expense	$-	$37,907
Total	$-	$37,907

The Company recognized the following benefits (provisions) for deferred taxes on the change in unrealized appreciation and depreciation on investments held in the Holding Company:

	As of March 31, 2025	As of December 31, 2024
Benefit (provision) for taxes on unrealized appreciation (depreciation) on investments	$(50,148)	$(6,094,196)
Total	$(50,148)	$(6,094,196)

As of March 31, 2025 and December 31, 2024, $6,144,344 and $6,094,196, respectively, was included in deferred tax liabilities on the Consolidated Statements of Assets and Liabilities primarily relating to deferred taxes on unrealized gains on investments held in the Company’s subsidiary and other temporary book to tax differences of the subsidiary.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)
(Unaudited)
Note 9. Stock Issuances

As of March 31, 2025 and December 31, 2024, the total number of shares of all classes of capital stock that the Company has the authority to issue was 200,000,000 shares of Common Stock, par value $0.001 per share.

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

For the three months ended March 31, 2025 and 2024, the Company entered into subscription agreements (collectively, the “Subscription Agreements”) with new investors, providing for the private placement of common shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase common shares up to the amount of their respective capital commitments on an as-needed basis with a minimum of 8 business days’ prior notice. As of March 31, 2025 and December 31, 2024, the Company had received capital commitments totaling $272,923,262 and $273,072,762, respectively.

As of March 31, 2025, net contributions of $266,506,001 had been made by Stockholders and $6,417,261 remained available to be drawn by the Company.

The following tables summarize the issuance of shares for the three months ended March 31, 2025 and 2024:

Date	Price per share	Shares Issued	Proceeds
Stock issued in connection with dividend reinvestment plan
January 31, 2025	$24.47	109,175	$2,671,518
Total		109,175	$2,671,518

Date	Price per share	Shares Issued	Proceeds
Stock issued in connection with dividend reinvestment plan
January 31, 2024	$24.98	120,133	$3,000,821
		120,133	3,000,821

As of March 31, 2025, the Company received subscriptions in advance of $8,765,989.

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

The following tables summarize the repurchase of shares for the three months ended March 31, 2025 and 2024.

Quarter Ended	Purchase Price	Shares Repurchased	Amount
Stock repurchased in connection with tender offer
March 31, 2025	$24.55	256,233.52	$6,290,542
Total		256,233.52	$6,290,542

Quarter Ended	Purchase Price	Shares Repurchased	Amount Paid in Cash
Stock repurchased in connection with tender offer
March 29, 2024	$25.10	192,187.05	$4,823,944
Total		192,187.05	$4,823,944

The Company’s distributions are recorded on the record date. For the three months ended March 31, 2025, no distributions were declared to Stockholders and no distributions remained payable as of March 31, 2025.

The following table summarizes the settlement of distributions declared and recorded as of December 31, 2024, and the subsequent payment and issuance of those distributions for the three months ended March 31, 2025:

Date Declared	Record Date	Payment/Issuance Date	Amount Per Share	Amount Paid in Cash	Amount Settled via Newly Issued Shares	Total
For the three months ended March 31, 2025
December 31, 2024	December 31, 2024	January 31, 2025	$0.54	$2,651,253	$2,671,518	$5,322,771
Total			$0.54	$2,651,253	$2,671,518	$5,322,771

The following table summarizes the settlement of distributions declared and recorded as of December 31, 2023, and the subsequent payment and issuance of those distributions for the three months ended March 31, 2024:

Date Declared	Record Date	Payment/Issuance Date	Amount Per Share	Amount Paid in Cash	Amount Settled via Newly Issued Shares	Total
For the three months ended March 31, 2024:
December 31, 2023	December 31, 2023	January 31, 2024	$0.79	$2,961,399	$3,000,821	$5,962,220
Total			$0.79	$2,961,399	$3,000,821	$5,962,220

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)
(Unaudited)
Note 11. Commitments, Contingencies, and Risks

Commitments: As of March 31, 2025 and December 31, 2024, the Company had $11,457,960 and $20,353,563 in outstanding commitments to direct investments and $1,101,695 and $1,101,695 in outstanding commitments to fund investments, respectively.

March 31, 2025	Outstanding Commitments
Direct Investments
Ambient Enterprises Holdco LLC	$1,773,731
Consolidated Machine & Tool Holdings, LLC	241,531
Kelso Industries	2,585,555
Qualified Digital, LLC	6,857,143
Total Direct Investments	$11,457,960

Fund Investments
Madryn Select Opportunities, LP	$1,101,695
Total Fund Investments	$1,101,695

Total	$12,559,655

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

Management believes that the Company’s available cash balances provide sufficient funds to cover its unfunded commitments as of March 31, 2025 and December 31, 2024.

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

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)
(Unaudited)
Note 12. Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2025 and 2024:

	For the three months ended March 31,
	2025	2024
Per share data:
Net asset value at beginning of period	$24.43	$24.78
Net investment income (loss) (1)	0.42	0.74
Net realized and unrealized gain (loss) (1)	(0.30)	(0.43)
Net increase (decrease) in net assets resulting from operations (1)	0.12	0.31
Stockholder distributions (2)	-	-
Dividend reinvestment plan distributions (2)	(0.27)	(0.40)
Other (3)	0.27	0.41
Net asset value at end of period	$24.55	$25.10
Net assets at end of period	$238,358,817	$191,153,131
Shares outstanding at end of period	9,710,243	7,615,428
Total return (4)	2.71%	4.49%
Ratio/Supplemental data:
Ratio of expenses to average net assets before incentive fees(5)	8.81%	11.52%
Ratio of expenses to average net assets after incentive fees (5)	9.16%	12.15%
Ratio of net investment income (loss) to average net assets after incentive fees(5)	8.14%	13.89%
Portfolio turnover (6)	4.31%	0.22%

(1)	The per share data was derived by using the weighted average shares outstanding during the periods presented.
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

13. Subsequent Events

The Company has evaluated subsequent events through May 15, 2025, the date on which the consolidated financial statements were issued.
On April 21, 2025,  The Company issued 357,811 shares for an aggregate offering price of $8,773,518.
On April 23, 2025, the Company declared a dividend of $0.57 per share to stockholders of record as of April 23, 2025, which will be payable in the form of cash and shares on May 20, 2025.

On April 24, 2025, the Company issued a capital call of $2,262,000.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Statements contained in this Quarterly Report on Form 10-Q (including those relating to current and future market conditions and trends in respect thereof) that are not historical facts are based on current expectations, estimates, projections, opinions and/or beliefs of Star Mountain Lower Middle-Market Capital Corp. (the “Company”), Star Mountain Fund Management, LLC (the “Advisor”) and Star Mountain Capital, LLC (“Star Mountain”). Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. Certain information contained in this Quarterly Report on Form 10-Q constitutes “forward-looking statements,” which can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “seek,” “expect,” “anticipate,” “project,” “estimate,” “intend,” “continue,” “target,” or “believe” or the negatives thereof or other variations thereon or comparable terminology. Due to various risks and uncertainties, actual events or results or the actual performance of the Company may differ materially from those reflected or contemplated in such forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond the Company’s control and are difficult to predict, that could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including, without limitation, the risks, uncertainties and other factors the Company identifies in the section entitled “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2024 and in “Item 1A. Risk Factors” in Part II of our subsequently filed Quarterly Reports on Form 10-Q and in the Company’s filings with the Securities and Exchange Commission (“SEC”).

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

The Company’s investments are subject to a number of risks. See “Part I. Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 as filed with the SEC on March 31, 2025.

Portfolio and Investment Activity:

For the three months ended March 31, 2025, the Company invested (net of original issue discount) $12,312,500 in one new portfolio company and invested $ 9,866,818 in 7 existing portfolio companies as reflected in the Consolidated Schedule of Investments. For the three months ended March 31, 2024, the Company did not invest in any new portfolio companies and invested (net of original issue discount) $787,844 in two existing portfolio companies as reflected in the Consolidated Schedule of Investments.

The Company had $14,815,684 in principal repayments for the three months ended March 31, 2025. An amount of $15,157,155 was received in cash as of March 31, 2025 (with the remaining balance as the change in receivable from December 31, 2024). The Company had $22,820,103 in principal repayments for the three months ended March 31, 2024, of which $23,305,664 was received in cash as of March 31, 2024 (with the remaining balance as the change in receivable from December 31, 2023).

As of March 31, 2025 and December 31, 2024, the Company’s investments consisted of the following:

	March 31, 2025		December 31, 2024
Fair Value:
First Lien Senior Secured Loan	$302,968,264	84.20%	$304,120,042	80.50%
Second Lien Senior Secured Loan	6,044,612	1.60	6,034,048	1.60
Senior Secured Notes	417,402	0.10	341,103	0.10
Senior Unsecured Notes	3,699,200	1.50	3,427,073	0.90
Preferred Equity Securities	50,798,894	10.90	53,603,056	14.20
Warrants and Other Equity Securities	9,021,488	0.90	7,426,377	2.00
Fund Investments	2,873,702	0.80	2,688,619	0.70
Total	$375,823,562	100.00%	$377,640,318	100.00%

The table below describes investments by industry composition based on fair value as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
Fair Value:
Aerospace & Defense	$8,040,539	2.10%	$8,103,579	2.10%
Chemicals	14,775,000	3.90	14,812,499	3.90
Commercial Services & Supplies	4,020,613	1.10	3,908,639	1.00
Construction & Engineering	94,163,254	25.00	83,705,436	22.30
Consumer Finance	3,699,200	1.00	3,427,073	0.90
Distributors	11,503,094	3.10	13,163,459	3.50
Diversified Financials	2,873,702	0.80	2,688,619	0.70
Diversified Telecommunication Services	24,004,234	6.40	23,137,607	6.10
Electrical Equipment	2,232,912	0.60	5,729,737	1.50
Entertainment	14,922,154	4.00	14,317,635	3.80
Food Products	11,790,320	3.10	11,608,503	3.10
Healthcare Providers & Services	35,613,111	9.50	41,162,604	10.90
Hotels, Restaurants & Leisure	4,910,624	1.30	4,910,952	1.30
Household Durables	3,723,819	1.00	3,057,209	0.80
Household Products	5,268,460	1.40	4,990,960	1.30
IT Services	12,366,208	3.30	12,558,929	3.30
Leisure Products	3,558,876	0.90	3,230,877	0.90
Machinery	4,412,647	1.20	4,217,950	1.10
Media	22,017,301	5.90	26,926,042	7.10
Personal Products	4,374,124	1.20	4,404,301	1.20
Professional Services	58,051,414	15.30	58,307,390	15.40
Software	1,009,349	0.30	965,151	0.30
Specialty Retail	6,814,742	1.80	6,703,118	1.80
Trading Companies & Distributors	11,338,412	3.00	11,262,596	3.00
Transportation Infrastructure	10,339,453	2.80	10,339,453	2.70
Total	$375,823,562	100.00%	$377,640,318	100.00%

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

The following table shows the distribution of the Company’s investments on the 1 to 5 investment performance risk rating scale as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments	Investments at Fair Value	Percentage of Total Investments
1	$51,392,601	13.70%	$59,536,590	15.80%
2	217,438,694	57.90	216,885,848	57.40
3	54,521,589	14.50	46,456,529	12.30
4	44,831,953	11.90	50,022,148	13.20
5	7,638,725	2.00	4,739,203	1.30
Total	$375,823,562	100.00%	$377,640,318	100.00%

Results of Operations:

The following table represents the operating results for the three months ended March 31, 2025 and 2024:

	For the three months ended March 31,
	2025	2024
Total investment income	$10,347,315	$12,456,786
Total expenses	6,132,727	6,734,287
Net investment income	4,214,588	5,722,499
Net realized gain (loss) on investments	1,863,881	-
Net change in unrealized gain (loss) on investments	(4,880,585)	(3,317,725)
Benefit (provision) for taxes on unrealized appreciation (depreciation) on investments	(50,148)	-
Net increase (decrease) in net assets resulting from operations	$1,147,736	$2,404,774

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

Investment Income:

The composition of the Company’s investment income was as follows for the three months ended March 31, 2025 and 2024:

	For the three months ended March 31,
	2025	2024
Non-controlled/non-affiliate investment income
Interest income	$8,034,188	$10,740,990
PIK interest income	839,888	1,425,439
Dividend income	221,307	-
Other income	178,187	137,528
Controlled/affiliate investment income
Interest income	862,309	107,726
PIK interest income	211,436	-
Dividend income	-	45,103
Total investment income	$10,347,315	$12,456,786

Operating Expenses:

The composition of the Company’s operating expenses was as follows for the three months ended March 31, 2025 and 2024:

	For the three months ended March 31,
	2025	2024

Interest and other financing fees	$2,541,777	$3,741,191
Management fees (Note 6)	1,187,647	1,152,067
Professional fees	598,046	380,352
Incentive fees (Note 6)	866,402	1,225,518
General and administrative fees	260,380	130,021
Legal expenses	86,060	81,518
Director expenses	35,000	23,620
Total Expenses	$5,575,312	$6,734,287

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

To qualify as a RIC under Subchapter M of the Code, the Company must, among other things, meet certain source-of-income and asset diversification requirements.  In addition, to qualify for RIC tax treatment, the Company must distribute to its Stockholders, for each taxable year, at least 90.0% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses.  In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98.0% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one year period ending October 31 in that calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years and on which the Company paid no U.S. federal income tax..  The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4.0% nondeductible U.S. federal excise tax on this income. For the three months ended March 31, 2025, the Company recorded a net expense of $557,415 on the Consolidated Statements of Operations for U.S. federal excise tax. For the year ended December 31, 2024, the Company recorded a net expense on the Consolidated Statements of Operations for U.S. federal excise tax of $37,907.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”).  ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements.  ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year.  It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense.  For the three months ended March 31, 2025 and for the year ended December 31, 2024, the Company recorded a $50,148 and $6,094,196 deferred tax liability for the unrealized appreciation of investments held in the Holding Company, respectively.

Net Increase (Decrease) in Net Assets Resulting from Operations:

For the three months ended March 31, 2025, the net increase (decrease) in net assets resulting from operations was $1,147,736. Based on the weighted average shares of Common Stock outstanding for the three months ended March 31, 2025, the Company’s per share net increase (decrease) in net assets resulting from operations was $0.12.

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

Financial Condition, Liquidity and Capital Resources:

The Company will generate cash primarily from the net proceeds generated from private offerings, and from cash flows from fees, interest and dividends earned from investments and principal repayments, proceeds from sales of investments and borrowings under the Company’s Secured Credit Facility. The Company’s primary use of funds will be direct credit and equity investments in SMBs, payments of expenses and distributions to holders of the Company’s Common Stock and, to a lesser extent, the Company may invest in limited partnership interests of funds focused on making investments in SMBs. As of March 31, 2024 and December 31, 2024, the Company had approximately $4.6 million and $4.0 million, respectively, in cash on deposit with financial institutions and $122.3 million and $122.5 million, respectively, in debt outstanding.

In accordance with the 1940 Act, the Company generally is required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all borrowings and any preferred stock that may be issued in the future, of at least 150%. If this ratio declines below 150%, the Company cannot incur additional debt and could be required to sell a portion of the Company’s investments to repay some debt when it is disadvantageous to do so. On May 14, 2021, Stockholders of the Company approved the adoption of the 150% threshold pursuant to Section 61(a)(2) of the 1940 Act and such election became effective that same day. As of March 31, 2025 and December 31, 2024, the Company's asset coverage for total borrowings and other senior securities was 300.2% and 209%, respectively.

Capital Contributions:

For the three months ended March 31, 2025 and for the year ended December 31, 2024, the Company entered into subscription agreements (collectively, the “Subscription Agreements”) with new investors, providing for the private placement of common shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase common shares up to the amount of their respective capital commitments on an as-needed basis with a minimum of 8 business days’ prior notice. As of March 31, 2025 and December 31, 2024, the Company had received capital commitments totaling $272.9 million and $273.1 million, respectively.

The following tables summarize the issuance of shares for the three months ended March 31, 2025 and 2024:

Date	Price per share	Shares Issued	Proceeds
Stock issued in connection with dividend reinvestment plan
January 31, 2025	$24.47	109,175	$2,671,518
Total		109,175	$2,671,518

Date	Price per share	Shares Issued	Proceeds
Stock issued in connection with dividend reinvestment plan
January 31, 2024	$24.98	120,133	$3,000,821
		120,133	3,000,821

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

The Company has adopted an “opt out” dividend reinvestment program (“DRP”) for Stockholders. When a distribution is declared, Stockholders’ cash distributions will automatically be reinvested (net of applicable withholding tax) in additional shares of Common Stock unless a Stockholder specifically “opts out” of the Company’s DRP. Stockholders may opt out of the Company’s DRP by providing notice twenty (20) business days in advance of the distribution payment date.

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

The following table summarizes the settlement of distributions declared and recorded for the three months ended March 31, 2025 and the subsequent payment and issuance of those distributions for the three months ended March 31, 2025:

Date Declared	Record Date	Payment/Issuance Date	Amount Per Share	Amount Paid in Cash	Amount Settled via Newly Issued Shares	Total
For the three months ended March 31, 2025
December 31, 2024	December 31, 2024	January 31, 2025	$0.54	$2,651,253	$2,671,518	$5,322,771
Total			$0.54	$2,651,253	$2,671,518	$5,322,771

The following table summarizes the settlement of distributions declared and recorded as of March 31, 2024, respectively, and the subsequent payment and issuance of those distributions for the three months ended March 31, 2024:

Date Declared	Record Date	Payment/Issuance Date	Amount Per Share	Amount Paid in Cash	Amount Settled via Newly Issued Shares	Total
For the three months ended March 31, 2024:
December 31, 2023	December 31, 2023	January 31, 2024	$0.79	$2,961,399	$3,000,821	$5,962,220
Total			$0.79	$2,961,399	$3,000,821	$5,962,220

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

As of March 31, 2025 and December 31, 2024, the Secured Credit Facility commitment amounts were as follows:

	As of March 31, 2025	As of December 31, 2024
Secured Credit Facility Lender	Commitment	Commitment
Webster Bank	$67,500,000	$67,500,000
Dime Community Bank	25,000,000	25,000,000
First Foundation Bank	20,000,000	20,000,000
Mitsubishi HC Capital America, Inc.	20,000,000	20,000,000
Woodforest National Bank	20,000,000	20,000,000
Peapack-Gladstone Bank	17,000,000	17,000,000
Hanmai Bank	15,500,000	15,500,000
Apple Bank	15,000,000	15,000,000
Total Commitment	$200,000,000	$200,000,000

Borrowings can be increased to a maximum of $350 million in accordance with the Secured Credit Facility accordion feature terms and conditions and are limited by various advance rates and concentration limits.

As of March 31, 2025 and December 31, 2024, the total fair value of the borrowings outstanding under the Secured Credit Facility was $122,300,000  and $122,500,000, respectively.

Inclusive of syndication, agency, and administrative fees paid to Webster, the total annualized cost of capital is estimated to be 8.0%. The Company will also pay a non-utilization fee on the average daily unused amount of the aggregate commitments until the commitment termination date (as defined in the Loan Agreement). As of March 31, 2025, the total commitments under the Secured Credit Facility were $200 million. Proceeds from borrowings under the Secured Credit Facility may be used to finance certain investments, fulfill payment obligations under the Secured Credit Facility, make distributions/payments permitted by the Loan Agreement. All amounts outstanding under the Secured Credit Facility must be repaid by the fourth anniversary of the initial closing of the Secured Credit Facility. The Company’s obligations to the lenders under the Secured Credit Facility are secured by a first priority security interest in substantially all of the Company’s assets, subject to certain exclusions.

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

The fair value of the borrowings outstanding under the Secured Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. The components of the Company’s interest expense and other debt financing expenses, average outstanding balances and average stated interest rates (i.e. the rate in effect plus spread) were as follows:

	For the three months ended March 31,
	2025	2024
Interest expense - Secured Credit Facility	$2,169,421	$3,288,169
Unused commitment fees	99,564	47,687
Amortization of deferred financing costs	137,400	140,521
Utilization fees	135,392	264,814
Total interest and other debt financing fees	$2,541,777	$3,741,191
Average debt outstanding	$120,348,889	$162,269,231
Average stated interest rate	7.31%	8.13%

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

The Board, with the assistance of the Advisor, the Company’s audit committee, and two independent third-party valuation firms engaged at the direction of the Board, will determine the fair value of the Company’s assets, including such assets that are not publicly traded or whose market prices are not readily available, on at least a quarterly basis, in accordance with the terms of ASC Topic 820, Fair Value Measurement and Disclosures. The audit committee is comprised of the Independent Directors.

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

Assuming that the Consolidated Statements of Assets and Liabilities as of March 31, 2025 was to remain constant and that we took no actions to alter the Company’s existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change in Interest Rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in net investment income
Down 100 basis points	$(2,885,802)	$(1,223,000)	$(1,662,802)
Down 50 basis points	(1,451,688)	(611,500)	(840,188)
Down 25 basis points	(732,319)	(305,750)	(426,569)
Up 25 basis points	732,319	305,750	426,569
Up 50 basis points	1,464,639	611,500	853,139
Up 100 basis points	2,929,277	1,223,000	1,706,277
Up 200 basis points	5,858,554	2,446,000	3,412,554
Up 300 basis points	8,787,831	3,669,000	5,118,831

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

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2025. It should be noted that any system of controls, regardless of design and execution, can provide only reasonable assurance of achieving the desired control objectives.

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

There have been no material changes during the three months ended March 31, 2025 to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 31, 2025. If any of such changes or risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the value of our securities could decline, and you may lose all or part of your investment.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Except as previously reported by the Company on its current reports on Form 8-K, the Company did not sell any securities during the period covered by this Form 10-Q that were not registered under the Securities Act.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

During the fiscal quarter ended March 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

10.1
Investment Advisory Agreement between Star Mountain Credit Opportunities Fund, LP and Star Mountain Fund Management, LLC (incorporated by reference to the Company’s Form 10 Registration Statement filed on May 7, 2021)

10.2
Amended and Restated Investment Advisory Agreement dated as of June 14, 2023 between Star Mountain Credit Opportunities Fund, LP and Star Mountain Fund Management, LLC (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 814-01399), filed on June 16, 2023)

10.3
Administration Agreement between Star Mountain Credit Opportunities Fund, LP and Star Mountain Fund Management LLC (incorporated by reference to the Company’s Form 10 Registration Statement filed on May 7, 2021)

10.4
Loan and Servicing Agreement, dated as of July 2, 2021, by and among Star Mountain Lower Middle-Market Capital Corp., as borrower, the lenders party thereto and Sterling National Bank, in its capacities as collateral agent and administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-56259), filed on July 15, 2021)

10.5
First Amendment to Revolving Credit Agreement, dated as of November 10, 2021, by and among the Company, as Borrower, and Sterling National Bank, as Administrative Agent and the Letter of Credit Issuer, and the Lenders party thereto (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 12, 2021)

10.6
Second Amendment to Revolving Credit Agreement, dated as of January 12, 2022, by and among the Company, as Borrower, and Sterling National Bank, as Administrative Agent and the Letter of Credit Issuer, and the Lenders party thereto (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on January 14, 2022)

10.7
Amendment to Loan and Servicing Agreement and Joinder Agreement, dated as of May 6, 2022, by and among the Company, as Borrower, and Webster Bank, N.A. (f/k/a Sterling National Bank), as Administrative Agent and the Letter of Credit Issuer, and the Lenders party thereto (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on May 12, 2022)

10.8
Second Amendment to Loan and Servicing Agreement, dated as of September 16, 2022, by and among the Company, as Borrower, and Webster Bank, N.A. (f/k/a Sterling National Bank), as Collateral Agent, Administrative Agent, Swing Lender, and Sole Lead Arranger, and the Lenders party thereto (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on September 20, 2022).

10.9
Fourth Amendment to Loan and Servicing Agreement, dated as of May 9, 2024, by and among the Company, as Borrower, and Webster Bank, N.A. (f/k/a Sterling National Bank), as Collateral Agent, Administrative Agent, Swing Lender, and Sole Lead Arranger, and the Lenders party thereto (incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 15, 2024)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File becuase its XBRL tags are embedded within the Inline XBRL document)

101. SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Star Mountain Lower Middle-Market Capital Corp.

Date: May 15, 2025	By:	/s/ Brett A. Hickey
	Name:	Brett A. Hickey
	Title:	Chief Executive Officer and President

Date: May 15, 2025	By:	/s/ Christopher J. Gimbert
	Name:	Christopher J. Gimbert
	Title:	Chief Financial Officer