Form 10-Q
period 2025-06-30
Star Mountain Lower Middle-Market Capital Corp
filed 2025-08-14
CIK 1786835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 14, 2025, the registrant had 10,026,043 shares of common stock, $0.001 par value, outstanding.

Part I. Financial Information
Item 1.	Financial Statements.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Consolidated Statements of Assets and Liabilities

	June 30, 2025 (unaudited)	December 31, 2024
ASSETS
Non-controlled/non-affiliate investments at fair value (amortized cost of $313,666,345 and $325,265,220 as of June 30, 2025 and December 31, 2024, respectively)	$303,816,494	$326,959,520
Controlled/affiliate investments at fair value (amortized cost of $53,680,357 and $52,910,374 as of June 30, 2025 and December 31, 2024, respectively)	52,490,572	50,680,798
Cash	7,880,983	4,028,665
Interest receivable	4,714,443	3,887,028
Deferred financing cost	1,845,836	2,169,211
Paydown receivable	1,828,526	341,471
Other receivable	1,182,154	-
Receivable for investments sold	367,810	-
Prepaid expenses	34,638	6,748
Total assets	374,161,456	388,073,441

LIABILITIES

Credit facility payable	108,700,000	122,500,000
Redemptions payable	5,955,830	5,637,890
Incentive fees payable (Note 6)	4,955,762	2,813,724
Deferred tax liabilities	4,384,229	6,094,196
Credit facility interest payable	2,307,297	2,267,199
Management fees payable (Note 6)	1,460,804	1,157,509
Professional fees payable	624,732	434,744
Taxes payable	391,259	-
Reimbursement expense payable	156,006	77,275
Distributions payable	78,358	5,322,771
Legal fees payable	66,935	37,883
Subscriptions received in advance	32,500	-
Other payable	-	900,145
Total liabilities	129,113,712	147,243,336

Commitments and contingencies (Note 11)

Net assets	$245,047,744	$240,830,105

NET ASSETS
Common shares, $0.001 par value (200,000,000 shares authorized, 10,026,343 and 9,857,301 shares issued and outstanding as of June 30, 2025 and December 31, 2024 respectively)	$10,027	$9,858
Additional paid-in capital	250,792,551	246,622,366
Accumulated undistributed (overdistributed) earnings	(5,754,834)	(5,802,119)
Total net assets	$245,047,744	$240,830,105

Net asset value per share	$24.44	$24.43

See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Consolidated Statements of Operations
 (Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Non-controlled/non-affiliate investment income:
Interest income	$8,485,427	$9,369,453	$16,519,615	$20,110,443
PIK interest income	668,499	1,000,515	1,508,387	2,425,954
Dividend income	467,432	328,497	688,739	328,497
Other income	259,042	35,816	437,229	173,344
Controlled/affiliate investment income:
Interest income	583,029	732,350	1,445,338	840,076
PIK interest income	213,641	92,701	425,077	137,804
Other income	32,860	-	32,860	-
Total investment income:	10,709,930	11,559,332	21,057,245	24,016,118

Operating expenses:
Interest and other financing fees	1,298,543	3,363,310	3,840,320	7,104,501
Incentive fees (Note 6)	1,275,636	1,118,488	2,142,038	2,344,006
Management fees (Note 6)	1,173,157	1,076,579	2,360,804	2,228,646
Professional fees	411,817	424,727	1,009,862	805,079
General and administrative fees	230,036	183,021	490,416	313,042
Legal expenses	106,960	114,189	193,020	195,707
Director expenses	35,000	23,620	70,000	47,240
Total expenses	4,531,149	6,303,934	10,106,460	13,038,221
Net investment income before taxes	6,178,781	5,255,398	10,950,785	10,977,897
Income tax expense	165,000	-	722,415	-
Net Investment Income	6,013,781	5,255,398	10,228,370	10,977,897

Net gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliate investments	2,488,217	2,034,517	4,352,098	2,034,517
Net realized gain (loss) on investments	2,488,217	2,034,517	4,352,098	2,034,517

Net change in unrealized gain (loss):
Non-controlled/non-affiliate investments	(6,267,639)	(1,166,412)	(11,544,151)	(4,099,607)
Controlled/affiliate investments	643,864	(6,151,759)	1,039,791	(6,536,289)
Net change in unrealized gain (loss) on investments	(5,623,775)	(7,318,171)	(10,504,360)	(10,635,896)

Net gain (loss)	(3,135,558)	(5,283,654)	(6,152,262)	(8,601,379)

Benefit (provision) for taxes on change in unrealized appreciation (depreciation) on investments	1,760,115	-	1,709,967	-

Net increase (decrease) in net assets resulting from operations	$4,638,338	$(28,256)	$5,786,075	$2,376,518

Per common share data:
Net investment income per share - basic and diluted	$0.60	$0.66	$1.10	$1.39
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.30	$0.00	$0.48	$0.30
Weighted average shares outstanding - basic and diluted	10,056,451	8,021,264	9,992,201	7,892,789

See accompanying note.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Consolidated Statements of Changes in Net Assets
(Unaudited)

	Common Stock			Accumulated undistributed
For the three months ended June, 2024	Number of shares	Par value of shares	Additional paid- in capital	(overdistributed) earnings	Total net assets
Balance, March 31, 2024	7,615,428	$7,616	$189,822,985	$1,322,530	$191,153,131
Net investment income	-	-	-	5,255,398	5,255,398
Net realized gain (loss)		-	-	2,034,517	2,034,517
Net change in unrealized gain (loss) on investments	-	-	-	(7,318,171)	(7,318,171)
Issuance of common shares	813,199	813	20,200,937	-	20,201,750
Purchase of shares in repurchase offer	(190,664)	(191)	(4,648,362)	-	(4,648,553)
Distributions declared to stockholders		-	-	(5,899,259)	(5,899,259)
Stock issued in connection with dividend reinvestment plan	113,756	114	2,838,101	-	2,838,215
Balance, June 30, 2024	8,351,719	$8,352	$208,213,661	$(4,604,985)	$203,617,028

For the three months ended June, 2025
Balance, March 31, 2025	9,710,243	$9,711	$243,003,489	$(4,654,383)	$238,358,817
Net investment income	-	-	-	6,013,781	6,013,781
Net realized gain (loss)		-	-	2,488,217	2,488,217
Net change in unrealized gain (loss) on investments	-	-	-	(5,623,774)	(5,623,774)
Benefit (provision) for taxes on change in unrealized appreciation (depreciation) on investments	-	-	-	1,760,115	1,760,115
Issuance of common shares	445,341	445	10,935,073	-	10,935,518
Purchases of shares in repurchase offer	(242,757)	(243)	(5,932,715)	-	(5,932,958)
Distributions declared to stockholders		-	-	(5,738,790)	(5,738,790)
Stock issued in connection with dividend reinvestment plan	113,516	114	2,786,704	-	2,786,818
Balance, June 30, 2025	10,026,343	$10,027	$250,792,551	$(5,754,834)	$245,047,744

	Common Stock			Accumulated undistributed
For the six months ended June, 2024	Number of shares	Par value of shares	Additional paid- in capital	(overdistributed) earnings	Total net assets
Balance, December 31, 2023	7,687,482	$7,688	$191,535,145	$(1,082,244)	$190,460,589
Net investment income	-	-	-	10,977,897	10,977,897
Net realized gain (loss)		-	-	2,034,517	2,034,517
Net change in unrealized gain (loss) on investments	-	-	-	(10,635,896)	(10,635,896)
Issuance of common shares	813,199	813	20,200,937	-	20,201,750
Contribution receivable		-	110,891	-	110,891
Purchase of shares in repurchase offer	(382,851)	(383)	(9,472,114)	-	(9,472,497)
Distributions declared to stockholders		-	-	(5,899,259)	(5,899,259)
Stock issued in connection with dividend reinvestment plan	233,889	234	5,838,802	-	5,839,036
Balance, June 30, 2024	8,351,719	$8,352	$208,213,661	$(4,604,985)	$203,617,028

For the six months ended June, 2025
Balance, December 31, 2024	9,857,301	$9,858	$246,622,366	$(5,802,119)	$240,830,105
Net investment income	-	-	-	10,228,370	10,228,370
Net realized gain (loss)		-	-	4,352,098	4,352,098
Net change in unrealized gain (loss) on investments	-	-	-	(10,504,360)	(10,504,360)
Benefit (provision) for taxes on change in unrealized appreciation (depreciation) on investments	-	-	-	1,709,967	1,709,967
Issuance of common shares	445,341	445	10,935,073	-	10,935,518
Purchases of shares in repurchase offer	(498,990)	(499)	(12,223,001)	-	(12,223,500)
Distributions declared to stockholders		-	-	(5,738,790)	(5,738,790)
Stock issued in connection with dividend reinvestment plan	222,691	223	5,458,113	-	5,458,336
Balance, June 30, 2025	10,026,343	$10,027	$250,792,551	$(5,754,834)	$245,047,744

See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Consolidated Statements of Cash Flows
(Unaudited)

	For the six months ended June 30,
	2025	2024
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$5,786,075	$2,376,518
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments	(4,352,098)	(2,034,517)
Net change in unrealized (gain) loss on investments	10,504,360	10,635,896
Net accretion of discounts and amortization of premiums	(1,444,728)	(940,978)
Purchases of investments	(25,732,737)	(2,134,380)
Proceeds from sales of investments	7,393,779	2,749,081
Proceeds from principal payments	35,043,274	46,038,238
Amortization of deferred financing costs	307,750	284,919
Payment-in-kind interest income	(1,933,464)	(2,563,758)
Changes in operating assets and liabilities:
Interest receivable	(827,415)	(1,658,349)
Other receivables	(1,182,154)	-
Prepaid expenses	(27,890)	-
Management fees payable (Note 6)	303,295	107,234
Incentive fees payable (Note 6)	2,142,038	(1,617,470)
Credit facility interest payable	40,098	(588,870)
Professional fees payable	189,988	(826)
Deferred tax liabilities	(1,709,967)	-
Other payables	(900,145)	-
Taxes payable	391,259	(38,988)
Legal fees payable	29,052	36,293
Reimbursement expense payable	78,732	41,774
Net cash provided by (used in) operating activities	24,099,102	50,691,817

Cash flows from financing activities:
Proceeds from issuance of common shares, including subscriptions received in advance	10,968,018	20,201,750
Payments in repurchase of shares	(11,905,560)	(9,531,587)
Proceeds from credit facility	33,700,000	6,000,000
Repayments of credit facility	(47,500,000)	(49,000,000)
Distributions paid	(5,524,867)	(6,022,443)
Deferred financing and debt issuance costs paid	15,625	(1,798,501)
Net cash provided by (used in) financing activities	(20,246,784)	(40,150,781)

Net increase (decrease) in Cash	3,852,318	10,541,036
Cash, beginning of period	4,028,665	5,045,540
Cash, end of period	$7,880,983	$15,586,576

Supplemental disclosures of cash flow information:
Non cash operating activities:
Interest received in kind	$1,933,464	$2,563,758

Supplemental and non cash financing activities:
Shares issued from dividend reinvestment plan (see Note 10)	$5,458,336	$5,839,036

Supplemental Information:
Cash paid for interest	$4,308,148	$6,836,432

See accompanying notes.

 STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Consolidated Schedule of Investments
June 30, 2025
 (Unaudited)

Portfolio Company (1)(2)(3)(4)(5)(6)	Footnotes	Spread Above Index (7)	Interest Rate	Acquisition Date	Maturity	Principal, Shares, Units	Amortized Cost (8)	Fair Value (9)	% of Net Assets
Investments
Non-controlled/non-affiliate investments
First lien senior secured term loan
Aerospace & Defense
Consolidated Machine & Tool Holdings, LLC	(17)(19)(22)(23)	S+11.01%	17.35% PIK	1/15/2020	1/15/2025	7,387,121	$7,190,503	$6,433,906	2.6%
Consolidated Machine & Tool Holdings, LLC	(17)(19)(22)(23)	S+12.01%	18.35% PIK	1/19/2023	1/15/2025	80,511	79,025	73,157	0.0
Consolidated Machine & Tool Holdings, LLC	(13)(19)(22)(23)	-	20.00% PIK	11/22/2023	1/15/2025	241,532	241,532	215,618	0.1
Consolidated Machine & Tool Holdings, LLC	(13)(18)(19)(22)(23)	-	13.00% PIK	11/22/2023	1/15/2025	708,154	697,699	708,154	0.3
Consolidated Machine & Tool Holdings, LLC	(13)(19)	-	11.00% Cash + 2.00% PIK	5/22/2024	6/30/2026	885,615	871,578	794,132	0.3
						9,302,933	9,080,337	8,224,967	3.3
Chemicals
Douglas Products and Packaging Company, LLC	(10)(16)	S+8.04%	12.36%	9/20/2023	9/20/2028	14,737,500	14,683,685	14,737,500	6.0
						14,737,500	14,683,685	14,737,500	6.0
Commercial Services & Supplies
Swyft AcquireCo LLC (dba Swyft Filings)	(15)(16)	S+2.75%	7.07%	12/20/2021	12/20/2027	289,046	288,538	289,046	0.1
Swyft AcquireCo LLC (dba Swyft Filings)	(10)(16)	S+7.67%	11.99%	12/20/2021	12/20/2027	3,682,383	3,650,675	3,584,432	1.5
						3,971,429	3,939,213	3,873,478	1.6
Construction & Engineering
Fremont-Wright, LLC	(16)	1M-S +9.10%	13.42%	12/2/2020	6/30/2026	4,098,795	4,098,795	4,098,795	1.7
Kassel Mechanical, LLC	(16)	1M-S + 7.18% Cash + 0.83% PIK	11.50% Cash + 0.83% PIK	3/17/2025	10/1/2029	12,452,126	12,272,407	12,272,407	5.0
Kelso Industries	(17)	3M-S + 5.75%	10.09%	12/31/2024	12/30/2029	9,123,403	8,962,600	9,123,403	3.7
Kelso Industries	(17)(18)	3M-S + 5.75%	10.09%	3/12/2025	12/30/2029	1,168,204	1,821,127	1,821,127	0.7
MechanAir, LLC	(17)	S + 5.43% Cash + 4.17% PIK	9.77% Cash + 4.17% PIK	9/2/2021	9/2/2026	13,278,354	13,191,242	13,145,570	5.4
MechanAir, LLC	(13)	18.00% PIK	18.00% PIK	12/15/2023	9/2/2026	556,221	556,221	545,207	0.2
Versar Inc.	(10)(17)	3M-S + 9.66%	14.00%	8/4/2023	8/4/2028	10,000,000	9,719,563	10,046,500	4.1
Vertical Mechanical Group, LLC	(10)(17)	3M-S + 9.22%	13.56%	5/12/2023	5/12/2028	7,428,571	7,270,020	7,396,629	3.0
						58,105,674	57,891,975	58,449,638	23.8
Distributors
48forty Intermediate Holdings, Inc.	(16)	S + 5.50% Cash + 0.50% PIK	1M-S+5.50%Cash + 0.50% PIK	10/11/2022	11/30/2029	15,236,387	14,831,512	7,861,976	3.2
						15,236,387	14,831,512	7,861,976	3.2
Diversified Telecommunication Services
Gridsource Incorporated, LLC	(17)	S + 6.50	10.84%	12/16/2022	12/16/2027	14,107,023	13,840,772	14,107,023	5.8
						14,107,023	13,840,772	14,107,023	5.8
Electrical Equipment
Masterwork Electronics, Inc.	(17)(19)(22)	S + 7.65%	11.99%	11/17/2022	11/17/2027	8,840,576	8,676,757	1,449,854	0.6
Masterwork Electronics, Inc.	(15)(17)(19)(22)	S + 7.65%	11.99%	11/17/2022	11/17/2027	521,739	521,739	85,565	0.0
						9,362,315	9,198,496	1,535,419	0.6
Entertainment
Chicken Soup For The Soul, LLC	(16)(19)(23)	S + 8.60%	12.92%	10/29/2021	3/31/2024	6,380,856	6,380,856	1,681,994	0.7
Linden Research, Inc. (dba Linden Labs)	(10)(17)	S + 7.73% Cash + 3.54% PIK	12.05% Cash + 3.54% PIK	12/31/2020	9/30/2026	4,209,006	4,176,694	4,209,005	1.7
NW Entertainment, LLC	(17)	S + 7.76%	12.08%	11/4/2022	11/4/2027	6,170,473	6,089,498	6,047,063	2.5
						16,760,335	16,647,048	11,938,062	4.9
Healthcare Providers & Services
BB-HH Platform, Inc. (dba Preferred Care Home Health)	(10)(17)	S + 7.69% Cash + 1.82% PIK	12.01% Cash + 1.82% PIK	5/16/2023	5/16/2028	6,853,419	6,742,022	6,853,420	2.8
IPA Intermediate Co., LLC (dba Integrated Pain Associates)	(17)	S + 8.01%	12.35%	1/9/2023	1/9/2028	12,425,512	12,232,660	12,425,512	5.1
Klein Hersh, LLC	(10)(17)	-	4.06% Cash	4/27/2022	4/27/2028	17,388,473	16,852,193	14,797,735	6.0
						36,667,404	35,826,875	34,076,667	13.9
Hotels, Restaurants & Leisure
The Range NYC, LLC (dba Five Iron Golf)	(17)(18)	S+7.61%	11.95%	9/15/2022	9/15/2027	1,670,168	1,670,168	1,674,678	0.7
The Range NYC, LLC (dba Five Iron Golf)	(17)	S + 7.61%	11.95%	9/15/2022	9/15/2027	4,865,546	4,778,810	4,878,683	2.0
						6,535,714	6,448,978	6,553,361	2.7
Household Durables
SkyBell Technologies, Inc.	(19)(22)(23)	Cash + 0.00% PIK	17.60% PIK	12/13/2019	12/13/2024	4,597,307	4,534,241	3,804,272	1.6
						4,597,307	4,534,241	3,804,272	1.6
Household Products
Coop Home Goods LLC (dba Coop Home Goods)	(10)(17)	S + 8.76%	13.03%	6/18/2021	6/18/2026	3,551,427	3,535,787	3,551,427	1.4
						3,551,427	3,535,787	3,551,427	1.4
IT Services
CSI IT, LLC (dba Consulting Solutions)	(17)	S + 10.76%	15.10%	1/29/2021	1/29/2026	12,173,487	12,099,611	12,173,487	5.0
						12,173,487	12,099,611	12,173,487	5.0
Machinery
Texas Contract Manufacturing Group, Inc.	(17)	S + 12.11%	16.45%	4/27/2022	4/27/2027	4,453,364	4,411,751	3,842,362	1.6
						4,453,364	4,411,751	3,842,362	1.6
Media
PadSquad, LLC	(10)(17)	3MS + 6.77%	11.16%	3/30/2022	3/30/2027	2,704,113	2,679,400	2,704,113	1.1
Trailer Park Group Holdings LLC	(10)(17)	S + 7.71% + 2.07% PIK	11.75% Cash + 1.02% PIK	8/2/2021	8/2/2026	14,904,818	14,774,010	14,067,167	5.7
						17,608,931	17,453,410	16,771,280	6.8
Personal Products
Japonesque, LLC	(10)(17)	S + 9.60%	13.90% Cash + 0.70% PIK	11/23/2021	11/23/2026	4,349,113	4,312,101	4,311,712	1.8
						4,349,113	4,312,101	4,311,712	1.8
Professional Services
CorTech, LLC	(17)	S + 6.35%	10.67%	1/1/1900	9/30/2025	7,597,460	7,575,877	7,435,634	3.0
Jefferson Consulting Group, LLC	(10)(17)	S + 7.94%	13.90% Cash + 0.70% PIK	7/1/2024	7/1/2029	8,547,521	8,409,302	8,032,961	3.3
NSC Technologies, LLC	(10)(17)	S + 8.26%	13.28%	4/26/2019	10/26/2026	4,062,508	4,041,773	4,062,507	1.7
PQT Ayaquhs, LLC (dba WWC Global)	(17)	S + 7.36%	11.66%	8/1/2022	8/1/2027	3,437,642	3,402,785	3,437,642	1.4
Qualified Digital, LLC	(17)(18)	S + 7.00%	11.34%	7/30/2024	7/30/2029	12,240,000	11,908,565	12,134,837	5.0
						35,885,131	35,338,302	35,103,581	14.4
Specialty Retail
Clearview Systems, LLC (dba Rip-it)	(10)(17)	S + 4.15% Cash + 6.50% PIK	8.49% Cash + 6.50% PIK	10/11/2022	10/10/2027	6,929,067	6,853,185	6,929,067	2.9
						6,929,067	6,853,185	6,929,067	2.9
Trading Companies & Distributors
Ambient Enterprises Holdco LLC	(17)(18)	S + 5.75%	10.09%	12/31/2024	6/30/2030	1,264,511	655,486	655,486	0.3
Ambient Enterprises Holdco LLC	(17)(18)	S + 5.75%	10.07%	12/31/2024	6/30/2030	6,404,687	6,309,576	6,309,576	2.6
Ambient Enterprises Holdco LLC	(17)(18)	S + 5.75%	10.07%	12/31/2024	6/30/2030	1,780,348	1,753,075	1,753,075	0.7
Ambient Enterprises Holdco LLC	(17)(18)	S + 5.75%	10.09%	12/31/2024	6/30/2030	509,220	312,807	312,807	0.1
						9,958,766	9,030,944	9,030,944	3.7
Transportation Infrastructure
TCP Acquisition, LLC (dba HighStar Traffic)	(17)	S + 8.00%	12.34%	7/26/2022	7/26/2027	10,068,771	9,968,369	10,028,496	4.1
						10,068,771	9,968,369	10,028,496	4.1
Total first lien senior secured term loan							289,926,592	266,904,719	109.0

See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Consolidated Schedule of Investments – (continued)
June 30, 2025
 (Unaudited)
Portfolio Company (1)(2)(3)(4)(5)(6)	Footnotes	Spread Above Index (7)	Interest Rate	Acquisition Date	Maturity	Principal, Shares, Units	Amortized Cost (8)	Fair Value (9)	% of Net Assets
Senior unsecured notes	(24)
Electrical Equipment
HH Masterwork Intermediate, Inc.	(19)(22)	-	17.00% PIK	11/17/2022	5/17/2028	2,155,820	2,033,098	-	0.0
						2,155,820	2,033,098	-	0.0
Total senior unsecured notes							2,033,098	-	0.0

Preferred equity securities	(12)(24)
Commercial Services and Supplies
Swyft Filings Holdings, LLC	(13)(20)(21)(25)	-	8.00% PIK	12/20/2021	-	192,444	183,612	213,724	0.1
						192,444	183,612	213,724	0.1
Construction & Engineering
MechanAir Holdings, LLC	(13)(21)(25)	-	13.50% PIK	9/2/2021	-	1,704	1,703,499	2,833,091	1.2
Vertical Mechanical Group Holdings, LLC	(21)(25)	-	8.00% PIK	5/12/2023	-	1,857,143	1,857,143	5,112,714	2.1
						1,858,847	3,560,642	7,945,805	3.3
Diversified Telecommunication Services
Gridsource Holdings, LLC	(21)(25)	-	8.00% PIK	3/9/2023	-	819,088	799,597	1,475,342	0.6
						819,088	799,597	1,475,342	0.6
Entertainment
NW Entertainment, LLC	(21)(25)	-	10.00% PIK	11/4/2022	-	1,183	1,134,428	1,371,318	0.6
NW Entertainment, LLC	(25)	-	12.00% PIK	2/27/2025	-	826	531,143	951,925	0.4
						2,009	1,665,571	2,323,243	1.0
Healthcare Providers & Services
IPA Investors, LP (dba Integrated Pain Associates)	(21)(25)	-	8.00% PIK	1/9/2023	-	2,749	2,573,151	3,017,341	1.2
						2,749	2,573,151	3,017,341	1.2
Media
PadSquad Holdings, LLC	(13)(21)(25)	-	6.00% Cash + 6.00% PIK	3/30/2022	-	720,767	1,964,204	3,379,270	1.4
Trailer Park Group Holdings, LLC Class A-1 Units	(13)(21)(25)	-	15.00% PIK	12/19/2023	-	40,888	73,599	110,402	0.0
Trailer Park Group Holdings LLC - Class A Units	(13)(21)(25)	-	8.00% PIK	8/2/2021	-	409,416	404,702	492,850	0.2
						1,171,071	2,442,505	3,982,522	1.6
Professional Services
Hometown Holdings JV, LLC (dba BWG Strategy)	(13)(21)(25)	-	8.00% Preferred Return	12/24/2020	-	666,667	659,761	859,100	0.4
JCFV Holdings, LLC	(21)(25)	-	8.00% Preferred Return	7/1/2024	-	1,538,462	1,538,462	1,130,769	0.5
PQT Ayaquhs, LLC (dba WWC Global)	(13)(21)(25)	-	10.50% PIK	8/1/2022	-	5,774	1,064,516	4,651,979	1.9
SPC QD SM, LP	(21)	-	-	7/30/2024	-	42	2,207,572	2,655,714	1.1
						2,210,945	5,470,311	9,297,562	3.9
Software
PureCars Technologies, LLC	(13)(21)(25)	-	8.00% PIK	4/17/2019	-	592	267,013	299,540	0.1
						592	267,013	299,540	0.1
Total preferred equity securities							16,962,402	28,555,079	11.8

Warrants and other equity securities	(12)(24)
Aerospace & Defense
Consolidated Machine & Tool Holdings, LLC	(14)(21)(25)	-	-	1/15/2020	-	176	142,485	-	0.0
Consolidated Machine & Tool Holdings, LLC	(25)	-	-	3/21/2025	-	49	-	-	0.0
Consolidated Machine & Tool Holdings, LLC	(25)	-	-	1/15/2020	-	1,178	-	201,431	0.1
						1,403	142,485	201,431	0.0
Commercial Services and Supplies
Swyft Filings Holdings, LLC	(13)(20)(21)	-	-	12/20/2021	-	1,015	-	-	0.0
						1,015	-	-	0.0
Construction & Engineering
Fremont-Wright, LLC		-	-	12/2/2020	-	2	-	1,259,816	0.5
						2	-	1,259,816	0.5
Distributors
48forty Intermediate Holdings, Inc.		-	-	10/11/2022	-	1,994	-	-	0.0
						1,994	-	-	0.0
Electrical Equipment
HH Masterwork Intermediate, Inc.	(19)	-	-	11/17/2022	-	190,019	-	-	0.0
						190,019	-	-	0.0
Entertainment
LRI Holdco, LLC (dba Linden Labs)	(21)(25)	-	-	12/31/2020	-	1	-	185,093	0.1
LRI Holdco, LLC (dba Linden Labs)	(25)	-	-	12/31/2020	-	1	43,478	228,576	0.1
						2	43,478	413,669	0.2
Healthcare Providers & Services
Klein Hersh, LLC		-	-	4/27/2022	-	1,003	-	-	0.0
Nurses 24/7 Holdings, LLC	(21)(25)	-	-	5/26/2023	-	428,571	419,877	208,570	0.1
						429,574	419,877	208,570	0.1
Hotels, Restaurants & Leisure
The Range NYC, LLC (dba Five Iron Golf)		-	-	9/15/2022	-	21,210	71,599	35,463	0.0
						21,210	71,599	35,463	0.0
Household Durables
SkyBell Technologies, Inc.		-	-	12/13/2019	-	1,917,813	-	-	0.0
						1,917,813	-	-	0.0
Household Products
CHG Parent Holding LLC (dba Coop Home Goods)	(21)(25)	-	-	6/18/2021	-	535,714	535,714	1,012,857	0.4
						535,714	535,714	1,012,857	0.4
Machinery
Texas Contract Manufacturing Group, Inc.		-	-	4/27/2022	-	1,602	-	208,387	0.1
						1,602	-	208,387	0.1
Media
Channel Factory Holdings, LLC	(13)(21)(25)	-	-	3/31/2025	-	594	-	1,045,654	0.4
Trailer Park Group Holdings LLC	(13)(21)	-	-			37,594	-	75,127	0.0
						38,188	-	1,120,781	0.4
Professional Services
CorTech, LLC		-	-			1	-	503,862	0.0
NSC Holdings, LLC	(21)(25)	-	-	4/26/2019	-	111	271,262	455,564	0.2
PQT Ayaquhs, LLC (dba WWC Global)		-	-	8/1/2022	-	645	-	387,097	0.2
						757	271,262	1,346,523	0.4
Software
Proactive Dealer Holdings Parent, LLC	(21)	-	-	6/10/2024	-	445	730,271	383,629	0.2
						445	730,271	383,629	0.2
Total warrants and other equity securities							2,214,686	6,191,126	2.3

Fund investments
Diversified Financials
Madryn Select Opportunities, LP	(18)(25)	-	-	1/4/2022	-	2,855,855	2,529,567	2,165,570	0.9
						2,855,855	2,529,567	2,165,570	0.9
Total fund investments							2,529,567	2,165,570	0.9
Total non-controlled/non-affiliate investments							313,666,345	303,816,494	124.0
See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Consolidated Schedule of Investments – (continued)
June 30, 2025
 (Unaudited)
Portfolio Company (1)(2)(3)(4)(5)(6)	Footnotes	Spread Above Index (7)	Interest Rate	Acquisition Date	Maturity	Principal, Shares, Units	Amortized Cost (8)	Fair Value (9)	% of Net Assets

Controlled/affiliate investments
First lien senior secured term loan
Construction & Engineering
Watt Acquisition, LLC	(10)(11)(17)	S+8.68%	13.03% Cash + 5.6% PIK	4/15/2022	4/15/2027	1,579,986	$1,567,585	$1,565,608	0.6%
						1,579,986	1,567,585	1,565,608	0.6
Diversified Telecommunication Services
Caregility Corporation	(11)(17)	-	3M-S+2.70% Cash + 6.56% PIK	12/29/2021	10/31/2026	2,525,346	2,409,728	2,486,203	1.0
						2,525,346	2,409,728	2,486,203	1.0
Food Products
Uncle John’s Pride, LLC	(11)(16)	1M-S + 8.11%	12.43%	3/31/2022	3/31/2027	1,749,626	1,749,626	1,767,123	0.7
Uncle John’s Pride, LLC	(11)(16)	S+10.11%	12.43%	3/31/2022	3/31/2027	5,143,768	5,082,121	5,195,206	2.1
						6,893,394	6,831,747	6,962,329	2.8
Healthcare Providers & Services
Arrow Home Health, LLC (dba Acara Home Health)	(11)(17)	3M-S+8.50%	3M-S+8.50%	3/19/2021	3/19/2026	797,086	784,400	723,156	0.3
						797,086	784,400	723,156	0.3
Leisure Products
MPUSA, LLC (dba Mission)	(11)(17)	S+9.26%	13.60% PIK	12/9/2021	12/9/2026	1,668,861	1,661,056	1,457,583	0.6
						1,668,861	1,661,056	1,457,583	0.6
Professional Services
Lasalle Staffing, LLC	(10)(11)(6)	S+8.19%	12.50%	2/15/2022	2/15/2027	7,200,785	7,118,852	7,200,785	2.9
						7,200,785	7,118,852	7,200,785	2.9
Trading Companies & Distributors
USBid Inc.	(10)(11)(17)	S+7.26%	12.84% PIK	11/3/2022	11/3/2027	2,648,797	2,621,443	2,506,556	1.0
						2,648,797	2,621,443	2,506,556	1.0
Total first lien senior secured term loan							22,994,811	22,902,220	9.2

Senior unsecured notes	(24)
Consumer Finance
Microf, LLC	(11)	S+10.85%	15.17%	3/29/2019	6/30/2025	3,714,429	3,691,630	3,733,001	1.5
						3,714,429	3,691,630	3,733,001	1.5
Total senior unsecured notes							3,691,630	3,733,001	1.5

Preferred equity securities	(12)(24)
Construction & Engineering
Watt Contracting Holdings, LLC	(11)(21)(25)	-	15.00% PIK	4/15/2022	-	4,439	4,380,196	4,777,416	1.9
						4,439	4,380,196	4,777,416	1.9
Diversified Telecommunication Services
Caregility Corporation - Series A Units	(11)(13)	-	10% PIK	12/31/2022	-	580,798	2,076,097	1,454,057	0.7
Caregility Corporation - Series B Units	(11)(13)	-	10% PIK	7/3/2023	-	3,883,757	3,591,494	4,548,126	1.9
						4,464,555	5,667,591	6,002,183	2.6
Food Products
UJP Acquisition, LLC (dba Uncle John’s Pride)	(11)(13)(21)(25)	-	8.00% PIK	3/31/2022	-	2,829,787	2,829,787	4,881,383	2.0
						2,829,787	2,829,787	4,881,383	2.0
Healthcare Providers & Services
Arrow Home Health, LLC (dba Acara Home Health) - Class A Units	(11)(21)(25)	-	10.00% Preferred Return	3/19/2021	-	571,080	564,321	151,376	0.1
Arrow Home Health, LLC (dba Acara Home Health) - Class 1 Units	(11)(13)(21)	-	-	11/13/2023	-	56,005	56,005	112,010	0.0
						627,085	620,326	263,386	0.1
Leisure Products
TS-MP, LLC (dba Mission) - Class A-1	(11)(21)(25)	-	-	12/9/2021	-	69	1,928,409	-	0.0
TS-MP, LLC (dba Mission) - Class AA-1	(11)(21)(25)	-	-	12/10/2024	-	88	1,960,641	2,156,705	0.9
						157	3,889,050	2,156,705	0.9
Professional Services
Capone Holdings JV, LLC (dba LaSalle Staffing)	(11)(21)(25)	-	8.00% Preferred Return	2/15/2022	-	4,000,000	4,000,000	6,268,000	2.6
						4,000,000	4,000,000	6,268,000	2.6
Trading Companies & Distributors
USBid Parent, LLC - Class A	(11)	-	-	11/3/2022	-	2,813	2,812,500	-	0.0
USBid Parent, LLC - Class C	(11)	-	10.00% PIK	11/2/2023	-	9,375	7,324	-	0.0
USBid Parent, LLC - Class C2	(11)	-	10.00% PIK	4/12/2024	-	600,000	468,750	528,000	0.2
USBid Parent, LLC - Class C3	(11)	-	10.00% PIK	4/12/2024	-	2,400,000	1,875,000	951,563	0.4
						3,012,188	5,163,574	1,479,563	0.6
Total preferred equity securities							26,550,524	25,828,636	10.7

Warrants and other equity securities	(12)(24)
Construction & Engineering
Watt Contracting Holdings, LLC	(11)(21)	-	-	4/15/2022	-	295	-	-	0.0
						295	-	-	0.0
Diversified Telecommunication Services
Caregility Corporation	(11)	-	-	12/29/2021	-	221,574	443,392	-	0.0
Caregility Corporation		-	-	12/29/2021	-	46,227	-	-	0.0
						267,801	443,392	-	0.0
Food Products
UJP Acquisition, LLC (dba Uncle John's Pride)	(11)(21)(25)	-	-	3/31/2022	-	127,215	-	26,715	0.0
						127,215	-	26,715	0.0
Trading Companies & Distributors
USBid Parent, LLC	(11)	-	-	11/3/2022	-	204	-	-	0.0
						204	-	-	0.0
Total warrants and other equity securities							443,392	26,715	0.0
Total controlled/affiliate investments							53,680,357	52,490,572	21.4

TOTAL INVESTMENTS							$367,346,702	$356,307,066	145.4%

See accompanying notes.

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
June 30, 2025
 (Unaudited)
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

(11)
As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” and may have “Control” of this portfolio company as the Company and/or its affiliated funds collectively owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). The Company’s investments in affiliates for the six months ended June 30, 2025 were Arrow Home Health, LLC, Caregility Corporation, LaSalle Staffing, LLC, Microf, LLC, Uncle John’s Pride, LLC, USBid Inc, MPUSA LLC and Watt Acquisition, LLC which represented $52,490,572 of Fair Value and 21.4% of Net Assets of the Company. Transactions related to investments in “Controlled/Affiliate Investments” for the six months ended June 30, 2025 were as follows:

See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Consolidated Schedule of Investments – (continued)
June 30, 2025
 (Unaudited)
Portfolio Company	Type of Investment	Amount of Realized Gain (Loss)	Amount of Interest or Dividends Credited to Income (a)	December 31, 2024 Value	Gross Additions (b)	Gross Reductions (c)	Transfers In/(Out) of Affiliates	Amount of Unrealized Gains (Loss)	June 30, 2025 Value
Arrow Home Health LLC (dba Acara Home Health)	First lien senior secured term loan	$-	$26,888	$701,117	$1,971	$-	$-	$20,068	$723,156
	Preferred equity securities (571,080 shares)	-	-	151,376	-	-	-	-	151,376
	Preferred equity securities (56,005 shares)	-	-	112,010	-	-	-	-	112,010
Capone Holdings JV, LLC (dba LaSalle Staffing)	Preferred equity securities (4,000,000 shares)	-	-	6,700,000	-	-	-	(432,000)	6,268,000
Caregility Corporation	First lien senior secured term loan	-	40,897	2,438,069	96,108	-	-	(47,974)	2,486,203
	Preferred equity securities (151,018 shares)	-	-	1,188,605	429,779	-	-	(164,327)	1,454,057
	Preferred equity securities (446,689 shares)	-	-	4,368,416	-	-	-	179,710	4,548,126
	Warrants (267,801 units)	-	-	-	-	-	-	-	-
	Senior secured notes (420,322 units)	-	-	341,103	9,458	(350,561)	-	-	-
Lasalle Staffing, LLC	First lien senior secured term loan	-	228,098	7,287,039	(10,206)	(25,000)	-	(51,048)	7,200,785
Microf, LLC	First lien senior secured term loan	-	(24,684))	3,427,073	264,557	-	-	41,371	3,733,001
MPUSA, LLC (dba Mission)	First lien senior secured term loan	-	1,853	1,448,543	100,319	-	-	(91,279)	1,457,583
	Preferred equity securities (69 shares)	-	-	-	-	-	-	-	-
	Preferred equity securities (88 shares)	-	-	1,782,334	-	-	-	374,371	2,156,705
Uncle John's Pride, LLC	First lien senior secured term loan	-	187,528	6,999,302	40,587	(25,156)	-	(53,711)	6,961,022
UJP Acquisition, LLC (dba Uncle John's Pride)	Warrants and other equity securities (127,215 shares)	-	-	76,329	-	-	-	(49,614)	26,715
	Preferred equity securities (2,829,787 shares)	-	-	4,532,872	-	-	-	348,511	4,881,383
USBid Inc.	First lien senior secured term loan	-	5,218	2,240,638	171,055	-	-	94,863	2,506,556
USBid Inc.	Warrants and other equity securities (204 shares)	-	-	-	-	-	-	-	-
USBid Inc. - Class A Units	Preferred equity securities (2,813 shares)	-	-	-	-	-	-	-	-
USBid Inc. - Class C Units	Preferred equity securities (9,375 shares)	-	-	-	-	-	-	-	-
USBid Inc. - Class C2 Units	Preferred equity securities (600,000 shares)	-	-	504,000	-	-	-	24,000	528,000
USBid Inc. - Class C3 Units	Preferred equity securities (24,000,000 shares)	-	-	432,000	-	-	-	519,563	951,563
Watt Acquisition, LLC	First lien senior secured term loan	-	111,038	2,430,200	91,237	(1,072,041)	-	116,212	1,565,608
Watt Contracting Holdings, LLC	Preferred equity securities (3,375 shares)	-	-	3,519,772	1,065,373	-	-	193,578	4,778,723
	Warrants and other equity securities (295 shares)	-	-	-	-	-	-	-	-
Total Affiliate Investments		$-	$576,836	$50,680,798	$2,260,238	$(1,472,758)	$-	$1,022,294	$52,490,572

(a)	Represents the total amount of interest, fees or dividends credited to income for the portion of the period an investment was included in the Affiliate category.
(b)	Gross additions include increase in the cost basis of investments resulting from purchases, PIK interest or amortization of original issue discount.
(c)	Gross reductions include decreases in the total cost basis of investments resulting from principal repayments or sales.
(12)	Ownership of certain equity investments may occur through a holding company or partnership.
(13)	Investment contains a fixed rate structure.
(14)	The Company has received 46 units of incentive shares which have no Cost or Fair Value as of June 30, 2025.
(15)	Interest disclosed reflects the contractual rate of the First Out tranche under the AAL.
(16)	The interest rate on these loans is subject to 1 month SOFR, which was 4.32% as of June 30, 2025.
(17)	The interest rate on these loans is subject to 3 month SOFR, which was 4.34% as of June 30, 2025.
(18)
Positions have an aggregate unfunded commitment of $13,182,566 in addition to the amounts shown in the Consolidated Schedule of Investments. See Note 11 “Commitments, Contingencies and Risks” in the accompanying notes to the consolidated financial statements.

(19)	The investment is on non-accrual status. See Note 2. “Significant Accounting Policies”.
(20)	The investment includes the fair value and amortized cost of 1,015 shares of common equity issued in conjunction with the preferred equity.
(21)	Investment is held by a subsidiary of the Company. See Note 2 in the accompanying notes to the consolidated financial statements for additional information on the Company’s wholly-owned subsidiary.
(22)	The investment does not accrue payment-in-kind (“PIK”) for the debt investment as of June 30, 2025. See Note 2. “Significant Accounting Policies”.
(23)	Maturity date is under on-going negotiations with the portfolio company and other lenders, as applicable.
(24)	All investments are non-income producing unless otherwise indicated.
(25)
The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.

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

(11)
As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” and may have “Control” of this portfolio company as the Company and/or its affiliated funds collectively owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). The Company’s investment in affiliates for the year ended December 31, 2024 were Arrow Home Health, LLC and Caregility Corporation which represented $50,680,798 of Fair Value and 20.5% of Net Assets of the Company. Transactions related to investments in “Controlled/Affiliate Investments” for the year ended December 31, 2024 were as follows:

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Consolidated Schedule of Investments – (continued)
December 31, 2024

Portfolio Company	Type of Investment	Amount of Realized Gain (Loss)	Amount of Interest or Dividends Credited to Income (a)	December 31, 2023 Value	Gross Additions (b)	Gross Reductions (c)	Transfers In/(Out) of Affiliates	Amount of Unrealized Gains (Loss)	December 31, 2024 Value
Arrow Home Health LLC (dba Acara Home Health)	First lien senior secured term loan	$-	$97,755	$748,782	$2,409	$(1,027)	$-	$(49,047)	$701,117
	Preferred equity securities (571,080 shares)	-	-	202,097	-	-	-	(50,721)	151,376
	Preferred equity securities (56,005 shares)	-	-	112,010	-	-	-	-	112,010
Capone Holdings JV, LLC (dba LaSalle Staffing)	Preferred equity securities (4,000,000 shares)	-	206,284	-	-	-	6,200,800	499,200	6,700,000
Caregility Corporation	First lien senior secured term loan	-	179,274	2,244,216	405,258	(25,128)	-	(186,277)	2,438,069
	Warrants (267,801 units)	-	-	571,189	-	-	-	(571,189)	-
	Preferred equity securities (151,018 shares)	-	-	1,383,250	-	-	-	(194,645)	1,188,605
	Preferred equity securities (3,833,757 shares)	-	-	4,108,869	-	-	-	259,547	4,368,416
	Senior secured notes (320,385 units)	-	-	-	341,103	-	-	-	341,103
Lasalle Staffing, LLC	First lien senior secured term loan	-	696,525	-	114,945	(268,139)	7,474,073	(33,840)	7,287,039
Microf, LLC	Senior unsecured notes	-	360,523	-	-	-	3,427,073	-	3,427,073
	Preferred equity securities (164,332 shares)	-	-	-	-	-	318,483	(318,483)	-
MPUSA, LLC (dba Mission)	First lien senior secured term loan	-	355,288	-	-	(475,786)	1,726,068	198,261	1,448,543
	Preferred equity securities (69 shares)	-	-	-	-	-	-	-	-
	Preferred equity securities (88 shares)	-	-	-	1,960,641	-	-	(178,307)	1,782,334
Uncle John's Pride, LLC	First lien senior secured term loan	-	864,559	-	12,730	(193,514)	7,142,992	37,094	6,999,302
UJP Acquisition, LLC (dba Uncle John's Pride)	Warrants and other equity securities (127,215 shares)	-	-	-	-	-	47,064	29,265	76,329
	Preferred equity securities (2,829,787 shares)	-	-	-	-	-	4,252,128	280,744	4,532,872
USBid Inc.	First lien senior secured term loan	-	62,299	-	1,149,839	(4,826,396)	268,292	5,648,903	2,240,638
USBid Inc. - Class C2 Units	Preferred equity securities (600,000 shares)	-	-	-	-	-	-	504,000	504,000
USBid Inc. - Class C3 Units	Preferred equity securities (24,000,000 shares)	-	-	-	-	-	-	432,000	432,000
Watt Acquisition, LLC	First lien senior secured term loan	-	280,497	-	151,864	(32,533)	2,148,189	162,680	2,430,200
Watt Contracting Holdings, LLC	Preferred equity securities (3,375 shares)	-	-	-	-	-	163,211	3,356,561	3,519,772
	Warrants and other equity securities (295 shares)	-	-	-	-	-	-	-	-
Total Affiliate Investments		$-	$3,103,004	$9,370,413	$4,138,789	$(5,822,523)	$33,168,373	$9,825,746	$50,680,798

(a)	Represents the total amount of interest, fees or dividends credited to income for the portion of the period an investment was included in the Affiliate category.
(b)	Gross additions include increase in the cost basis of investments resulting from purchases, PIK interest or amortization of original issue discount.
(c)	Gross reductions include decreases in the total cost basis of investments resulting from principal repayments or sales.

(12)	Ownership of certain equity investments may occur through a holding company or partnership.
(13)	Investment contains a fixed rate structure.
(14)	The Company has received 46 units of incentive shares which have no Cost or Fair Value as of December 31, 2024.
(15)	Interest disclosed reflects the contractual rate of the First Out tranche under the AAL.
(16)	The interest rate on these loans is subject to 1 month SOFR, which was 4.33% as of December 31, 2024.
(17)	The interest rate on these loans is subject to 3 month SOFR, which was 4.31% as of December 31, 2024.
(18)
Positions have an aggregate unfunded commitment of $21,455,258 in addition to the amounts shown in the Consolidated Schedule of Investments. See Note 11 “Commitments, Contingencies and Risks” in the accompanying notes to the consolidated financial statements.

(19)	The investment is on non-accrual status. See Note 2 “Significant Accounting Policies”.
(20)	The investment includes the fair value and amortized cost of 1,015 shares of common equity issued in conjunction with the preferred equity.
(21)	Investment is held by a subsidiary of the Company. See Note 2. in the accompanying notes to the consolidated financial statements for additional information on the Company’s wholly-owned subsidiary.
(22)	The investment does not accrue PIK for the debt or equity investment as of December 31, 2024. See Note 2 “Significant Accounting Policies”.
(23)	Maturity date is under on-going negotiations with the portfolio company and other lenders as of December 31, 2024, as applicable.
(24)	All investments are non-income producing unless otherwise indicated.

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

Star Mountain Credit Opportunities Fund, LP (the “Private Fund”) was formed as a Delaware limited partnership on August 7, 2019 to make investments in lower middle-market companies and commenced operations on September 16, 2019. On May 14, 2021, Star Mountain Credit Opportunities Fund, LP converted to Star Mountain Lower Middle-Market Capital Corp., via a filing with the State of Delaware of a Certificate of Conversion to a Corporation.

Based on analysis of the attributes of the Star Mountain Credit Opportunities Fund, LP predecessor entity versus the Star Mountain Lower Middle-Market Capital Corp. converted entity, it was determined that Star Mountain Lower Middle-Market Capital Corp. was the accounting survivor.

Star Mountain Lower Middle-Market Capital Holdings, LLC (the “Holding Company”) is a wholly owned taxable subsidiary of the Company that was formed as a Delaware limited liability company on December 13, 2023 to hold certain of the Company’s investments for tax purposes. The Holding Company commenced operations on December 13, 2023.

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

Basis of Consolidation

As provided under ASC 946, the Company will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the financial position and results of operations of the Holding Company. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of June 30, 2025, and the reported revenue generated and expenses incurred during the reporting period. Actual results could differ from those estimates.

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

Revenue Recognition

The Company’s revenue recognition policies are as follows:

Interest income: Interest income is recorded on the accrual basis to the extent that the Company expects to collect such amounts. Interest income is accrued based upon the outstanding principal amount and contractual terms of debt investments. For the three and six months ended June 30, 2025, $9,068,456 and $17,964,953, respectively, of interest income, excluding payment in kind (“PIK”) interest income, has been accrued as shown on the Consolidated Statements of Operations. For the three and six months ended June 30, 2024, $10,101,803 and $20,950,519, respectively, of interest income, excluding PIK interest income, has been accrued as shown on the Statements of Operations. As of June 30, 2025 and December 31, 2024, $4,714,443 and $3,887,028 of interest income is receivable, respectively, as shown on the Consolidated Statements of Assets and Liabilities.

Payment in-kind income: The Company has certain investments in its portfolio that contain a PIK provision, which represents contractual interest or dividends that are added to the principal balance and recorded as income. For loans and debt securities with contractual PIK, the Company generally will not accrue PIK interest for accounting purposes if the portfolio company valuation indicates that such PIK interest is not collectible. To maintain its ability to take a dividend paid deduction, the Company may need to pay out PIK non-cash income amounts in the form of distributions, even though the Company has not yet collected the cash. For the three and six months ended June 30, 2025, $882,140 and $1,933,464, respectively, of PIK income has been accrued as shown on the Consolidated Statements of Operations. For the three and six months ended June 30, 2024, $1,093,216 and $2,563,758, respectively, of PIK income has been accrued as shown on the Consolidated Statements of Operations.

Non-accrual: Loans or preferred equity securities are placed on non-accrual status when interest, PIK interest or dividend payments become 90 days or more past due, or when there is reasonable doubt that principal, interest or dividends will be collected. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Any accrued interest receivable in previous years will be written off and corresponding interest income will be reversed, as applicable. Subsequent interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal, interest, PIK interest or dividends are paid, and, in management’s judgment are likely to remain current. Please refer to the Consolidated Schedule of Investments for non-accrual status of investments as of June 30, 2025 and December 31, 2024. As of June 30, 2025 and December 31, 2024, four investments, SkyBell Technologies, Inc., Consolidated Machine & Tool Holdings, LLC, Masterworks Electronics, Inc.,  and Chicken Soup For The Soul, LLC are on non-accrual status. For the three and six months ended June 30, 2025, no interest receivable was reversed as a result. For the three and six months ended June 30, 2024, $355,625 and $452,655 of interest receivable was reversed, respectively.

Dividend income: Dividend income to be paid in-kind on equity securities is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income paid in cash is recorded on the date declared for portfolio companies. Each distribution received from limited liability company and limited partnership interests is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For the three and six months ended June 30, 2025 the Company received $368,738 as return of capital distribution from its investment in Madryn Select Opportunities, LP and for the three and six months ended June 30,2024, the Company did not receive any return of capital distributions from its investments. For the three and six months ended June 30, 2025, $467,432 and $688,739, respectively, of dividend income has been accrued as shown on the Consolidated Statements of Operations. For both the three and six months ended June 30, 2024, $328,497 of dividend income had been accrued as shown on the Consolidated Statements of Operations. As of June 30, 2025 and December 31, 2024, all dividend income has been received.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)
(Unaudited)
Note 2. Summary of Significant Accounting Policies (continued)

Original Issue Discount: Discounts to par on portfolio securities are accreted into income over the tenor of the instrument. Any remaining discount is accreted into income upon prepayment or redemption of the instrument and the Company then amortizes such amounts using the effective interest method as interest income over the life of the investment. The unamortized discount as of June 30, 2025 and December 31, 2024, was $5,384,400 and $6,287,447, respectively. The amount of original issue discount amortized for the three and six months ended June 30, 2025 was $669,547 and $1,444,728, respectively, and is included in interest income on the Consolidated Statements of Operations. The amount of original issue discount amortized for the three and six months ended June 30, 2024 was $637,202 and $940,978, respectively, and is included in interest income on the Consolidated Statements of Operations.

Amendment, waiver, and consent fees: In connection with modifying credit agreements with portfolio companies to provide additional operating or borrowing flexibility, the Company may be entitled to amendment, waiver and consent fees to compensate for the potentially enhanced credit risk. Such fees will be recorded as income on the date earned and accrued to the extent the fee is to be compensated in the form of additional principal balance. For the three and six months ended June 30, 2025, $79,728 and $167,434, respectively, of amendment fees had been earned and included in other income on the Consolidated Statements of Operations. For the three and six months ended June 30, 2024, $18,026 and $34,798, respectively, of amendment fees had been earned and included in other income on the Consolidated Statements of Operations.

Early repayment and termination fees: Upon the prepayment of a loan or debt security, any unamortized premium or discount or loan origination fees are recorded as interest income. To the extent the Company receives early repayment fees in connection with pre-maturity loan agreement termination, such income will be recorded on the date of prepayment. The Company and its Advisor generally do not structure transactions with a contractual exit fee to be collected upon loan repayment at maturity. For the three and six months ended June 30, 2025, $0 and $0, respectively, of early repayment and termination fees had been earned and included in other income on the Consolidated Statements of Operations. For the three and six months ended June 30, 2024, the early repayment and termination fees were $17,790 and $124,945, respectively.

Gains and Losses: Investment transactions are recorded on a trade-date basis. Realized gains or losses on portfolio investments are calculated based upon the difference between the net proceeds from the disposition and the amortized cost basis of the investment, without regard to unrealized gains or losses previously recognized. Realized gains and losses are recorded within net realized gain (loss) on investments on the Consolidated Statements of Operations. Changes in the fair value of investments from the prior period, as approved by the Board based on fair value recommendations from the Advisor in accordance with the Advisor’s valuation policy, are included within net change in unrealized gain (loss) on investments on the Consolidated Statements of Operations. For the three and six months ended June 30, 2025, the Company had $2,488,217 and $4,352,098, respectively, of net realized gain (loss) on investments as represented on the Consolidated Statements of Operations. For the three and six months ended June 30, 2024, the Company had $2,034,517 and $2,034,517, respectively, of net realized gain (loss) on investments as represented on the Consolidated Statements of Operations.

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

Earnings per Share

In accordance with the provisions of ASC Topic 260 – Earnings per Share, basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. The weighted average shares outstanding utilized in the calculation of earnings per share take into account share issues on the issuance date and the Company’s repurchases of its Common Stock on the repurchase date. See Note 9 for additional information on the Company’s share activity. For the six months ended June 30, 2025 and for the year ended December 31, 2024, there were no potentially dilutive common shares issued.

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

Cash Equivalents

Cash equivalents are highly liquid investments with a current maturity of three months or less at the date of acquisition, which may include temporary investments in U.S. Treasury Bills (of varying maturities) or money market funds. There were no cash equivalents outstanding on the Company’s Consolidated Statements of Assets and Liabilities as of June 30, 2025 and December 31, 2024.

Unamortized Deferred Financing Costs

Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. Deferred financing costs are capitalized as incurred and amortized on a straight line basis to maturity of the Secured Credit Facility (as defined herein). For the three and six months ended June 30, 2025, the Company had $170,350 and $307,750, respectively, of expensed financing costs included in interest and other financing fees on the Consolidated Statements of Operations. For the three and six months ended June 30, 2024, the Company had $144,398 and $284,919, respectively, of expensed financing costs included in interest and other financing fees on the Consolidated Statements of Operations. As of June 30, 2025 and December 31, 2024, the Company had $1,845,836 and $2,169,211, respectively, of unamortized deferred financing costs as shown in deferred financing cost on the Consolidated Statements of Assets and Liabilities.

Offering Costs

Offering costs are expensed as incurred. These expenses consist primarily of legal fees and other costs incurred with Company’s share offerings, the preparation of the Company’s registration statement, and registration fees. For the three and six months ended June 30, 2025, the Company incurred offering costs in the amount of $40,000 and $80,000, respectively, as shown as a component of the general and administrative fees in the Consolidated Statements of Operations. For the three and six months ended June 30, 2024, the Company incurred offering costs in the amount of $49,727 and $99,454, respectively, as shown as a component of the general and administrative fees in the Consolidated Statements of Operations. As of June 30, 2025 and December 31, 2024, $0 and $37,000, respectively, of offering costs incurred were payable and included in other payables on the Consolidated Statement of Assets and Liabilities.

Custodian Fees

The Company has entered into a custody agreement with State Street Bank and Trust Company (the “Custodian”). For the three and six months ended June 30, 2025, the Company incurred expenses for services provided by the Custodian of $12,008 and $21,008, respectively, which is included in professional fees on the Consolidated Statements of Operations. For the three and six months ended June 30, 2024, the Company incurred expenses for services provided by the Custodian of $12,201 and $18,197, respectively, which is included in professional fees on the Consolidated Statements of Operations. As of June 30, 2025 and December 31, 2024, $11,490 and $14,500, respectively, remained payable, which is included in professional fees payable on the Consolidated Statements of Assets and Liabilities.

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

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)
(Unaudited)
Note 2. Summary of Significant Accounting Policies (continued)

To qualify as a RIC under Subchapter M of the Code, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its Stockholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses. In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending October 31 in that calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years and on which the Company paid no U.S. federal income. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. For the three and six months ended June 30, 2025 and 2024, the Company did not record any excise tax expense on the Consolidated Statements of Operations.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current period. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. For the three months ended June 30, 2025, there was $165,000 in income tax expense and $1,760,115 in change in deferred taxes. For the six months ended June 30, 2025, there was $722,415 in income tax expense and $1,709,967 in change in deferred taxes. For the year ended December 31, 2024, the Company recorded a $6,094,196 deferred tax liability for the unrealized appreciation of investments held in the Holding Company. The Company did not record any uncertain income tax positions for the six months ended June 30, 2025 and for the year ended December 31, 2024 on the Consolidated Statements of Assets and Liabilities.

The aggregate amortized tax basis cost of investments included on the Consolidated Schedule of Investments as of June 30, 2025 and December 31, 2024 were $367,346,702 and $378,175,594, respectively.

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

Since its commencement, the Company operates and is managed as a single reportable segment deriving returns mainly in the form of interest income, dividend income and other fees from the investments made in pursuit of its single stated investment objective. The accounting policies of the Company are consistent with those described in these Notes to Financial Statements. The chief operating decision maker (“CODM”) is represented by the Company’s Chief Executive Officer and Chief Financial Officer. The CODM considers net investment income, leverage and increase or decrease in net assets resulting from operations in deciding how to deploy capital and make distributions to shareholders. Detailed financial information for the Company is disclosed within these financial statements with total assets and liabilities disclosed on the Consolidated Statements of Assets and Liabilities, investments held on the Consolidated Statements of Investments, results of operations and significant segment expenses on the Consolidated Statements of Operations and other information about the Company’s performance, including total return, portfolio turnover and ratios within the Financial Highlights in Note 12.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes – Improvements to Income Tax Disclosures. This guidance enhances the transparency and decision usefulness of income tax disclosures. The effective date for the amendments in ASU 2023-09 are for fiscal years beginning after December 15, 2024. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its financial statements.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)
(Unaudited)

Note 3. Investments

The following tables show the composition of the Company’s investment portfolio, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	June 30, 2025
	Amortized Cost		Fair Value
First Lien Senior Secured Loan	$312,921,404	85.3%	$289,806,939	81.4%
Senior Unsecured Notes	5,724,728	1.6	3,733,001	1.0
Preferred Equity Securities	43,512,926	11.8	54,383,715	15.3
Warrants and Other Equity Securities	2,658,077	0.7	6,217,841	1.7
Fund Investments	2,529,567	0.6	2,165,570	0.6
Total	$367,346,702	100.0%	$356,307,066	100.0%

	December 31, 2024
	Amortized Cost		Fair Value
First Lien Senior Secured Loan	$316,588,427	83.7%	$304,120,042	80.5%
Second Lien Senior Secured Loan	6,148,061	1.6	6,034,048	1.6
Senior Secured Notes	341,103	0.1	341,103	0.1
Senior Unsecured Notes	5,460,171	1.4	3,427,073	0.9
Preferred Equity Securities	43,141,500	11.4	53,603,056	14.2
Warrants and Other Equity Securities	3,598,027	1.0	7,426,377	2.0
Fund Investments	2,898,305	0.8	2,688,619	0.7
Total	$378,175,594	100.0%	$377,640,318	100.0%

The following tables show the composition of the Company’s investment portfolio by geographic region, at amortized cost and fair value (with corresponding percentage of total portfolio investments). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business:

	June 30, 2025
	Amortized Cost		Fair Value
Southeast	$116,857,367	31.8%	$114,384,347	32.1%
Midwest	63,494,275	17.3	67,031,056	18.8
West	76,276,853	20.8	68,734,948	19.3
Northeast	54,203,767	14.8	47,884,789	13.4
East	31,424,852	8.6	29,315,066	8.2
Southwest	5,816,476	1.6	5,037,291	1.4
South	19,273,112	5.1	23,919,569	6.8
Total	$367,346,702	100.0%	$356,307,066	100.0%

	December 31, 2024
	Amortized Cost		Fair Value
Southeast	$117,080,225	30.9%	$117,034,924	31.1%
West	82,054,389	21.7	79,102,675	20.9
Southwest	24,839,939	6.6	26,915,726	7.1
Northeaast	46,304,903	12.2	40,825,353	10.8
Midwest	51,256,396	13.6	55,040,086	14.6
South	21,269,446	5.6	25,378,672	6.7
East	35,370,296	9.4	33,342,882	8.8
Total	$378,175,594	100.0%	$377,640,318	100.0%

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)
(Unaudited)
Note 3. Investments (continued)

The following tables show the composition of the Company’s investment portfolio by industry, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	June 30, 2025
	Amortized Cost		Fair Value
Aerospace & Defense	$9,222,823	2.5%	$8,426,398	2.4%
Chemicals	14,683,685	4.0	14,737,500	4.1
Commercial Services & Supplies	4,122,825	1.1	4,087,202	1.1
Construction & Engineering	67,400,398	18.3	73,998,283	20.8
Consumer Finance	3,691,630	1.0	3,733,001	1.0
Distributors	14,831,512	4.0	7,861,976	2.2
Diversified Financials	2,529,567	0.7	2,165,570	0.6
Diversified Telecommunication Services	23,161,080	6.3	24,070,751	6.8
Electrical Equipment	11,231,594	3.1	1,535,419	0.4
Entertainment	18,356,097	5.0	14,674,974	4.1
Food Products	9,661,534	2.6	11,870,427	3.3
Healthcare Providers & Services	40,224,629	11.0	38,289,120	10.7
Hotels, Restaurants & Leisure	6,520,577	1.8	6,588,824	1.8
Household Durables	4,534,241	1.2	3,804,272	1.1
Household Products	4,071,501	1.1	4,564,284	1.3
IT Services	12,099,611	3.3	12,173,487	3.4
Leisure Products	5,550,106	1.5	3,614,288	1.0
Machinery	4,411,751	1.2	4,050,749	1.1
Media	19,895,915	5.4	21,874,583	6.1
Personal Products	4,312,101	1.2	4,311,712	1.2
Professional Services	52,198,727	14.2	59,216,453	16.6
Software	997,284	0.3	683,169	0.2
Specialty Retail	6,853,185	1.9	6,929,067	2.0
Trading Companies & Distributors	16,815,960	4.6	13,017,063	3.8
Transportation Infrastructure	9,968,369	2.7	10,028,494	2.9
Total	$367,346,702	100.0%	$356,307,066	100.0%

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

The consolidated financial statements include portfolio investments at fair value of $356,307,066 and $377,640,318 as of June 30, 2025 and December 31, 2024, respectively.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)
(Unaudited)
Note 4. Fair Value Measurements (continued)
The Company valued its investments in underlying funds based on its proportionate interest in net asset value (“NAV”) of the underlying funds. For the purpose of classifying the investments in underlying funds within the fair value hierarchy, the Company makes use of the practical expedient under ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or its Equivalent). As of June 30, 2025 and December 31, 2024, the Company’s investments in underlying funds amounted to $2,165,570 and $2,688,619, respectively.

U.S. GAAP requires that the Company disclose the Company’s pro-rata portion of individual securities, if available, that are reported to the Company by the underlying portfolio funds that exceed 5% of the Company’s capital balance.

The following tables present fair value measurements of investments, by major class according to the fair value hierarchy.

	Fair Value Measurements
June 30, 2025	Level 1	Level 2	Level 3	Total
First Lien Senior Secured Loan	$-	$-	$289,806,939	$289,806,939
Senior Unsecured Notes	-	-	3,733,001	3,733,001
Preferred Equity Securities	-	-	54,383,715	54,383,715
Warrants and Other Equity Securities	-	-	6,217,841	6,217,841
Total	$-	$-	$354,141,496	$354,141,496
Fund Investments				2,165,570
Total Investments				$356,307,066

	Fair Value Measurements
December 31, 2024	Level 1	Level 2	Level 3	Total
First Lien Senior Secured Loan	$-	$-	$304,120,042	$304,120,042
Senior Secured Notes	-	-	341,103	341,103
Second Lien Senior Secured Loan	-	-	6,034,048	6,034,048
Senior Unsecured Notes	-	-	3,427,073	3,427,073
Preferred Equity Securities	-	-	53,603,056	53,603,056
Warrants and Other Equity Securities	-	-	7,426,377	7,426,377
Total	$-	$-	$374,951,699	$374,951,699
Fund Investments				2,688,619
Total Investments				$377,640,318

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

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)
(Unaudited)
Note 4. Fair Value Measurements (continued)

The following tables provide a reconciliation of the beginning and ending balances for investments at fair value that use Level 3 inputs for the three and six months ended June 30, 2025 and 2024:

	Investments
	First Lien Senior Secured Loan	Second Lien Senior Secured Loan	Senior Secured Notes	Senior Unsecured Notes	Preferred Equity Securities	Warrants and Other Equity Securities	Fund Investments	Total Investments
Balance as of March 31, 2025	$302,968,264	$6,044,612	$417,402	$3,699,200	$50,798,894	$9,021,488	$2,873,702	$375,823,562
Net realized gain on investments	-	-	-	-	-	2,488,217	-	2,488,217
Net change in unrealized gain (loss) on investments	(5,133,000)	31,325	12,378	31,917	1,636,698	(1,863,699)	(339,394)	(5,623,775)
Purchases of investments and other adjustments to cost (1)	6,895,122	1,410,595	-	1,884	454,276	-	-	8,761,877
Proceeds from sales of investments	-	-	-	-	-	(3,428,165)	-	(3,428,165)
Proceeds from principal repayments (2)	(21,295,014)	(50,898)	-	-	-	-	(368,738)	(21,714,650)
Lien status change (3)	6,371,567	(7,435,634)	(429,780)	-	1,493,847	-	-	-
Balance as of June 30, 2025	$289,806,939	$-	$-	$3,733,001	$54,383,715	$6,217,841	$2,165,570	$356,307,066

(1)	Includes purchases of new investments, premium and discount accretion and amortization and PIK interest.
(2)	Includes paydowns receivable from the Consolidated Statements of Assets and Liabilities.
(3)	Lien conversions are fair valued at beginning of period.

	Investments
	First Lien Senior Secured Loan	Second Lien Senior Secured Loan	Senior Secured Notes	Senior Unsecured Notes	Preferred Equity Securities	Warrants and Other Equity Securities	Fund Investments	Total Investments
Balance as of December 31, 2024	$304,120,042	$6,034,048	$341,103	$3,427,073	$53,603,055	$7,426,377	$2,688,619	$377,640,317
Net realized gain on investments	-	-	-	-	1,863,881	2,488,217	-	4,352,098
Net change in unrealized gain (loss) on investments	(10,646,081)	114,013	-	41,370	409,233	(268,584)	(154,311)	(10,504,360)
Purchases of investments and other adjustments to cost (1)	26,021,932	1,388,643	88,677	264,558	1,347,119	-	-	29,110,929
Proceeds from sales of investments	-	-	-	-	(4,333,420)	(3,428,169)	-	(7,761,589)
Proceeds from principal repayments (2)	(36,060,521)	(101,070)	-	-	-	-	(368,738)	(36,530,329)
Lien status change(3)	6,371,567	(7,435,634)	(429,780)	-	1,493,847	-	-	-
Balance as of June 30, 2025	$289,806,939	$-	$-	$3,733,001	$54,383,715	$6,217,841	$2,165,570	$356,307,066

(1)	Includes purchases of new investments, premium and discount accretion and amortization and PIK interest.
(2)	Includes paydowns receivable from the Consolidated Statements of Assets and Liabilities.
(3)	Lien conversions are fair valued at beginning of period.

	Investments
	First Lien Senior Secured Loan	Second Lien Senior Secured Loan	Senior Secured Notes	Senior Unsecured Notes	Preferred Equity Securities	Warrants and Other Equity Securities	Fund Investments	Total Investments
Balance as of March 31, 2024	$294,455,581	$6,067,024	$-	$1,265,130	$43,031,287	$6,039,575	$2,818,111	$353,676,708
Net realized gain on investments	-	-	-	-	2,034,517	-	-	2,034,517
Net change in unrealized gain (loss) on investments	802,250	49,593	-	(1,265,130)	(6,120,457)	(784,427)	-	(7,318,171)
Purchases of investments and other adjustments to cost (1)	2,590,720	7,925	-	8,874	210,033	-	-	2,817,552
Proceeds from sales of investments	(116,674)	-	-	-	(2,632,407)	-	-	(2,749,081)
Proceeds from principal repayments (2)	(22,638,473)	(50,898)	-	-	-	-	-	(22,689,371)
Lien status change(3)	(8,105,699)	-	-	3,418,199	3,957,229	730,271	-	-
Balance as of June 30, 2024	$266,987,705	$6,073,644	$-	$3,427,073	$40,480,202	$5,985,419	$2,818,111	$325,772,154

(1)	Includes purchases of new investments, premium and discount accretion and amortization and PIK interest.
(2)	Includes paydowns receivable from the Consolidated Statements of Assets and Liabilities.
(3)	Lien conversions are fair valued at beginning of period.

	Investments
	First Lien Senior Secured Loan	Second Lien Senior Secured Loan	Senior Secured Notes	Senior Unsecured Notes	Preferred Equity Securities	Warrants and Other Equity Securities	Fund Investments	Total Investments
Balance as of December 31, 2023	$319,229,009	$6,059,372	$-	$1,384,446	$41,804,395	$5,706,423	$2,809,327	$376,992,972
Net realized gain (loss) on investments	-	-	-	-	2,034,517	-	-	2,034,517
Net change in unrealized gain (loss) on investments	(2,808,050)	114,382	-	(1,384,446)	(6,115,291)	(451,275)	8,784	(10,635,896)
Purchases of investments and other adjustments to cost (1)	5,412,284	7,925	-	8,874	210,033	-	-	5,639,116
Proceeds from sales of investments	(116,674)	-	-	-	(2,632,407)	-	-	(2,749,081)
Proceeds from principal repayments (2)	(45,384,400)	(108,035)	-	-	(17,039)	-	-	(45,509,474)
Lien status change(3)	(9,344,464)	-	-	3,418,199	5,195,994	730,271	-	-
Balance as of June 30, 2024	$266,987,705	$6,073,644	$-	$3,427,073	$40,480,202	$5,985,419	2,818,111	$325,772,154

(1)	Includes purchases of new investments, premium and discount accretion and amortization and PIK interest.
(2)	Includes paydowns receivable from the Consolidated Statements of Assets and Liabilities.
(3)	Lien conversions are fair valued at beginning of period.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)
(Unaudited)
Note 4. Fair Value Measurements (continued)
The net change in unrealized gain (loss) on investments included on the Consolidated Statements of Operations for the three and six months ended June 30, 2025, attributable to Level 3 investments still held as of June 30, 2025 was $(2,858,317) and $(4,629,186), respectively. The net change in unrealized gain (loss) on investments included on the Consolidated Statements of Operations for the three and six months ended June 30, 2024, attributable to Level 3 investments still held as of June 30, 2024 was $(7,318,171) and $(10,635,896), respectively.

Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period which the reclassifications occur. There were no transfers among Levels 1, 2 and 3 for the three and six months ended June 30, 2025 and 2024.

Purchases (including accretion, amortization, PIK interest) for the three and six months ended June 30, 2025 amounted to $8,761,877 and $29,110,929, respectively. Purchases (including accretion, amortization, PIK interest) for the three and six months ended June 30, 2024 amounted to $2,817,552 and $5,639,116, respectively.

For the six months ended June 30, 2025, the Company invested (net of original issue discount) $12,312,500 in one new portfolio company and invested $15,353,701 in 17 existing portfolio companies as reflected in the Consolidated Schedule of Investments.

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

The table below summarizes the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy as of June 30, 2025.

						Range
	Fair Value	Valuation Technique	Unobservable Input	Weighted Average Mean		Minimum		Maximum
Assets:
First Lien Senior Secured Loans	$268,248,543	Discounted Cash Flow	Discount Rate	14.4%		6.6%		30.0%
First Lien Senior Secured Loans	14,122,762	Guideline Public Company Method	Revenue Multiple	0.52	x	0.22	x	0.80
		Guideline Public Company Method	EBITDA Multiple	10.50	x	10.00	x	11.00
First Lien Senior Secured Loans	-	Other	N/A	N/A		N/A		N/A
First Lien Senior Secured Loans	7,435,634	Discounted Cash Flow	Discount Rate	18.7%		16.9%		20.6%
Senior Secured Notes	-	Other	N/A	N/A		N/A		N/A
Senior Unsecured Notes	3,733,001	Discounted Cash Flow	Discount Rate	13.7%		12.5%		15.0%
Preferred Equity Securities	18,706,599	Discounted Cash Flow	Discount Rate	23.5%		15.0%		37.0%
Preferred Equity Securities	26,019,167	Guideline Public Company Method	Revenue Multiple	1.32	x	0.40	x	4.80
		Guideline Public Company Method	EBITDA Multiple	9.13	x	4.00	x	15.25
Preferred Equity Securities	9,657,949	Guideline Merged & Acquired Company Method	Revenue Multiple	1.66	x	0.50	x	2.50
		Guideline Merged & Acquired Company Method	EBITDA Multiple	9.79	x	7.50	x	12.50
Warrants and Other Equity Securities	206,906	Discounted Cash Flow	Discount Rate	19.3%		17.5%		32.00%
Warrants and Other Equity Securities	4,890,155	Guideline Public Company Method	Revenue Multiple	1.64	x	0.22	x	2.95
		Guideline Public Company Method	EBITDA Multiple	7.98	x	5.50	x	24.00
Warrants and Other Equity Securities	1,120,780	Other	N/A	N/A		N/A		N/A
Partnership Interests	2,165,570	Other	N/A	N/A		N/A		N/A
Total Level 3 Assets	$356,307,066

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

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)
(Unaudited)
Note 5. Transactions with Affiliated Companies (continued)

Transactions related to the Company’s investments with controlled affiliates for the six months ended June 30, 2025 and for the year ended December 31, 2024, were as follows:

The three months ended June 30, 2025	Equity Ownership Held by the Company	Equity Ownership Held by Star Mountain Affiliate Funds
Issuer:
Arrow Home Health LLC	2.6%	72.2%
Caregility Corporation	7.9%	37.4%
Lasalle Staffing, LLC	5.8%	21.9%
Microf, LLC	0.0%	83.7%
MPUSA, LLC (dba Mission)	4.3%	34.4%
Uncle John’s Pride, LLC	5.6%	18.8%
USBid Inc.	13.5%	57.7%
Watt Acquisition, LLC	9.8%	30.5%

The year ended December 31, 2024	Equity Ownership Held by the Company	Equity Ownership Held by Star Mountain Affiliate Funds
Issuer:
Arrow Home Health LLC	2.5%	72.2%
Caregility Corporation	7.9%	37.4%
Lasalle Staffing, LLC	5.8%	21.9%
Microf, LLC	0.0%	83.7%
MPUSA, LLC (dba Mission)	4.3%	34.4%
Uncle John’s Pride, LLC	5.6%	18.8%
USBid Inc.	13.5%	57.7%
Watt Acquisition, LLC	5.6%	17.4%

Note 6. Transactions with Related Parties

Star Mountain Lower Middle-Market (Offshore) Ltd. (the “Feeder Fund”) was formed as a Cayman Islands exempted company and commenced operations on August 17, 2021. The Feeder Fund has been formed to invest all or substantially all of its investable assets in the common stock of the Company. As of June 30, 2025 and December 31, 2024, the Feeder Fund had $46,488,800 and $46,488,800 in capital committed to the Company, respectively, and an ownership percentage in the Company of 16.38% and 17.02%, respectively.

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
Management fees for the three and six months ended June 30, 2025 were $1,173,157 and $2,360,804, respectively. For the three and six months ended June 30, 2025, the Advisor elected to voluntarily waive $0 and $0, respectively, of such management fees. Management fees for the three and six months ended June 30, 2024 were $1,076,579 and $2,228,646, respectively.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)
(Unaudited)
Note 6. Transactions with Related Parties (continued)

The management fees waived are not recoupable by the Advisor. There is no guarantee that the Advisor will waive management fees in the future, and the Advisor may discontinue or modify any such waivers in the future at its discretion. As of June 30, 2025 and December 31, 2024, $1,460,804 and $1,157,509 of management fees remained payable, respectively.

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

Incentive fees for the three and six months ended June 30, 2025 were $1,275,636 and $2,142,038, respectively. For the three and six months ended June 30, 2025, the Advisor elected to voluntarily waive $0 and $0 of such incentive fees, respectively. Incentive fees for the three and six months ended June 30, 2024 were $1,118,488 and $2,344,006, respectively. The incentive fees waived for the period ended June 30, 2025 are not recoupable and there is no guarantee that the Advisor will waive incentive fees in the future. The Advisor may discontinue or modify any such waivers in the future at its discretion. As of June 30, 2025 and December 31, 2024, $4,955,762 and $2,813,724, respectively, of incentive fees remained payable as shown in the Consolidated Statements of Assets and Liabilities.

Administration Fees

The Company has entered into the Administration Agreement with the Advisor, under which the Company reimburses the Administrator for its allocable portion of overhead and other expenses, including the costs of furnishing the Company with office facilities and equipment and providing clerical, bookkeeping, record-keeping and other administrative services at such facilities, and the Company’s allocable portion of the cost of the chief financial officer and chief compliance officer and their respective staffs. To the extent that the Administrator outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis, without incremental profit, to the Administrator. For the three and six months ended June 30, 2025, the Company incurred reimbursement expenses of $156,006 and $336,381, respectively, included under General and Administrative fees on the Consolidated Statements of Operations. For the three and six months ended June 30, 2024, the Company incurred reimbursement expenses of $84,503 and $125,809, respectively, included under General and Administrative fees on the Consolidated Statements of Operations. As of June 30, 2025 and December 31, 2024, $156,006 and $77,275, respectively, of reimbursement expense was payable as shown in the Consolidated Statements of Assets and Liabilities as reimbursement expense payable.

The Administrator has entered into a sub-administration agreement with SS&C Technologies, Inc. (the “Sub-Administrator”), under which the Sub-Administrator provides various accounting and administrative services to the Company. Administrative services may include maintenance of the Company’s books and records, processing of investor transactions, and calculation of the NAV. For the three and six months ended June 30, 2025, the Company incurred expenses for services provided by the Sub-Administrator of $202,303 and $445,861, respectively, which is included in professional fees on the Consolidated Statements of Operations. For the three and six months ended June 30, 2024, the Company incurred expenses for services provided by the Sub-Administrator of $186,606 and $354,042, respectively, which is included in professional fees on the Consolidated Statements of Operations. As of June 30, 2025 and December 31, 2024, there were $202,303 and $0 payable,  respectively, for expenses incurred for services provided by the Sub-Administrator.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)
(Unaudited)
Note 6. Transactions with Related Parties (continued)

Directors’ Fees

The Company incurs certain fees and expenses paid to the Company’s independent directors (including expenses and costs related to meetings of the independent directors); for the three and six months ended June 30, 2025, directors’ expenses are $35,000 and $70,000, respectively, as shown on the Consolidated Statements of Operations. For the three and six months ended June 30, 2024, directors’ expenses are $23,620 and $47,240, respectively, as shown on the Consolidated Statements of Operations. As of June 30, 2025 and December 31, 2024, $35,000 and $35,000 of directors’ expenses remained payable, respectively, which are included in professional fees payable as shown on the Consolidated Statements of Assets and Liabilities.

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

In May 2024, the Company extended its $200,000,000 Secured Credit Facility with Webster, the Administrative Agent, to June 30, 2028. The Secured Credit Facility carries an interest rate of 3M SOFR plus 2.9%. On June 27, 2025, the Company entered into an amendment to the Secured Credit Facility to reduce the Applicable Spread to 2.30%, plus following the occurrence and during the continuation of an Event of Default, 2.00%.

As of June 30, 2025 and December 31, 2024, the Secured Credit Facility commitment amounts were as follows:

	As of June 30, 2025	As of December 31, 2024
Secured Credit Facility Lender	Commitment	Commitment
Webster Bank	$67,500,000	$67,500,000
Dime Community Bank	25,000,000	25,000,000
First Foundation Bank	20,000,000	20,000,000
Mitsubishi HC Capital America, Inc.	20,000,000	20,000,000
Woodforest National Bank	20,000,000	20,000,000
Peapack-Gladstone Bank	17,000,000	17,000,000
Hanmai Bank	15,500,000	15,500,000
Apple Bank	15,000,000	15,000,000
Total Commitment	$200,000,000	$200,000,000

Borrowings can be increased to a maximum of $350 million in accordance with the Secured Credit Facility accordion feature terms and conditions and are limited by various advance rates and concentration limits.

As of June 30, 2025 and December 31, 2024, the total fair value of the borrowings outstanding under the Secured Credit Facility was $108,700,000 and $122,500,000, respectively. The fair value of the borrowings outstanding under the Secured Credit Facility is based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.

Inclusive of syndication, agency, and administrative fees paid to Webster, the total annualized cost of capital is estimated to be 8.0%. The Company will also pay a non-utilization fee on the average daily unused amount of the aggregate commitments until the commitment termination date (as defined in the Loan Agreement). As of June 30, 2025, the total commitments under the Secured Credit Facility were $200 million. Proceeds from borrowings under the Secured Credit Facility may be used to finance certain investments, fulfill payment obligations under the Secured Credit Facility, make distributions/payments permitted by the Loan Agreement. All amounts outstanding under the Secured Credit Facility must be repaid by June 30, 2028. The Company’s obligations to the lenders under the Secured Credit Facility are secured by a first priority security interest in substantially all of the Company’s assets, subject to certain exclusions.

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

The components of the Company’s interest expense and other debt financing expenses, average outstanding balances and average stated interest rates (i.e. the rate in effect plus spread) were as follows:

	For the three months ended June 30,
	2025	2024
Interest expense - Secured Credit Facility	$2,208,438	$2,954,331
Unused commitment fees	98,859	71,160
Amortization of deferred financing costs	170,350	144,398
Administration fees	(1,179,104)	193,421
Total interest and other debt financing fees	$1,298,543	$3,363,310
Average debt outstanding	$121,781,319	$143,697,802
Average stated interest rate	7.27%	8.25%

	For the six months ended June 30,
	2025	2024
Interest expense - Secured Credit Facility	$4,377,859	$6,242,500
Unused commitment fees	198,423	118,847
Amortization of deferred financing costs	307,750	284,919
Administration fees	(1,043,712)	458,235
Total interest and other debt financing fees	$3,840,320	$7,104,501
Average debt outstanding	$121,069,061	$152,983,516
Average stated interest rate	7.29%	8.18%

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

As of June 30, 2025, the estimated cost basis of investment for U.S. federal income tax purposes was $367,346,702, resulting in estimated net unrealized loss of $4,470,924, comprised of estimated gross unrealized gains of $21,266,915 and gross unrealized losses of $25,737,839. As of December 31, 2024, the estimated cost basis of investment for U.S. federal income tax purposes was $381,076,946, resulting in estimated net unrealized loss of $3,436,628, comprised of estimated gross unrealized gains of $22,403,590 and gross unrealized losses of $25,840,218.

The Company recognized the following excise taxes related to the Company’s status as a RIC:

	For the six months ended June 30, 2025	For the year ended December 31, 2024
Excise tax expense	$-	$37,907
Total	$-	$37,907

The Company recognized the following benefits (provisions) for deferred taxes on the change in unrealized appreciation and depreciation on investments held in the Holding Company:

	For the six months ended June 30, 2025	For the year ended December 31, 2024
Benefit (provision) for taxes on change in unrealized appreciation (depreciation) on investments	$1,709,967	$(6,094,196)
Total	$1,709,967	$(6,094,196)

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)
(Unaudited)
Note 8. Income Taxes (continued)

As of June 30, 2025 and December 31, 2024, $4,384,229 and $6,094,196, respectively, was included in deferred tax liabilities on the Consolidated Statements of Assets and Liabilities primarily relating to deferred taxes on unrealized gains on investments held in the Company’s subsidiary and other temporary book to tax differences of the subsidiary.

Note 9. Stock Issuances

As of June 30, 2025 and December 31, 2024, the total number of shares of all classes of capital stock that the Company has the authority to issue was 200,000,000 shares of Common Stock, par value $0.001 per share.

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

The Company has entered into subscription agreements (collectively, the “Subscription Agreements”) with investors, providing for the private placement of common shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase common shares up to the amount of their respective capital commitments on an as-needed basis with a minimum of 8 business days’ prior notice. As of June 30, 2025 and December 31, 2024, the Company had received capital commitments totaling $283,685,780 and $273,072,762, respectively.

As of June 30, 2025, net contributions of $277,441,519 had been made by Stockholders and $6,244,261 remained available to be drawn by the Company.

The following tables summarize the issuance of shares for the six months ended June 30, 2025 and 2024:

Date	Price per share	Shares Issued	Proceeds
For the six months ended June 30, 2025
April 21, 2025	$24.52	357,811	$8,773,518
June 13, 2025	24.70	87,530	2,162,000
		445,341	$10,935,518

Date	Price per share	Shares Issued	Proceeds
Stock issued in connection with dividend reinvestment plan
January 31, 2025	$24.47	109,175	$2,671,518
May 20, 2025	24.55	113,516	2,786,818
		222,691	$5,458,336
Total		668,032	$16,393,854

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)
(Unaudited)
Note 9. Stock Issuances (continued)

Date	Purchase Price	Shares Repurchased	Amounts
For the six months ended June 30, 2024
April 8, 2024	$24.96	250,250	$6,246,250
June 11, 2024	24.79	562,949	13,955,500
		813,199	$20,201,750

Stock issued in connection with dividend reinvestment plan
January 31, 2024	$24.98	120,133	$3,000,821
May 16, 2024	24.95	113,756	2,838,215
		233,889	$5,839,036
Total		1,047,088	$26,040,786

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

The following tables summarize the repurchase of shares for the six months ended June 30, 2025 and 2024.

Date	Purchase Price	Shares Repurchased	Amounts
Stock repurchased in connection with tender offer
March 31, 2025	$24.55	256,233.52	$6,290,542
June 30, 2025	24.44	242,756.06	5,932,958
Total		498,989.58	$12,223,500

Date	Purchase Price	Shares Repurchased	Amounts
Stock repurchased in connection with tender offer
March 29, 2024	$25.10	192,187.05	$4,823,944
June 28, 2024	24.38	190,664.58	4,648,553
Total		382,851.63	$9,472,497

The following table summarizes the settlement of distributions declared and recorded and the subsequent payment and issuance of those distributions for the six months ended June 30, 2025:

Date Declared	Record Date	Payment/Issuance Date	Amount Per Share	Amount Paid in Cash	Amount Settled via Newly Issued Shares	Total
For the six months ended June 30, 2025
December 31, 2024	December 31, 2024	January 31, 2025	$0.54	$2,651,213	$2,671,518	$5,322,731
April 1, 2025	April 23, 2025	May 20, 2025	0.57	2,951,972	2,786,818	5,738,790
Total			$1.11	$5,603,185	$5,458,336	$11,061,521

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)
(Unaudited)
Note 10. Discretionary Repurchase of Shares of Common Stock and Distributions (continued)

The following table summarizes the settlement of distributions declared and recorded as of December 31, 2023 and the subsequent payment and issuance of those distributions for the six months ended June 30, 2024.

Date Declared	Record Date	Payment/Issuance Date	Amount Per Share	Amount Paid in Cash	Amount Settled via Newly Issued Shares	Total
For the six months ended June 30, 2024:
December 31, 2023	December 31, 2023	January 31, 2024	$0.79	$2,961,399	$3,000,821	$5,962,220
April 3, 2024	April 3, 2024	May 16, 2024	0.75	3,061,044	2,838,215	5,899,259
Total			$1.54	$6,022,443	$5,839,036	$11,861,479

Note 11. Commitments, Contingencies, and Risks

Commitments: As of June 30, 2025 and December 31, 2024, the Company had $12,080,871 and $20,353,563 in outstanding commitments to direct investments and $1,101,695 and $1,101,695 in outstanding commitments to fund investments.

June 30, 2025	Outstanding Commitments
Direct Investments
Ambient Enterprises Holdco LLC	$1,460,924
The Range NYC, LLC (dba Five Iron Golf)	1,680,672
Consolidated Machine & Tool Holdings, LLC	161,021
Kelso Industries	1,921,111
Qualified Digital	6,857,143
Total Direct Investments	$12,080,871

Fund Investments
Madryn Select Opportunities, LP	$1,101,695
Total Fund Investments	$1,101,695

Total	$13,182,566

December 31, 2024	Outstanding Commitments
Direct Investments
Ambient Enterprises Holdco LLC	$1,773,731
Kelso Industries	5,000,000
Qualified Digital, LLC	6,857,143
The Range NYC, LLC (dba Five Iron Golf)	6,722,689
Total Direct Investments	$20,353,563

Fund Investments
Madryn Select Opportunities, LP	$1,101,695
Total Fund Investments	$1,101,695

Total	$21,455,258

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)
(Unaudited)
Management believes that the Company’s available cash balances and line of credit provide sufficient funds to cover its unfunded commitments as of June 30, 2025 and December 31, 2024.

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

Note 12. Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2025 and 2024:

	For the six months ended June 30,
	2025	2024
Per share data:
Net asset value at beginning of period	$24.43	$24.78
Net investment income (loss) (1)	1.10	1.39
Net realized and unrealized gain (loss) (1)	(0.62)	(1.09)
Net increase (decrease) in net assets resulting from operations (1)	0.48	0.30
Stockholder distributions (2)	(1.11)	(0.75)
Dividend reinvestment plan distributions (2)	(0.55)	(0.76)
Other (3)	1.19	0.81
Net asset value at end of period	$24.44	$24.38
Net assets at end of period	$245,047,744	$203,617,028
Shares outstanding at end of period	10,026,343	8,351,719
Total return (4)	4.62%	4.57%
Ratio/Supplemental data:
Ratio of expenses to average net assets before incentive fees(5)	7.07%	11.00%
Ratio of expenses to average net assets after incentive fees and waivers (5)	7.95%	12.20%
Ratio of net investment income (loss) to average net assets before incentive fees and waivers(5)	9.35%	13.70%
Ratio of net investment income (loss) to average net assets after incentive fees and waivers(5)	8.48%	12.50%
Portfolio turnover (6)	7.22%	0.59%

(1)	The per share data was derived by using the weighted average shares outstanding during the periods presented.
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

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)
(Unaudited)

13. Subsequent Events

The Company has evaluated subsequent events through August 14, 2025, the date on which the consolidated financial statements were issued.
On July 7, 2025,  the Company issued a capital call of $3,735,000.
On July 8, 2025, the Company declared a dividend of $0.59 per share to stockholders of record as of June 30, 2025, which will be payable in the form of cash and shares on August 19, 2025.

On August 19, 2025, the Company intends to pay a total distribution of $5,915,542, of which $3,183,327 will be paid in cash and $2,732,215 in the form of shares.

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

Portfolio and Investment Activity:

For the six months ended June 30, 2025, the Company invested (net of original issue discount) $12,312,500 in one new portfolio company and invested $15,353,701 in 17 existing portfolio companies as reflected in the Consolidated Schedule of Investments. For the six months ended June 30, 2024, the Company did not invest in any new portfolio companies and invested $2,134,380 in three existing portfolio companies as reflected in the Consolidated Schedule of Investments.

The Company had $21,714,650 and $36,530,329, respectively, in principal repayments for the three and six months ended June 30, 2025, of which $34,701,803 was received in cash as of June 30, 2025 (with the remaining balance as the change in receivable from December 31, 2024). The Company had $22,689,371 and $45,509,474, respectively in principal repayments for the three and six months ended June 30, 2024, of which $46,038,238 was received in cash as of June 30, 2024 (with the remaining balance as the change in receivable from December 31, 2023).

As of June 30, 2025 and December 31, 2024, the Company’s investments consisted of the following:

	June 30, 2025		December 31, 2024
Fair Value:
First Lien Senior Secured Loan	$289,806,939	81.40%	$304,120,042	80.50%
Second Lien Senior Secured Loan	-	-	6,034,048	1.60
Senior Secured Notes	-	-	341,103	0.10
Senior Unsecured Notes	3,733,001	1.00	3,427,073	0.90
Preferred Equity Securities	54,383,715	15.30	53,603,056	14.20
Warrants and Other Equity Securities	6,217,841	1.70	7,426,377	2.00
Fund Investments	2,165,570	0.60	2,688,619	0.70
Total	$356,307,066	100.00%	$377,640,318	100.00%

The table below describes investments by industry composition based on fair value as of June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
Fair Value:
Aerospace & Defense	$8,426,398	2.40%	$8,103,579	2.10%
Chemicals	14,737,500	4.10	14,812,499	3.90
Commercial Services & Supplies	4,087,202	1.10	3,908,639	1.00
Construction & Engineering	73,998,283	20.80	83,705,436	22.30
Consumer Finance	3,733,001	1.00	3,427,073	0.90
Distributors	7,861,976	2.20	13,163,459	3.50
Diversified Financials	2,165,570	0.60	2,688,619	0.70
Diversified Telecommunication Services	24,070,751	6.80	23,137,607	6.10
Electrical Equipment	1,535,419	0.40	5,729,737	1.50
Entertainment	14,674,974	4.10	14,317,635	3.80
Food Products	11,870,427	3.30	11,608,503	3.10
Healthcare Providers & Services	38,289,120	10.70	41,162,604	10.90
Hotels, Restaurants & Leisure	6,588,824	1.80	4,910,952	1.30
Household Durables	3,804,272	1.10	3,057,209	0.80
Household Products	4,564,284	1.30	4,990,960	1.30
IT Services	12,173,487	3.40	12,558,929	3.30
Leisure Products	3,614,288	1.00	3,230,877	0.90
Machinery	4,050,749	1.10	4,217,950	1.10
Media	21,874,583	6.10	26,926,042	7.10
Personal Products	4,311,712	1.20	4,404,301	1.20
Professional Services	59,216,453	16.60	58,307,390	15.40
Software	683,169	0.20	965,151	0.30
Specialty Retail	6,929,067	2.00	6,703,118	1.80
Trading Companies & Distributors	13,017,063	3.80	11,262,596	3.00
Transportation Infrastructure	10,028,494	2.90	10,339,453	2.70
Total	$356,307,066	100.00%	$377,640,318	100.00%

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

The following table shows the distribution of the Company’s investments on the 1 to 5 investment performance risk rating scale as of June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments	Investments at Fair Value	Percentage of Total Investments
1	$28,882,546	8.10%	$59,536,590	15.80%
2	222,846,137	62.50	216,885,848	57.40
3	50,914,206	14.30	46,456,529	12.30
4	46,642,492	13.10	50,022,148	13.20
5	7,021,685	2.00	4,739,203	1.30
Total	$356,307,066	100.00%	$377,640,318	100.00%

Results of Operations:

The following tables represent the operating results for the three and six months ended June 30, 2025 and 2024:

	For the three months ended June 30,
	2025	2024
Total investment income	$10,709,930	$11,559,332
Total expenses	4,531,149	6,303,934
Net investment income before fee waivers	6,178,781	5,255,398
Net investment income	6,178,781	5,255,398
Net realized gain (loss) on investments	2,488,217	2,034,517
Net change in unrealized gain (loss) on investments	(5,623,775)	(7,318,171)
Income tax expense	(165,000)	-
Benefit (provision) for taxes change in unrealized appreciation (depreciation) on investments	1,760,115	-
Net increase (decrease) in net assets resulting from operations	$4,638,338	$(28,256)

	For the six months ended June 30,
	2025	2024
Total investment income	$21,057,245	$24,016,118
Total expenses	10,106,460	13,038,221
Net investment income before fee waivers	10,950,785	10,977,897
Net investment income after fee waivers	10,950,785	10,977,897
Net realized gain (loss) on investments	4,352,098	2,034,517
Net change in unrealized gain (loss) on investments	(10,504,360)	(10,635,896)
Income tax expense	(722,415)	-
Benefit (provision) for taxes change in unrealized appreciation (depreciation) on investments	1,709,967	-
Net increase (decrease) in net assets resulting from operations	$5,786,075	$2,376,518

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

Investment Income:

The composition of the Company’s investment income was as follows for the three and six months ended June 30, 2025 and 2024:

	For the three months ended June 30, 2025	For the three months ended June 30, 2024
Non-controlled/non-affiliate investment income
Interest income	$8,485,427	$9,369,453
PIK interest income	668,499	1,000,515
Dividend income	467,432	328,497
Other income	259,042	35,816
Controlled/affiliate investment income
Interest income	583,029	732,350
PIK interest income	213,641	92,701
Other income	32,860	-
Total investment income	$10,709,930	$11,559,332

	For the six months ended June 30, 2025	For the six months ended June 30, 2024
Non-controlled/non-affiliate investment income
Interest income	$16,519,615	$20,110,443
PIK interest income	1,508,387	2,425,954
Dividend income	688,739	328,497
Other income	437,229	173,344
Controlled/affiliate investment income
Interest income	1,445,338	840,076
PIK interest income	425,077	137,804
Other income	32,860	-
Total investment income	$21,057,245	$24,016,118

Operating Expenses:

The composition of the Company’s operating expenses was as follows for the three and six months ended June 30, 2025 and 2024:

	For the three months ended June 30,
	2025	2024

Interest and other financing fees	$1,298,543	$3,363,310
Incentive fees (Note 6)	1,275,636	1,118,488
Management fees (Note 6)	1,173,157	1,076,579
Professional fees	411,817	424,727
General and administrative fees	230,036	183,021
Legal expenses	106,960	114,189
Director expenses	35,000	23,620
Expenses	4,531,149	6,303,934
Income tax expense	165,000	-
Total Expenses	$4,696,149	$6,303,934

	For the six months ended June 30,
	2025	2024
Interest and other financing fees	$3,840,320	$7,104,501
Management fees (Note 6)	2,360,804	2,228,646
Incentive fees (Note 6)	2,142,038	2,344,006
Professional fees	1,009,862	805,079
General and administrative fees	490,416	313,042
Legal expenses	193,020	195,707
Director expenses	70,000	47,240
Expenses	10,106,460	13,038,221
Income tax expense	722,415	-
Total Expenses	$10,828,875	$13,038,221

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

To qualify as a RIC under Subchapter M of the Code, the Company must, among other things, meet certain source-of-income and asset diversification requirements.  In addition, to qualify for RIC tax treatment, the Company must distribute to its Stockholders, for each taxable year, at least 90.0% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses.  In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98.0% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one year period ending October 31 in that calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years and on which the Company paid no U.S. federal income tax.  The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4.0% nondeductible U.S. federal excise tax on this income. For the six months ended June 30, 2025 the Company recorded a net tax expense of $722,415, and a benefit in deferred taxes on unrealized depreciation on investments of $1,709,967. For the year ended December 31, 2024 the Company recorded a tax expense of $37,907, and a provision in deferred taxes on unrealized appreciation on investments of $6,094,196.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”).  ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements.  ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year.  It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense.  The Company did not record any uncertain income tax positions for the six months ended June 30, 2025 and the year ended December 31, 2024 on the Consolidated Statements of Assets and Liabilities.

Net Increase (Decrease) in Net Assets Resulting from Operations:

For the three and six months ended June 30, 2025, the net increase (decrease) in net assets resulting from operations was $4,638,338 and $5,786,075, respectively. Based on the weighted average shares of Common Stock outstanding for the three and six months ended June 30, 2025, the Company’s per share net increase (decrease) in net assets resulting from operations was $0.30 and $0.48, respectively.

For the three and six months ended June 30, 2024, the net increase (decrease) in net assets resulting from operations was $(28,256) and $2,376,518, respectively. Based on the weighted average shares of Common Stock outstanding for the three and six months ended June 30, 2024, the Company’s per share net increase (decrease) in net assets resulting from operations was $0.0 and $0.30, respectively.

Financial Condition, Liquidity and Capital Resources:

The Company will generate cash primarily from the net proceeds generated from private offerings, and from cash flows from fees, interest and dividends earned from investments and principal repayments, proceeds from sales of investments and borrowings under the Company’s Secured Credit Facility. The Company’s primary use of funds will be direct credit and equity investments in SMBs, payments of expenses and distributions to holders of the Company’s Common Stock and, to a lesser extent, the Company may invest in limited partnership interests of funds focused on making investments in SMBs. As of June 30, 2025 and December 31, 2024, the Company had approximately $7.9 million and $4.0 million, respectively, in cash on deposit with financial institutions and $108.7 million and $122.5 million, respectively, in debt outstanding.

In accordance with the 1940 Act, the Company generally is required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all borrowings and any preferred stock that may be issued in the future, of at least 150%. If this ratio declines below 150%, the Company cannot incur additional debt and could be required to sell a portion of the Company’s investments to repay some debt when it is disadvantageous to do so. On May 14, 2021, Stockholders of the Company approved the adoption of the 150% threshold pursuant to Section 61(a)(2) of the 1940 Act and such election became effective that same day. As of June 30, 2025 and December 31, 2024, the Company's asset coverage for total borrowings and other senior securities was 325% and 209%, respectively.

Capital Contributions:

For the three and six months ended June 30, 2025 and for the year ended December 31, 2024, the Company entered into subscription agreements (collectively, the “Subscription Agreements”) with new investors, providing for the private placement of common shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase common shares up to the amount of their respective capital commitments on an as-needed basis with a minimum of 8 business days’ prior notice. As of June 30, 2025 and December 31, 2024, the Company had received capital commitments totaling $283.7 million and $273.1 million, respectively.

The following tables summarize the issuance of shares for the six months ended June 30, 2025 and 2024:

Date	Price per share	Shares Issued	Proceeds
For the six months ended June 30, 2025
April 21, 2025	$24.52	357,811	$8,773,518
June 13, 2025	24.70	87,530	2,162,000
		445,341	$10,935,518

Date	Price per share	Shares Issued	Proceeds
Stock issued in connection with dividend reinvestment plan
January 31, 2025	$24.47	109,175	$2,671,518
May 20, 2025	24.55	113,516	2,786,818
		222,691	$5,458,336
Total		668,032	$16,393,854

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

The following table summarizes the settlement of distributions declared and recorded and the subsequent payment and issuance of those distributions for the six months ended June 30, 2025.

Date Declared	Record Date	Payment/Issuance Date	Amount Per Share	Amount Paid in Cash	Amount Settled via Newly Issued Shares	Total
For the six months ended June 30, 2025
December 31, 2024	December 31, 2024	January 31, 2025	$0.54	$2,651,213	$2,671,518	$5,322,731
April 1, 2025	April 23, 2025	May 20, 2025	0.57	2,951,972	2,786,818	5,738,790
Total			$1.11	$5,603,185	$5,458,336	$11,061,521

The following table summarizes the settlement of distributions declared and recorded and the subsequent payment and issuance of those distributions for the six months ended June 30, 2024:

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

Credit Agreements

On July 2, 2021, the Company entered into a Loan and Servicing Agreement (the “Loan Agreement”) with Sterling National Bank (“SNB”), which provides for a $55 million senior secured revolving credit facility (“Secured Credit Facility”). In February 2022, SNB was subsequently acquired by Webster Bank (“Webster”), which took over the relationship with the Company. On January 12, 2022, the Company entered into a second amendment to the Secured Credit Facility to upsize the Secured Credit Facility to $80 million. On May 6, 2022, the Company entered into an amendment to the Secured Credit Facility to upsize the Secured Credit Facility to $125 million. On September 16, 2022, the Company entered into an amendment to the Secured Credit Facility to upsize the Secured Credit Facility to $200 million. On May 9, 2024, the Company entered into an amendment to the Secured Credit Facility to reassign commitment amounts and negotiate Secured Credit Facility fees. On June 27, 2025, the Company entered into an amendment to the Secured Credit Facility to reduce the Applicable Spread to 2.30%, plus following the occurrence and during the continuation of an Event of Default, 2.00%.

As of June 30, 2025 and December 31, 2024, the Secured Credit Facility commitment amounts were as follows:

Secured Credit Facility Lender	As of June 30, 2025 Commitment	As of December 31, 2024 Commitment
Webster Bank	$67,500,000	$67,500,000
Dime Community Bank	25,000,000	25,000,000
First Foundation Bank	20,000,000	20,000,000
Mitsubishi HC Capital America, Inc.	20,000,000	20,000,000
Woodforest National Bank	20,000,000	20,000,000
Peapack-Gladstone Bank	17,000,000	17,000,000
Hanmai Bank	15,500,000	15,500,000
Apple Bank	15,000,000	15,000,000
Total Commitment	$200,000,000	$200,000,000

Borrowings can be increased to a maximum of $350 million in accordance with the Secured Credit Facility accordion feature terms and conditions and are limited by various advance rates and concentration limits.

As of June 30, 2025 and December 31, 2024, the total fair value of the borrowings outstanding under the Secured Credit Facility was $108,700,000  and $122,500,000, respectively.

Inclusive of syndication, agency, and administrative fees paid to Webster, the total annualized cost of capital is estimated to be 8.0%. The Company will also pay a non-utilization fee on the average daily unused amount of the aggregate commitments until the commitment termination date (as defined in the Loan Agreement). As of June 30, 2025, the total commitments under the Secured Credit Facility were $200 million. Proceeds from borrowings under the Secured Credit Facility may be used to finance certain investments, fulfill payment obligations under the Secured Credit Facility, make distributions/payments permitted by the Loan Agreement. All amounts outstanding under the Secured Credit Facility must be repaid by June 30, 2028. The Company’s obligations to the lenders under the Secured Credit Facility are secured by a first priority security interest in substantially all of the Company’s assets, subject to certain exclusions.

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

The fair value of the borrowings outstanding under the Secured Credit Facility is based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. The components of the Company’s interest expense and other debt financing expenses, average outstanding balances and average stated interest rates (i.e. the rate in effect plus spread) were as follows:

	For the six months ended June 30,
	2025	2024
Interest expense - Secured Credit Facility	$4,377,859	$6,242,500
Unused commitment fees	198,423	118,847
Amortization of deferred financing costs	307,750	284,919
Administration fees	(1,043,712)	458,235
Total interest and other debt financing fees	$3,840,320	$7,104,501
Average debt outstanding	$121,069,061	$152,983,516
Average stated interest rate	7.29%	8.18%

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

The Board, with the assistance of the Advisor, the Company’s audit committee, and an independent third-party valuation firm engaged at the direction of the Board, will determine the fair value of the Company’s assets, including such assets that are not publicly traded or whose market prices are not readily available, on at least a quarterly basis, in accordance with the terms of ASC Topic 820, Fair Value Measurement and Disclosures. The audit committee is comprised of the Independent Directors.

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

All of the Company’s relevant credit agreements have transitioned to Secured Overnight Financing Rate (“SOFR”) as of December 31, 2024.

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

Assuming that the Consolidated Statements of Assets and Liabilities as of June 30, 2025 was to remain constant and that we took no actions to alter the Company’s existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change in Interest Rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in net investment income
Down 100 basis points	$(2,730,825)	$(1,087,000)	$(1,643,825)
Down 50 basis points	(1,378,408)	(543,500)	(834,908)
Down 25 basis points	(695,202)	(271,750)	(423,452)
Up 25 basis points	695,202	271,750	423,452
Up 50 basis points	1,390,404	543,500	846,904
Up 100 basis points	2,780,809	1,087,000	1,693,809
Up 200 basis points	5,561,618	2,174,000	3,387,618
Up 300 basis points	8,342,426	3,261,000	5,081,426

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

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2025. It should be noted that any system of controls, regardless of design and execution, can provide only reasonable assurance of achieving the desired control objectives.

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

There have been no material changes during the six months ended June 30, 2025 to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 31, 2025. If any of such changes or risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the value of our securities could decline, and you may lose all or part of your investment.

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

During the fiscal quarter ended June 30, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

10.10^	Fifth Amendment to Loan and Servicing Agreement, dated as of June 27, 2025, by and among the Company, as the Borrower, and Webster Bank, N.A. (f/k/a Sterling National Bank), as the Agent, and the Lenders party thereto (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on July 1, 2025)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
**	Furnished herewith.
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

Star Mountain Lower Middle-Market Capital Corp.

Date: August 14, 2025	By:	/s/ Brett A. Hickey
	Name:	Brett A. Hickey
	Title:	Chief Executive Officer and President

Date: August 14, 2025	By:	/s/ Christopher J. Gimbert
	Name:	Christopher J. Gimbert
	Title:	Chief Financial Officer