Form 10-Q
period 2025-09-30
Star Mountain Lower Middle-Market Capital Corp
filed 2025-11-14
CIK 1786835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 14, 2025, the registrant had 10,042,249 shares of common stock, $0.001 par value, outstanding.

Part I. Financial Information
Item 1.	Financial Statements.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Consolidated Statements of Assets and Liabilities

	September 30, 2025 (unaudited)	December 31, 2024
ASSETS
Non-controlled/non-affiliate investments at fair value (amortized cost of $313,343,274 and $325,265,220 as of September 30, 2025 and December 31, 2024, respectively)	$302,734,701	$326,959,520
Controlled/affiliate investments at fair value (amortized cost of $62,366,032 and $52,910,374 as of September 30, 2025 and December 31, 2024, respectively)	61,784,818	50,680,798
Cash	3,721,412	4,028,665
Interest receivable	4,452,350	3,887,028
Deferred financing cost	1,689,411	2,169,211
Receivable for investments sold	367,810	-
Paydown receivable	71,244	341,471
Other receivable	57,498	-
Prepaid expenses	41,447	6,748
Total assets	374,920,691	388,073,441

LIABILITIES

Credit facility payable	110,750,000	122,500,000
Redemptions payable	6,095,288	5,637,890
Incentive fees payable (Note 6)	5,510,270	2,813,724
Deferred tax liabilities	3,954,326	6,094,196
Credit facility interest payable	1,967,390	2,267,199
Management fees payable (Note 6)	1,161,778	1,157,509
Subscriptions received in advance	802,500	-
Professional fees payable	401,259	434,744
Reimbursement expense payable	156,416	77,275
Other payables	59,369	900,145
Legal fees payable	60,706	37,883
Taxes payable	29,149	-
Distributions payable	-	5,322,771
Total liabilities	130,948,451	147,243,336

Commitments and contingencies (Note 11)

Net assets	$243,972,240	$240,830,105

NET ASSETS
Common shares, $0.001 par value (200,000,000 shares authorized, 10,042,249 and 9,857,301 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively)	$10,043	$9,858
Additional paid-in capital	251,065,709	246,622,366
Accumulated undistributed (overdistributed) earnings	(7,103,512)	(5,802,119)
Total net assets	$243,972,240	$240,830,105

Net asset value per share	$24.29	$24.43

See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Consolidated Statements of Operations
 (Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Non-controlled/non-affiliate investment income:
Interest income	$7,421,040	$7,576,521	$23,940,656	$27,698,324
PIK interest income	678,019	615,739	2,186,406	3,041,693
Other income	505,158	8,208	942,387	170,192
Dividend income	111,533	30,964	800,272	153,177
Controlled/affiliate investment income:
Interest income	441,910	1,069,033	1,887,248	1,909,109
PIK interest income	123,615	139,866	548,692	277,670
Other income	6,186	-	39,046	-
Dividend income	-	-	-	206,284
Total investment income:	9,287,461	9,440,331	30,344,707	33,456,449

Operating expenses:
Interest and other financing fees	2,165,975	3,106,779	6,006,295	10,211,280
Management fees (Note 6)	1,161,778	1,078,294	3,522,582	3,306,940
Incentive fees (Note 6)	554,509	801,653	2,696,547	3,145,659
Professional fees	578,842	384,728	1,588,705	1,189,807
General and administrative fees	256,142	130,727	746,558	443,769
Legal expenses	197,690	97,305	390,710	293,012
Director expenses	35,000	61,510	105,000	108,750
Tax expenses	10,607	-	10,607	-
Total expenses before fee waivers	4,960,543	5,660,996	15,067,004	18,699,217
Net investment income before fee waivers	4,326,918	3,779,335	15,277,703	14,757,232
Incentive fee waiver (Note 6)	-	(1,120,588)	-	(1,120,588)
Total expenses	4,960,543	4,540,408	15,067,004	17,578,629
Net investment income before taxes	4,326,918	4,899,923	15,277,703	15,877,820
Income tax expense	38,585	-	761,000	-
Net investment income	4,288,333	4,899,923	14,516,703	15,877,820

Net gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliate investments	-	-	4,352,098	2,034,517
Net realized gain (loss) on investments	-	-	4,352,098	2,034,517

Net change in unrealized gain (loss):
Non-controlled/non-affiliate investments	(758,722)	540,742	(12,302,873)	(3,558,865)
Controlled/affiliate investments	608,571	(767,183)	1,648,362	(7,303,472)
Net change in unrealized gain (loss) on investments	(150,151)	(226,441)	(10,654,511)	(10,862,337)

Net gain (loss)	(150,151)	(226,441)	(6,302,413)	(8,827,820)

Benefit (provision) for taxes on change in unrealized appreciation (depreciation) on investments	429,903	-	2,139,870	-

Net increase (decrease) in net assets resulting from operations	$4,568,085	$4,673,482	$10,354,160	$7,050,000

Per common share data:
Net investment income per share - basic and diluted	$0.43	$0.58	$1.52	$1.96
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.41	$0.55	$0.89	$0.87
Weighted average shares outstanding - basic and diluted	10,084,256	8,507,138	10,023,223	8,099,067

See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Consolidated Statements of Changes in Net Assets
(Unaudited)

	Common Stock			Accumulated undistributed
For the three months ended September 30, 2024	Number of shares	Par value of shares	Additional paid- in capital	(overdistributed) earnings	Total net assets
Balance, June 30, 2024	8,351,719	$8,352	$208,213,661	$(4,604,985)	$203,617,028
Net investment income	-	-	-	4,899,923	4,899,923
Net change in unrealized gain (loss) on investments	-	-	-	(226,441)	(226,441)
Issuance of common shares	717,571	718	17,098,997	-	17,099,715
Purchase of shares in repurchase offer	(208,793)	(209)	(5,067,196)	-	(5,067,405)
Distributions declared to stockholders	-	-	-	(5,261,583)	(5,261,583)
Stock issued in connection with dividend reinvestment plan	103,753	104	2,527,729	-	2,527,833
Balance, September 30, 2024	8,964,250	$8,965	$222,773,191	$(5,193,086)	$217,589,070

For the three months ended September 30, 2025
Balance, June 30, 2025	10,026,343	$10,027	$250,792,551	$(5,754,834)	$245,047,744
Net investment income	-	-	-	4,288,333	4,288,333
Net change in unrealized gain (loss) on investments	-	-	-	(150,151)	(150,151)
Benefit (provision) for taxes on change in unrealized appreciation (depreciation) on investments	-	-	-	429,903	429,903
Issuance of common shares	155,142	155	3,659,845	-	3,660,000
Purchases of shares in repurchase offer	(250,938)	(251)	(6,095,037)	-	(6,095,288)
Distributions declared to stockholders	-	-	-	(5,916,763)	(5,916,763)
Stock issued in connection with dividend reinvestment plan	111,702	112	2,708,350	-	2,708,462
Balance, September 30, 2025	10,042,249	$10,043	$251,065,709	$(7,103,512)	$243,972,240

	Common Stock			Accumulated undistributed
For the nine months ended September 30, 2024	Number of shares	Par value of shares	Additional paid- in capital	(overdistributed) earnings	Total net assets
Balance, December 31, 2023	7,687,482	$7,688	$191,535,145	$(1,082,244)	$190,460,589
Net investment income	-	-	-	15,877,820	15,877,820
Net realized gain (loss)	-	-	-	2,034,517	2,034,517
Net change in unrealized gain (loss) on investments	-	-	-	(10,862,337)	(10,862,337)
Issuance of common shares	1,530,770	1,531	37,299,934	-	37,301,465
Contribution receivable	-	-	110,891	-	110,891
Purchase of shares in repurchase offer	(591,644)	(592)	(14,539,310)	-	(14,539,902)
Distributions declared to stockholders	-	-	-	(11,160,842)	(11,160,842)
Stock issued in connection with dividend reinvestment plan	337,642	338	8,366,531	-	8,366,869
Balance, September 30, 2024	8,964,250	$8,965	$222,773,191	$(5,193,086)	$217,589,070

For the nine months ended September 30, 2025
Balance, December 31, 2024	9,857,301	$9,858	$246,622,366	$(5,802,119)	$240,830,105
Net investment income	-	-	-	14,516,703	14,516,703
Net realized gain (loss)	-	-	-	4,352,098	4,352,098
Net change in unrealized gain (loss) on investments	-	-	-	(10,654,511)	(10,654,511)
Benefit (provision) for taxes on change in unrealized appreciation (depreciation) on investments	-	-	-	2,139,870	2,139,870
Issuance of common shares	600,483	600	14,594,918	-	14,595,518
Purchases of shares in repurchase offer	(749,928)	(750)	(18,318,038)	-	(18,318,788)
Distributions declared to stockholders	-	-	-	(11,655,553)	(11,655,553)
Stock issued in connection with dividend reinvestment plan	334,393	335	8,166,463	-	8,166,798
Balance, September 30, 2025	10,042,249	$10,043	$251,065,709	$(7,103,512)	$243,972,240

See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Consolidated Statements of Cash Flows
(Unaudited)

	For the nine months ended September 30,
	2025	2024
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$10,354,160	$7,050,000
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments	(4,352,098)	(2,034,517)
Net change in unrealized (gain) loss on investments	10,654,511	10,862,337
Net accretion of discounts and amortization of premiums	(1,469,297)	(1,360,643)
Purchases of investments	(38,952,338)	(23,076,555)
Proceeds from sales of investments	7,761,589	2,749,081
Proceeds from principal payments	42,483,756	48,244,155
Amortization of deferred financing costs	464,175	437,281
Payment-in-kind interest income	(2,735,098)	(3,319,363)
Changes in operating assets and liabilities:
Interest receivable	(565,322)	(1,079,673)
Receivable for investments sold	(367,810)	-
Other receivables	(57,498)	-
Prepaid expenses	(34,699)	(40,215)
Management fees payable (Note 6)	4,269	(43,118)
Incentive fees payable (Note 6)	2,696,546	(1,936,406)
Credit facility interest payable	(299,809)	(821,299)
Professional fees payable	(33,485)	(26,549)
Deferred tax liabilities	(2,139,870)	-
Other payables	(840,776)	(148,913)
Taxes payable	29,149	-
Legal fees payable	22,823	8,318
Reimbursement expense payable	79,142	(26,467)
Net cash provided by (used in) operating activities	22,702,020	35,437,454

Cash flows from financing activities:
Proceeds from issuance of common shares, including subscriptions received in advance	15,398,018	37,313,965
Payments in repurchase of shares	(17,861,390)	(14,173,190)
Proceeds from credit facility	47,200,000	12,000,000
Repayments of credit facility	(58,950,000)	(59,000,000)
Distributions paid	(8,811,526)	(8,739,781)
Deferred financing and debt issuance costs paid	15,625	(1,916,001)
Net cash provided by (used in) financing activities	(23,009,273)	(34,515,007)

Net increase (decrease) in Cash	(307,253)	922,447
Cash, beginning of period	4,028,665	5,045,540
Cash, end of period	$3,721,412	$5,967,987

Supplemental disclosures of cash flow information:
Non cash operating activities:
Interest received in kind	$2,735,098	$3,319,363

Supplemental and non cash financing activities:
Shares issued from dividend reinvestment plan (see Note 10)	$8,166,798	$8,366,869
Supplemental Information:
Cash paid for interest	$6,516,586	$9,790,764

See accompanying notes.

 STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Consolidated Schedule of Investments
September 30, 2025
 (Unaudited)

Portfolio Company (1)(2)(3)(4)(5)(6)	Footnotes	Spread Above Index (7)	Interest Rate	Acquisition Date	Maturity	Principal, Shares, Units	Amortized Cost (8)	Fair Value (9)	% of Net Assets
Investments
Non-controlled/non-affiliate investments
First lien senior secured term loan
Aerospace & Defense
Consolidated Machine & Tool Holdings, LLC	(17)(19)(22)(23)	S + 13.01% PIK	17.36% PIK	1/15/2020	1/15/2025	467,915	$585,090	$-	0.0%
Consolidated Machine & Tool Holdings, LLC	(13)(19)(22)(23)	-	20.00% PIK	11/22/2023	1/15/2025	45,085	28,564	-	0.0
Consolidated Machine & Tool Holdings, LLC	(13)(18)(19)(22)(23)	-	13.00% PIK	11/22/2023	1/15/2025	30,319	62,094	-	0.0
Consolidated Machine & Tool Holdings, LLC	(13)(19)	-	11.00% Cash + 2.00% PIK	5/22/2024	6/30/2026	54,317	68,504	-	0.0
						597,636	744,252	-	0.0
Chemicals
Douglas Products and Packaging Company, LLC	(10)(16)	S + 7.05%	11.36%	9/20/2023	9/20/2028	19,949,258	19,518,109	19,949,256	8.3
						19,949,258	19,518,109	19,949,256	8.3
Commercial Services & Supplies
Swyft AcquireCo LLC (dba Swyft Filings)	(15)(16)	S + 2.75%	7.06%	12/20/2021	12/20/2027	287,347	286,891	287,347	0.1
Swyft AcquireCo LLC (dba Swyft Filings)	(10)(16)	S + 7.66%	11.97%	12/20/2021	12/20/2027	3,682,383	3,654,502	3,653,660	1.5
Versar Inc.	(10)(17)	S + 9.77%	14.12%	8/4/2023	8/4/2028	10,000,000	9,738,927	10,021,500	4.1
						13,969,730	13,680,320	13,962,507	5.7
Construction & Engineering
Fremont-Wright, LLC	(16)	S + 9.20%	13.51%	12/2/2020	6/30/2026	4,070,486	4,070,486	4,070,486	1.8
Kassel Mechanical, LLC	(16)	S + 7.15% Cash + 0.85% PIK	11.46% Cash + 0.85% PIK	3/17/2025	9/17/2029	12,400,413	12,229,615	12,317,681	5.1
Kelso Industries	(17)	S + 5.75%	10.10%	12/31/2024	12/30/2029	9,065,627	8,914,578	9,065,627	3.7
Kelso Industries	(17)(18)	S + 5.75%	10.10%	3/12/2025	12/30/2029	5,015,607	2,455,520	2,455,520	1.0
MechanAir, LLC	(17)	S + 6.93% Cash + 4.77% PIK	11.28% Cash + 4.77% PIK	9/2/2021	9/2/2026	13,441,403	13,371,435	13,411,832	5.5
MechanAir, LLC	(13)	8.00% PIK	8.00% PIK	12/15/2023	9/2/2026	581,807	581,807	580,876	0.2
Vertical Mechanical Group, LLC		S + 8.92%	13.27%	5/12/2023	5/12/2028	9,180,000	8,999,289	9,200,196	3.8
						53,755,343	506,622,730	51,102,218	21.1
Distributors
48forty Intermediate Holdings, Inc.	(16)(19)	2.50% Cash + S + 3.60% PIK	2.50%Cash + 7.95% PIK	10/11/2022	11/30/2029	15,236,387	14,851,256	7,325,655	3.0
						15,236,387	14,851,256	7,325,655	3.0
Diversified Telecommunication Services
Gridsource Incorporated, LLC	(17)	S + 6.50	10.85%	12/16/2022	3/30/2029	14,071,583	13,826,957	14,071,583	5.8
						14,071,583	13,826,957	14,071,583	5.8
Electrical Equipment
Masterwork Electronics, Inc.	(17)(19)	S + 7.65%	12.00%	11/17/2022	11/17/2027	8,840,576	8,676,757	1,250,399	0.5
Masterwork Electronics, Inc.	(15)(17)(19)	S + 7.65%	12.00%	11/17/2022	11/17/2027	521,739	521,739	73,852	0.0
						9,362,315	9,198,496	1,324,251	0.5
Entertainment
Chicken Soup For The Soul, LLC	(16)(19)(23)	S + 8.70%	13.01%	10/29/2021	3/31/2024	6,380,856	6,380,856	2,447,378	1.0
Chicken Soup For The Soul, LLC	(19)	-	19.00% PIK	8/7/2025	8/7/2026	629,888	629,888	629,888	0.3
Linden Research, Inc. (dba Linden Labs)	(10)(17)	S + 7.52% Cash + 3.54% PIK	11.87% Cash + 3.54% PIK	12/31/2020	9/30/2026	4,154,502	4,135,304	4,154,502	1.7
NW Entertainment, LLC	(17)	S + 8.25%	12.60%	11/4/2022	11/4/2027	6,137,825	6,063,391	6,031,027	2.5
						17,303,071	17,209,439	13,262,795	5.5
Healthcare Providers & Services
BB-HH Platform, Inc. (dba Preferred Care Home Health)	(10)(17)	S + 7.65% Cash + 1.80% PIK	12.00% Cash + 1.80% PIK	5/16/2023	5/16/2028	6,884,971	6,779,265	6,884,971	2.8
IPA Intermediate Co., LLC (dba Integrated Pain Associates)	(17)	S + 7.75%	12.10%	1/9/2023	1/9/2028	12,393,723	12,215,266	12,393,723	5.1
Klein Hersh, LLC	(10)(17)	-	4.03% Cash	4/27/2022	4/27/2028	17,346,917	16,829,194	14,762,370	6.1
						36,625,611	35,823,725	34,041,064	14.0
Hotels, Restaurants & Leisure
The Range NYC, LLC (dba Five Iron Golf)	(17)(18)	S + 7.73%	12.08%	9/15/2022	9/15/2027	2,500,000	2,500,000	2,520,500	1.0
The Range NYC, LLC (dba Five Iron Golf)	(17)	S + 7.73%	12.08%	9/15/2022	9/15/2027	4,834,034	4,755,759	4,873,673	2.0
						7,334,034	7,255,759	7,394,173	3.0
Household Durables
SkyBell Technologies, Inc.	(19)(22)(23)	-	17.60% PIK	12/13/2019	12/13/2024	4,597,307	4,534,395	3,867,034	1.6
						4,597,307	4,534,395	3,867,034	1.6
Household Products
Coop Home Goods LLC (dba Coop Home Goods)	(10)(17)	S + 8.17%	12.52%	6/18/2021	6/27/2026	3,551,427	3,538,386	3,551,427	1.5
						3,551,427	3,538,386	3,551,427	1.5
IT Services
CSI IT, LLC (dba Consulting Solutions)	(17)	S + 10.76%	15.11%	1/29/2021	1/29/2026	11,980,766	11,937,533	11,980,766	4.9
						11,980,766	11,937,533	11,980,766	4.9
Machinery
Texas Contract Manufacturing Group, Inc.	(17)	S + 4.00% Cash + 4.00% PIK	S + 8.35% Cash + 4.00% PIK	4/27/2022	4/27/2027	4,483,598	4,429,955	3,691,347	1.5
						4,483,598	4,429,955	3,691,347	1.5
Media
PadSquad, LLC	(10)(17)	S + 7.62%	11.97%	3/30/2022	3/30/2027	2,620,175	2,598,193	2,620,175	1.1
Trailer Park Group Holdings LLC	(10)(17)	S + 7.36% Cash + 2.93% PIK	11.71% Cash + 2.93% PIK	8/2/2021	8/2/2026	14,943,177	14,838,199	13,935,260	5.7
						17,563,352	17,436,392	16,555,435	6.8
Personal Products
Japonesque, LLC	(10)(17)	S + 9.34% Cash + 0.69% PIK	13.69% Cash + 0.69% PIK	11/23/2021	6/30/2027	4,326,605	4,294,351	4,291,580	1.8
Japonesque, LLC		-	18.00% PIK	8/5/2025	6/30/2027	231,148	226,525	226,756	0.1
						4,557,753	4,520,876	4,518,336	1.9
Professional Services
CorTech, LLC	(17)	S + 7.70%	12.05%	6/3/2025	6/30/2026	7,546,280	7,530,540	7,408,183	3.0
Jefferson Consulting Group, LLC	(10)(17)	S + 3.29% Cash + 2.46% PIK	7.64% Cash + 2.46% PIK	7/1/2024	7/1/2029	8,635,124	8,503,593	8,060,025	3.3
PQT Ayaquhs, LLC (dba WWC Global)	(17)	S + 7.00%	11.35%	8/1/2022	8/1/2027	3,437,642	3,405,777	3,437,642	1.4
Qualified Digital, LLC	(17)(18)	S + 7.00%	11.35%	7/30/2024	7/30/2029	14,566,786	14,299,060	14,386,352	5.9
						34,185,832	33,738,970	33,292,202	13.6
Specialty Retail
Clearview Systems, LLC (dba Rip-it)	(10)(17)	S + 13.52% PIK	17.87% PIK	10/11/2022	10/11/2027	7,027,969	6,961,886	7,027,968	2.9
						7,027,969	6,961,886	7,027,968	2.9
Trading Companies & Distributors
Ambient Enterprises Holdco LLC	(17)(18)	S + 5.25%	9.60%	12/31/2024	6/30/2030	1,259,707	1,259,707	1,259,707	0.5
Ambient Enterprises Holdco LLC	(17)(18)	S + 5.25%	9.60%	12/31/2024	6/30/2030	6,388,595	6,298,369	6,350,902	2.6
Ambient Enterprises Holdco LLC	(17)(18)	S + 5.25%	9.60%	12/31/2024	6/30/2030	1,775,824	1,749,961	1,765,347	0.7
Ambient Enterprises Holdco LLC	(17)(18)	S + 5.25%	9.60%	7/3/2025	6/30/2030	515,850	502,699	515,850	0.2
Ambient Enterprises Holdco LLC	(17)(18)	S + 5.25%	9.60%	7/3/2025	6/30/2030	880,274	106,646	106,646	0.0
Ambient Enterprises Holdco LLC	(17)(18)	S + 5.25%	9.60%	12/31/2024	6/30/2030	509,220	-	-	0.0
						11,329,470	9,917,382	9,998,452	4.0
Transportation Infrastructure
TCP Acquisition, LLC (dba HighStar Traffic)	(17)	S + 6.65% Cash + 4.14% PIK	11.00% Cash + 4.14% PIK	7/26/2022	7/26/2027	9,984,615	9,891,206	9,853,816	4.0
						9,984,615	9,891,206	9,853,816	4.0
Total first lien senior secured term loan							$289,638,024	$266,770,285	109.6%

See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Consolidated Schedule of Investments – (continued)
September 30, 2025
 (Unaudited)
Portfolio Company (1)(2)(3)(4)(5)(6)	Footnotes	Spread Above Inex (7)	Interest Rate	Acquisition Date	Maturity	Principal, Shares, Units	Amortized Cost (8)	Fair Value (9)	% of Net Assets
Senior unsecured notes	(24)
Electrical Equipment
HH Masterwork Intermediate, Inc.	(19)(22)	-	17.00% PIK	11/17/2022	5/17/2028	2,155,820	$2,033,098	$-	0.0%
						2,155,820	2,033,098	-	0.0
Total senior unsecured notes							2,033,098	-	0.0

Preferred equity securities	(12)(24)
Commercial Services and Supplies
Swyft Filings Holdings, LLC	(13)(20)(21)(25)	-	8.00% PIK	12/20/2021	-	192,444	183,612	210,786	0.1
						192,444	183,612	210,786	0.1
Construction & Engineering
MechanAir Holdings, LLC	(13)(21)(25)	-	13.50% PIK	9/2/2021		1,704	1,703,499	1,352,299	0.6
MechanAir Holdings, LLC	(13)(21)(25)	-	13.50% PIK	9/17/2025	-	288	107,982	2,254,129	0.9
Vertical Mechanical Group Holdings, LLC	(21)(25)	-	8.00% PIK	5/12/2023	-	1,857,143	1,857,143	5,378,571	2.2
						1,859,135	3,668,624	8,984,999	3.7
Diversified Telecommunication Services
Gridsource Holdings, LLC	(21)(25)	-	8.00% PIK	3/9/2023	-	819,088	799,597	1,083,326	0.4
						819,088	799,597	1,083,326	0.4
Entertainment
NW Entertainment, LLC	(21)(25)	-	10.00% PIK	11/4/2022	-	1,183	1,134,428	1,333,347	0.5
NW Entertainment, LLC	(25)	-	12.00% PIK	2/27/2025	-	826	531,143	876,396	0.4
						2,009	1,665,571	2,209,743	0.9
Healthcare Providers & Services
IPA Investors, LP (dba Integrated Pain Associates)	(21)(25)	-	8.00% PIK	1/9/2023	-	2,749	2,573,151	3,001,880	1.2
						2,749	2,573,151	3,001,880	1.2
Media
PadSquad Holdings, LLC	(13)(21)(25)	-	6.00% Cash + 6.00% PIK	3/30/2022	-	720,767	1,964,204	3,124,041	1.3
Trailer Park Group Holdings, LLC Class A-1 Units	(13)(21)(25)	-	15.00% PIK	12/19/2023	-	40,888	73,599	80,275	0.0
Trailer Park Group Holdings LLC - Class A Units	(13)(21)(25)	-	8.00% PIK	8/2/2021	-	409,416	404,702	-	0.0
Trailer Park Group Holdings LLC	(13)(21)(25)	-	-	-	-	37,594	-	75,127	0.0
						1,208,665	2,442,505	3,279,443	1.3
Professional Services
Hometown Holdings JV, LLC (dba BWG Strategy)	(13)(21)(25)	-	8.00% Preferred Return	12/24/2020	-	666,667	659,761	763,134	0.3
JCFV Holdings, LLC	(21)(25)	-	-	7/1/2024	-	1,538,462	1,538,462	996,154	0.4
PQT Ayaquhs, LLC (dba WWC Global)	(13)(21)(25)	-	10.50% PIK	8/1/2022	-	5,774	1,064,516	4,609,675	1.9
SPC QD SM, LP	(21)(25)	-	-	7/30/2024	-	42	2,207,572	2,655,748	1.1
						2,210,945	5,470,311	9,024,711	3.7
Software
PureCars Technologies, LLC	(13)(21)(25)	-	8.00% PIK	4/17/2019	-	592	267,013	323,930	0.1
						592	267,013	323,930	0.1
Total preferred equity securities							17,070,384	28,118,818	11.4

Warrants and other equity securities	(12)(24)
Construction & Engineering
Fremont-Wright, LLC	(25)	-	-	12/2/2020	-	2	-	1,565,233	0.6
						2	-	1,565,233	0.6
Distributors
48forty Intermediate Holdings, Inc.	(19)(25)	-	-	10/11/2022	-	1,994	-	-	0.0
						1,994	-	-	0.0
Electrical Equipment
HH Masterwork Intermediate, Inc.	(19)(25)	-	-	11/17/2022	-	190,019	-	-	0.0
						190,019	-	-	0.0
Entertainment
LRI Holdco, LLC (dba Linden Labs)	(21)(25)	-	-	12/31/2020	-	1	-	187,829	0.1
LRI Holdco, LLC (dba Linden Labs)	(25)	-	-	12/31/2020	-	1	43,478	231,299	0.1
						2	43,478	419,128	0.2
Healthcare Providers & Services
Klein Hersh, LLC		-	-	4/27/2022	-	1,003	-	-	0.0
Nurses 24/7 Holdings, LLC	(21)(25)	-	-	5/26/2023	-	428,571	419,877	112,571	0.0
						429,574	419,877	112,571	0.0
Hotels, Restaurants & Leisure
The Range NYC, LLC (dba Five Iron Golf)	(25)	-	-	9/15/2022	-	21,210	71,599	40,673	0.0
						21,210	71,599	40,673	0.0
Household Durables
SkyBell Technologies, Inc.	(19)(25)	-	-	12/13/2019	-	1,917,813	-	-	0.0
						1,917,813	-	-	0.0
Household Products
CHG Parent Holding LLC (dba Coop Home Goods)	(21)(25)	-	-	6/18/2021	-	535,714	535,714	1,206,786	0.5
						535,714	535,714	1,206,786	0.5
Machinery
Texas Contract Manufacturing Group, Inc.	(25)	-	-	4/27/2022	-	1,602	-	-	0.0
						1,602	-	-	0.0
Media
Channel Factory Holdings, LLC	(13)(21)(25)	-	-	3/31/2025	-	819,478	-	1,063,262	0.4
						819,478	-	1,063,262	0.4
Professional Services
CorTech, LLC	(25)	-	-	6/30/2025		1	-	144,050	0.0
NSC Holdings, LLC	(21)(25)	-	-	4/26/2019	-	111	271,262	511,621	0.2
PQT Ayaquhs, LLC (dba WWC Global)	(25)	-	-	8/1/2022	-	645	-	387,096	0.2
						757	271,262	1,042,767	0.4
Software
Proactive Dealer Holdings Parent, LLC	(21)(25)	-	-	6/10/2024	-	445	730,271	274,620	0.1
						445	730,271	274,620	0.1
Total warrants and other equity securities							2,072,201	5,725,040	2.2

Fund investments
Diversified Financials
Madryn Select Opportunities, LP	(18)(25)	-	-	1/4/2022	-	2,855,855	2,529,567	2,120,558	0.9
						2,855,855	2,529,567	2,120,558	0.9
Total fund investments							2,529,567	2,120,558	0.9
Total non-controlled/non-affiliate investments							$313,343,274	$302,734,701	124.1%
See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Consolidated Schedule of Investments – (continued)
September 30, 2025
 (Unaudited)
Portfolio Company (1)(2)(3)(4)(5)(6)	Footnotes	Spread Above Index (7)	Interest Rate	Acquisition Date	Maturity	Principal, Shares, Units	Amortized Cost (8)	Fair Value (9)	% of Net Assets
Controlled/affiliate investments
First lien senior secured term loan
Aerospace & Defense
Delva Master Holdings	(11)(16)(19)	S+10.26%	14.57%	8/13/2025	9/1/2030	1,651,442	$1,651,442	$1,446,002	0.6%
						1,651,442	1,651,442	1,446,002	0.6
Construction & Engineering
Watt Acquisition, LLC	(10)(11)(17)	S + 8.69% Cash + 5.56% PIK	13.04% Cash + 5.56% PIK	4/15/2022	4/15/2027	1,602,558	1,591,278	1,602,558	0.7
						1,602,558	1,591,278	1,602,558	0.7
Diversified Telecommunication Services
Caregility Corporation	(11)(17)	S + 2.70% Cash + 6.56% PIK	7.05% Cash + 6.56% PIK	12/29/2021	10/31/2026	2,567,901	2,458,596	2,544,533	1.0
						2,567,901	2,458,596	2,544,533	1.0
Food Products
Uncle John’s Pride, LLC	(11)(16)	S+8.11%	12.42%	3/31/2022	3/31/2027	1,745,099	1,745,099	1,762,550	0.7
Uncle John’s Pride, LLC	(11)(16)	S+10.11%	14.42%	3/31/2022	3/31/2027	5,129,992	5,074,368	5,181,292	2.1
						6,875,091	6,819,467	6,943,842	2.8
Healthcare Providers & Services
Arrow Home Health, LLC (dba Acara Home Health)	(11)(17)	3M-S+8.50%	12.85%	3/19/2021	3/19/2026	797,086	785,059	723,156	0.3
						797,086	785,059	723,156	0.3
Leisure Products
MPUSA, LLC (dba Mission)	(11)(17)	S + 9.52 PIK	13.87% PIK	12/9/2021	12/9/2026	1,727,351	1,720,974	1,557,034	0.6
						1,727,351	1,720,974	1,557,034	0.6
Professional Services
Lasalle Staffing, LLC	(10)(11)(16)	S+7.23%	11.54%	2/15/2022	2/15/2027	7,175,785	7,098,164	7,175,785	2.9
						7,175,785	7,098,164	7,175,785	2.9
Trading Companies & Distributors
USBid Inc.	(10)(11)(17)	S+8.41%	12.76% PIK	11/3/2022	11/3/2027	2,648,797	2,623,930	2,586,285	1.1
						2,648,797	2,623,930	2,586,285	1.1
Total first lien senior secured term loan							24,748,910	24,579,195	10.0

Senior unsecured notes	(24)
Consumer Finance
Microf, LLC	(11)	S+10.85%	15.20%	3/29/2019	11/30/2027	3,714,429	3,693,524	3,762,345	1.5
						3,714,429	3,693,524	3,762,345	1.5
Total senior unsecured notes							3,693,524	3,762,345	1.5

Preferred equity securities	(12)(24)
Aerospace & Defense
Delva Master Holdings	(11)(19)(25)	-	18.00% PIK	8/13/2025	-	1,636	4,386,820	7,905,997	3.3
						1,636	4,386,820	7,905,997	3.3
Construction & Engineering
Watt Contracting Holdings, LLC	(11)(21)(25)	-	15.00% PIK	4/15/2022	-	4,439	4,380,196	5,585,598	2.3
						4,439	4,380,196	5,585,598	2.3
Diversified Telecommunication Services
Caregility Corporation - Series A Units	(11)(13)(25)	-	8.00% PIK	12/31/2022	-	580,798	2,076,097	107,315	0.1
Caregility Corporation - Series B Units	(11)(13)(25)	-	8.00% PIK	7/3/2023	-	3,883,757	3,591,494	4,636,632	1.9
						4,464,555	5,667,591	4,743,947	2.0
Food Products
UJP Acquisition, LLC (dba Uncle John’s Pride)	(11)(13)(21)(25)	-	8.00% PIK	3/31/2022	-	2,829,787	2,829,787	4,909,681	2.0
						2,829,787	2,829,787	4,909,681	2.0
Healthcare Providers & Services
Arrow Home Health, LLC (dba Acara Home Health) - Class A Units	(11)(21)(25)	-	10.50% Preferred Return	3/19/2021	-	571,080	564,321	151,376	0.1
Arrow Home Health, LLC (dba Acara Home Health) - Class 1 Units	(11)(13)(21)(25)	-	-	11/13/2023	-	56,005	56,005	112,010	0.0
						627,085	620,326	263,386	0.1
Leisure Products
TS-MP, LLC (dba Mission) - Class A-1	(11)(21)(25)	-	-	12/9/2021	-	69	1,928,409	-	0.0
TS-MP, LLC (dba Mission) - Class AA-1	(11)(21)(25)	-	-	12/10/2024	-	88	1,960,641	2,156,730	0.9
						157	3,889,050	2,156,730	0.9
Professional Services
Capone Holdings JV, LLC (dba LaSalle Staffing)	(11)(21)(25)	-	8.00% Preferred Return	2/15/2022	-	4,000,000	4,000,000	6,120,000	2.5
						4,000,000	4,000,000	6,120,000	2.5
Trading Companies & Distributors
USBid Parent, LLC - Class A	(11)(25)	-	-	11/3/2022	-	2,813	2,812,500	-	0.0
USBid Parent, LLC - Class C	(11)(25)	-	10.00% PIK	11/2/2023	-	9,375	7,324	-	0.0
USBid Parent, LLC - Class C2	(11)(25)	-	10.00% PIK	4/12/2024	-	600,000	468,750	541,406	0.2
USBid Parent, LLC - Class C3	(11)(25)	-	10.00% PIK	4/12/2024	-	2,400,000	1,875,000	1,155,469	0.5
						3,012,188	5,163,574	1,696,875	0.7
Total preferred equity securities							30,937,344	33,382,214	13.8

Warrants and other equity securities	(12)(24)
Aerospace & Defense
Delva Master Holdings	(11)(19)(25)	-	-	8/13/2025	-	10,493	201,111	-	0.0
Delva Master Holdings	(11)(19)(25)	-	-	8/13/2025	-	1,354	2,341,751	-	0.0
						11,847	2,542,862	-	0.0
Construction & Engineering
Watt Contracting Holdings, LLC	(11)(21)(25)	-	-	4/15/2022	-	295	-	-	0.0
						295	-	-	0.0
Diversified Telecommunication Services
Caregility Corporation	(11)(25)	-	-	12/29/2021	-	221,574	443,392	-	0.0
Caregility Corporation	(11)(25)	-	-	12/29/2021	-	46,227	-	-	0.0
						267,801	443,392	-	0.0
Food Products
UJP Acquisition, LLC (dba Uncle John's Pride)	(11)(21)(25)	-	-	3/31/2022	-	127,215	-	61,064	0.0
						127,215	-	61,064	0.0
Trading Companies & Distributors
USBid Parent, LLC	(11)(25)	-	-	11/3/2022	-	204	-	-	0.0
						204	-	-	0.0
Total warrants and other equity securities							2,986,254	61,064	0.0
Total controlled/affiliate investments							62,366,032	61,784,818	25.3

TOTAL INVESTMENTS							$375,709,306	$364,519,519	149.4%

See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Consolidated Schedule of Investments – (continued)
September 30, 2025
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

(11)
As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” and may have “Control” of this portfolio company as the Company and/or its affiliated funds collectively owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). The Company’s investments in affiliates for the nine months ended September 30, 2025 were Arrow Home Health, LLC, Caregility Corporation, Delva Master Holdings, LaSalle Staffing, LLC, Microf, LLC, Uncle John’s Pride, LLC, USBid Inc, MPUSA LLC and Watt Acquisition, LLC which represented $61,784,818 of Fair Value and 25.3% of Net Assets of the Company. Transactions related to investments in “Controlled/Affiliate Investments” for the nine months ended September 30, 2025 were as follows:

See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Consolidated Schedule of Investments – (continued)
September 30, 2025
 (Unaudited)
Portfolio Company	Type of Investment	Amount of Realized Gain (Loss)	Amount of Interest or Dividends Credited to Income (a)	December 31, 2024 Value	Gross Additions (b)	Gross Reductions (c)	Transfers In/(Out) of Affiliates	Amount of Unrealized Gains (Loss)	September 30, 2025 Value
Arrow Home Health LLC (dba Acara Home Health)	First lien senior secured term loan	$-	$100,475	$701,117	$2,630	$-	$-	$19,409	$723,156
	Preferred equity securities (571,080 shares)	-	-	151,376	-	-	-	-	151,376
	Preferred equity securities (56,005 shares)	-	-	112,010	-	-	-	-	112,010
Capone Holdings JV, LLC (dba LaSalle Staffing)	Preferred equity securities (4,000,000 shares)	-	-	6,700,000	-	-	-	(580,000)	6,120,000
Caregility Corporation	First lien senior secured term loan	-	147,978	2,438,069	144,976	-	-	(38,512)	2,544,533
	Preferred equity securities (580,798 shares)	-	-	1,188,605	429,779	-	-	(1,511,069)	107,315
	Preferred equity securities (3,883,757 shares)	-	-	4,368,416	-	-	-	268,216	4,636,632
	Warrants (267,801 units)	-	-	-	-	-	-	-	-
	Senior secured notes (420,322 units)	-	-	341,103	88,677	(429,780)	-	-	-
Delva Master Holdings	First lien senior secured term loan	-	-	-	1,651,442	-	-	(205,440)	1,446,002
	Preferred equity securities (1,636 shares)	-	-	-	4,386,820	-	-	3,519,177	7,905,997
	Warrants and other equity securities (10,493 units)	-	-	-	201,111	-	-	(201,111)	-
	Warrants and other equity securities (1,354 units)	-	-	-	2,341,751	-	-	(2,341,751)	-
Lasalle Staffing, LLC	First lien senior secured term loan	-	711,455	7,287,039	19,106	(75,000)	-	(55,360)	7,175,785
Microf, LLC	First lien senior secured term loan	-	(20,640)	3,427,073	287,760	(21,309)	-	68,821	3,762,345
	Preferred equity securities (0 shares)	-	-	-	-	-	-	-	-
MPUSA, LLC (dba Mission)	First lien senior secured term loan	-	30,125	1,448,543	172,080	(11,843)	-	(51,746)	1,557,034
	Preferred equity securities (69 shares)	-	-	-	-	-	-	-	-
	Preferred equity securities (88 shares)	-	-	1,782,334	-	-	-	374,396	2,156,730
Uncle John’s Pride, LLC	First lien senior secured term loan	-	631,900	6,999,302	46,399	(1,804,537)	-	(59,872)	5,181,292
	First lien senior secured term loan	-	116,569	-	1,758,680	(13,581)	-	17,451	1,762,550
UJP Acquisition, LLC (dba Uncle John’s Pride)	Warrants and other equity securities (127,215 shares)	-	-	76,329	-	-	-	(15,265)	61,064
	Preferred equity securities (2,829,787 shares)	-	-	4,532,872	-	-	-	376,809	4,909,681
USBid Inc.	First lien senior secured term loan	-	18,973	2,240,638	258,439	(84,897)	-	172,105	2,586,285
USBid Inc.	Warrants and other equity securities (204 shares)	-	-	-	-	-	-	-	-
USBid Inc. - Class A Units	Preferred equity securities (2,813 shares)	-	-	-	-	-	-	-	-
USBid Inc. - Class C Units	Preferred equity securities (9,375 shares)	-	-	-	-	-	-	-	-
USBid Inc. - Class C2 Units	Preferred equity securities (600,000 shares)	-	-	504,000	-	-	-	37,406	541,406
USBid Inc. - Class C3 Units	Preferred equity securities (2,400,000 shares)	-	-	432,000	-	-	-	723,469	1,155,469
Watt Acquisition, LLC	First lien senior secured term loan	-	241,173	2,430,200	111,833	(1,068,944)	-	129,469	1,602,558
Watt Contracting Holdings, LLC	Preferred equity securities (4,439 shares)	-	-	3,519,772	1,064,066	-	-	1,001,760	5,585,598
	Warrants and other equity securities (295 shares)	-	-	-	-	-	-	-	-
Total Affiliate Investments		$-	$1,978,008	$50,680,798	$12,965,549	$(3,509,891)	$-	$1,648,362	$61,784,818

(a)	Represents the total amount of interest, fees or dividends credited to income for the portion of the period an investment was included in the Affiliate category.
(b)	Gross additions include increase in the cost basis of investments resulting from purchases, PIK interest or amortization of original issue discount.
(c)	Gross reductions include decreases in the total cost basis of investments resulting from principal repayments or sales.
(12)	Ownership of certain equity investments may occur through a holding company or partnership.
(13)	Investment contains a fixed rate structure.
(14)	The Company has received 46 units of incentive shares which have no Cost or Fair Value as of September 30, 2025.
(15)	Interest disclosed reflects the contractual rate of the First Out tranche under the AAL.
(16)	The interest rate on these loans is subject to 1 month SOFR, which was 4.31% as of September 30, 2025.
(17)	The interest rate on these loans is subject to 3 month SOFR, which was 4.35% as of September 30, 2025.
(18)
Positions have an aggregate unfunded commitment of $4,485,486 in addition to the amounts shown in the Consolidated Schedule of Investments. See Note 11 “Commitments, Contingencies and Risks” in the accompanying notes to the consolidated financial statements.

(19)	The investment is on non-accrual status. See Note 2. “Significant Accounting Policies”.
(20)	The investment includes the fair value and amortized cost of 1,015 shares of common equity issued in conjunction with the preferred equity.
(21)
Investment is held by a subsidiary of the Company. See Note 2 “Significant Accounting Policies” in the accompanying notes to the consolidated financial statements for additional information on the Company’s wholly-owned subsidiary.

(22)	The investment does not accrue payment-in-kind (“PIK”) for the debt investment as of September 30, 2025. See Note 2. “Significant Accounting Policies”.
(23)	Maturity date is under on-going negotiations with the portfolio company and other lenders, as applicable.
(24)	All investments are non-income producing unless otherwise indicated.
(25)
The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.

See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Consolidated Schedule of Investments
December 31, 2024

Portfolio Company (1)(2)(3)(4)(5)(6)	Footnotes	Spread Above Index (7)	Interest Rate	Acquisition Date	Maturity	Principal, Shares, Units	Amortized Cost (8)	Fair Value (9)	% of Net Assets
Investments
Non-controlled/non-affiliate investments
First lien senior secured term loan
Aerospace & Defense
Consolidated Machine & Tool Holdings, LLC	(17)(19)(22)	S+11.01%	15.32%	1/15/2020	1/15/2025	6,092,878	$5,946,311	$5,431,800	2.3%
Consolidated Machine & Tool Holdings, LLC	(17)(19)(22)	S+12.01%	16.32%	1/19/2023	1/15/2025	1,294,243	1,263,109	1,153,818	0.5
Consolidated Machine & Tool Holdings, LLC	(13)(19)(22)	-	20.00% PIK	11/22/2023	1/15/2025	708,154	697,699	708,154	0.3
Consolidated Machine & Tool Holdings, LLC	(13)(19)	-	11.00%	5/22/2024	6/30/2025	885,615	869,176	777,659	0.3
						8,980,890	8,776,295	8,071,431	3.4
Chemicals
Douglas Products and Packaging Company, LLC	(10)(16)	S+6.90%	11.23%	9/20/2023	9/20/2028	14,812,500	14,623,342	14,812,499	6.2
						14,812,500	14,623,342	14,812,499	6.2
Commercial Services & Supplies
Swyft AcquireCo LLC (dba Swyft Filings)	(15)(16)	S+2.75%	7.08%	12/20/2021	12/20/2027	292,443	291,514	288,290	0.1
Swyft AcquireCo LLC (dba Swyft Filings)	(10)(16)	S+5.50%	9.83%	12/20/2021	12/20/2027	3,682,383	3,643,596	3,425,353	1.4
						3,974,826	3,935,110	3,713,643	1.5
Construction & Engineering
DCCM, LLC	(17)	S + 6.76% Cash + 1.00% PIK	11.07% Cash + 1.00% PIK	8/6/2021	12/30/2026	18,148,579	17,949,974	18,232,063	7.5
Fremont-Wright, LLC	(16)	S+9.10%	13.43%	12/2/2020	6/30/2026	4,155,709	4,155,654	4,155,709	1.7
Kelso Industries	(17)(18)	S+5.75%	10.06%	12/31/2024	12/30/2029	13,000,000	12,740,177	12,740,177	5.3
MechanAir, LLC	(17)	S+10.80%	10.57% Cash + 4.53% PIK	9/2/2021	9/2/2026	13,203,004	13,072,674	13,203,004	5.5
MechanAir, LLC	(13)	-	18.00% PIK	12/15/2023	9/2/2026	509,104	509,104	504,726	0.2
Versar Inc.	(10)(17)	S+8.10%	12.41%	8/4/2023	8/4/2028	10,000,000	9,658,174	9,996,000	4.2
Vertical Mechanical Group, LLC	(10)(17)	S+7.76%	12.07%	5/12/2023	5/12/2028	7,428,571	7,234,557	7,428,571	3.1
						66,444,967	65,320,314	66,260,250	27.5
Distributors
48forty Intermediate Holdings, Inc.	(16)	S + 5.10% PIK + 2.00% Cash	9.43% PIK + 2.00% Cash	10/11/2022	11/30/2029	14,817,041	14,323,723	13,163,459	5.5
						14,817,041	14,323,723	13,163,459	5.5
Diversified Telecommunication Services
Gridsource Incorporated, LLC	(17)	S + 8.50% Cash + 2.00% PIK	12.81% Cash + 2.00% PIK	12/16/2022	3/9/2028	14,104,180	13,779,867	13,894,028	5.8
						14,104,180	13,779,867	13,894,028	5.8
Electrical Equipment
Masterwork Electronics, Inc.	(17)(19)(22)	S+7.65%	11.96% PIK	11/17/2022	11/17/2027	8,840,576	8,676,598	5,410,433	2.2
Masterwork Electronics, Inc.	(15)(17)(19)(22)	S+7.65%	11.96% PIK	11/17/2022	11/17/2027	521,739	521,739	319,304	0.1
						9,362,315	9,198,337	5,729,737	2.3
Entertainment
Chicken Soup For The Soul, LLC	(16)(19)(23)	S+8.60%	12.93%	10/29/2021	3/31/2024	6,380,856	6,380,856	1,681,994	0.7
Linden Research, Inc. (dba Linden Labs)	(10)(17)	S + 7.26% Cash + 3.25% PIK	11.57% Cash + 3.25% PIK	12/31/2020	12/31/2025	4,702,225	4,630,079	4,702,225	2.0
NW Entertainment, LLC	(17)	S+7.76%	12.07%	11/4/2022	11/4/2027	6,235,769	6,135,904	6,175,905	2.6
						17,318,850	17,146,839	12,560,124	5.3
Healthcare Providers & Services
BB-HH Platform, Inc. (dba Preferred Care Home Health)	(10)(17)	S + 7.00% Cash + 1.50% PIK	11.31% Cash + 1.50% PIK	5/16/2023	5/16/2028	6,791,230	6,694,095	6,791,230	2.8
IPA Intermediate Co., LLC (dba Integrated Pain Associates)	(17)	S+8.01%	12.32%	1/9/2023	1/9/2028	11,096,086	10,864,449	11,096,086	4.6
Klein Hersh, LLC	(10)(17)	S+7.76%	4.49% Cash	4/27/2022	4/27/2027	17,468,922	16,895,893	14,530,649	6.0
Nurses Staffing, LLC (dba Nurses 24/7)	(17)	S + 7.00% Cash + 3.00% PIK	11.31% Cash + 3.00% PIK	5/26/2023	8/26/2028	5,787,937	5,684,377	5,665,232	2.4
						41,144,175	40,138,814	38,083,197	15.8
Hotels, Restaurants & Leisure
The Range NYC, LLC (dba Five Iron Golf)	(17)(18)	S+7.61%	11.92%	9/15/2022	9/15/2027	4,928,571	4,819,417	4,876,329	2.0
						4,928,571	4,819,417	4,876,329	2.0
Household Durables
SkyBell Technologies, Inc.	(19)(22)	0.00% Cash + 0.00% PIK	0.00% Cash + 0.00% PIK	12/13/2019	12/13/2024	4,597,307	4,534,757	3,057,209	1.3
						4,597,307	4,534,757	3,057,209	1.3
Household Products
Coop Home Goods LLC (dba Coop Home Goods)	(10)(17)	S+8.26%	12.57%	6/18/2021	6/18/2026	4,373,103	4,339,971	4,373,103	1.8
						4,373,103	4,339,971	4,373,103	1.8
IT Services
CSI IT, LLC (dba Consulting Solutions)	(17)	S+10.76%	15.07%	1/29/2021	1/29/2026	12,558,929	12,433,640	12,558,929	5.2
						12,558,929	12,433,640	12,558,929	5.2
Machinery
Texas Contract Manufacturing Group, Inc.	(17)	S+12.11%	16.42%	4/27/2022	4/27/2027	4,605,541	4,547,261	3,968,595	1.6
						4,605,541	4,547,261	3,968,595	1.6
Media
PadSquad, LLC	(10)(17)	S+5.50%	9.81%	3/30/2022	3/30/2027	2,704,113	2,676,832	2,704,113	1.1
Trailer Park Group Holdings LLC	(10)(17)	S + 6.76% + 1.50% PIK	11.07% Cash + 1.50% PIK	8/2/2021	8/2/2026	14,790,995	14,572,105	14,517,362	6.0
						17,495,108	17,248,937	17,221,475	7.1
Personal Products
Japonesque, LLC	(10)(17)	S+8.18%	12.49%	11/23/2021	11/23/2026	4,404,301	4,360,968	4,404,301	1.8
						4,404,301	4,360,968	4,404,301	1.8
Professional Services
Jefferson Consulting Group, LLC	(10)(17)	S+5.75%	10.06%	7/1/2024	7/1/2029	8,461,538	8,303,804	8,303,804	3.4
NSC Technologies, LLC	(10)(17)	S+8.26%	12.57%	4/26/2019	10/26/2026	4,148,472	4,121,315	4,117,773	1.7
PQT Ayaquhs, LLC (dba WWC Global)	(17)	S+7.26%	11.78%	8/1/2022	8/1/2027	7,409,274	7,311,194	7,483,367	3.1
Qualified Digital, LLC	(17)(18)	S+7.00%	11.31%	7/30/2024	7/30/2029	9,097,143	8,793,352	8,793,352	3.7
						29,116,427	28,529,665	28,698,296	11.9
Specialty Retail
Clearview Systems, LLC (dba Rip-It)	(10)(17)	S+ 10.65%	14.96% Cash + 6.50% PIK	10/11/2022	10/10/2027	6,703,118	6,609,366	6,703,118	2.8
						6,703,118	6,609,366	6,703,118	2.8
Trading Companies & Distributors
Ambient Enterprises Holdco LLC	(17)(18)	S+5.75%	10.07%	12/31/2024	6/30/2030	6,436,872	6,327,097	6,327,097	2.6
Ambient Enterprises Holdco LLC	(17)(18)	S+5.75%	10.07%	12/31/2024	6/30/2030	1,789,397	1,758,861	1,758,861	0.7
						8,226,269	8,085,958	8,085,958	3.3
Transportation Infrastructure
TCP Acquisition, LLC (dba HighStar Traffic)	(17)	S+7.50%	11.81%	7/26/2022	7/26/2027	10,339,453	10,193,719	10,339,453	4.3
						10,339,453	10,193,719	10,339,453	4.3
Total first lien senior secured term loan							$292,946,300	$280,575,134	116.4%

See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Consolidated Schedule of Investments – (continued)
December 31, 2024
Portfolio Company (1)(2)(3)(4)(5)(6)	Footnotes	Spread Above Index (7)	Interest Rate	Acquisition Date	Maturity	Principal, Shares, Units	Amortized Cost (8)	Fair Value (9)	% of Net Assets
Second lien senior secured loan
Professional Services
CorTech, LLC	(17)	S + 6.35%	10.66%	3/13/2020	9/30/2025	6,155,951	$6,148,061	$6,034,048	2.5%
						6,155,951	6,148,061	6,034,048	2.5
Total second lien term loan							6,148,061	6,034,048	2.5

Senior unsecured notes	(24)
Electrical Equipment
HH Masterwork Intermediate, Inc.	(19)(22)	-	17.00% PIK	11/17/2022	5/17/2028	2,155,820	2,033,098	-	0.0
						2,155,820	2,033,098	-	0.0
Total senior unsecured notes							2,033,098	-	0.0

Preferred equity securities	(12)(24)
Commercial Services and Supplies
Swyft Filings Holdings, LLC	(13)(20)(21)	-	8.00% PIK	12/20/2021	-	192,444	183,612	194,996	0.1
						192,444	183,612	194,996	0.1
Construction & Engineering
MechanAir Holdings, LLC	(13)(21)	-	13.50% PIK	9/2/2021	-	1,704	1,703,499	2,193,365	0.9
Vertical Mechanical Group Holdings, LLC	(21)	-	-	5/12/2023	-	185,714	1,857,143	4,828,571	2.0
						187,418	3,560,642	7,021,936	2.9
Diversified Telecommunication Services
Gridsource Holdings, LLC	(21)	-	8.00% PIK	3/9/2023	-	3,959,977	799,597	907,386	0.4
						3,959,977	799,597	907,386	0.4
Entertainment
NW Entertainment, LLC	(21)	-	10.00% PIK	11/4/2022	-	1,183	1,134,428	1,385,764	0.6
						1,183	1,134,428	1,385,764	0.6
Healthcare Providers & Services
IPA Investors, LP (dba Integrated Pain Associates)	(21)	-	8.00% PIK	1/9/2023	-	1,953	2,029,287	1,918,048	0.8
						1,953	2,029,287	1,918,048	0.8
Media
Channel Factory Holdings, LLC	(13)(21)	-	5.00% Cash + 5.00% PIK	8/27/2020	-	2,381,867	2,442,592	5,552,308	2.3
PadSquad Holdings, LLC	(13)(21)	-	6.00% Cash + 6.00% PIK	3/30/2022	-	720,767	1,964,204	3,379,270	1.4
Trailer Park Group Holdings, LLC Class A-1 Units	(13)(21)	-	15.00% PIK	12/19/2023	-	40,888	73,599	110,402	0.0
Trailer Park Group Holdings LLC - Class A Units	(13)(21)	-	8.00% PIK	8/2/2021	-	371,822	367,108	662,587	0.3
						3,515,344	4,847,503	9,704,567	4.0
Professional Services
Hometown Holdings JV, LLC (dba BWG Strategy)	(13)(21)	-	-	12/24/2020	-	666,667	659,761	877,600	0.4
JCFV Holdings, LLC	(21)	-	-	7/1/2024	-	415,916	1,538,462	1,538,462	0.6
PQT Ayaquhs, LLC (dba WWC Global)	(13)(21)	-	10.50% PIK	8/1/2022	-	5,774	1,064,516	4,528,036	1.8
SPC QD SM, LP	(21)	-	-	7/30/2024	-	38	2,000,000	2,000,000	0.8
						1,088,395	5,262,739	8,944,098	3.6
Software
PureCars Technologies, LLC	(13)(21)	-	8.00% PIK	4/17/2019	-	592	267,013	234,876	0.1
						592	267,013	234,876	0.1
Total preferred equity securities							18,084,821	30,311,671	12.5

Warrants and other equity securities	(12)(24)
Aerospace & Defense
Consolidated Machine & Tool Holdings, LLC	(14)(21)	-	-	1/15/2020	-	176	142,485	-	0.0
Consolidated Machine & Tool Holdings, LLC		-	-	1/15/2020	-	1,178	-	32,148	0.0
						1,354	142,485	32,148	0.0
Construction & Engineering
DCCM, LLC	(21)	-	-	8/6/2021	-	897	939,949	3,501,210	1.5
Fremont-Wright, LLC		-	-	12/2/2020	-	2	-	972,068	0.4
						899	939,949	4,473,278	1.9
Electrical Equipment
HH Masterwork Intermediate, Inc.	(19)	-	-	11/17/2022	-	190,019	-	-	0.0
						190,019	-	-	0.0
Entertainment
LRI Holdco, LLC (dba Linden Labs)	(21)	-	-	12/31/2020	-	2	43,478	371,747	0.2
						2	43,478	371,747	0.2
Healthcare Providers & Services
Klein Hersh, LLC		-	-	4/27/2022	-	1,003	-	-	0.0
Nurses 24/7 Holdings, LLC	(21)	-	-	5/26/2023	-	182	419,877	196,856	0.1
						1,185	419,877	196,856	0.1
Hotels, Restaurants & Leisure
The Range NYC, LLC (dba Five Iron Golf)		-	-	9/15/2022	-	21,210	71,599	34,623	0.0
						21,210	71,599	34,623	0.0
Household Products
CHG Parent Holding LLC (dba Coop Home Goods)	(21)	-	-	6/18/2021	-	535,714	535,714	617,857	0.3
						535,714	535,714	617,857	0.3
Machinery
Texas Contract Manufacturing Group, Inc.		-	-	4/27/2022	-	1,602	-	249,355	0.1
						1,602	-	249,355	0.1
Professional Services
NSC Holdings, LLC	(21)	-	-	4/26/2019	-	111	271,262	290,774	0.1
PQT Ayaquhs, LLC (dba WWC Global)		-	-	8/1/2022	-	645	-	353,135	0.1
						756	271,262	643,909	0.2
Software
Proactive Dealer Holdings Parent, LLC	(21)	-	-	6/10/2024	-	445	730,271	730,275	0.4
						445	730,271	730,275	0.4
Total warrants and other equity securities							3,154,635	7,350,048	3.2

Fund investments
Diversified Financials
Madryn Select Opportunities, LP	(18)	-	-	1/4/2022	-	2,855,855	2,898,305	2,688,619	1.1
						2,855,855	2,898,305	2,688,619	1.1
Total fund investments							2,898,305	2,688,619	1.1
Total non-controlled/non-affiliate investments							$325,265,220	$326,959,520	135.7%
See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Consolidated Schedule of Investments – (continued)
December 31, 2024
Portfolio Company (1)(2)(3)(4)(5)(6)	Footnotes	Spread Above Index (7)	Interest Rate	Acquisition Date	Maturity	Principal, Shares, Units	Amortized Cost (8)	Fair Value (9)	% of Net Assets

Controlled/affiliate investments
First lien senior secured term loan
Construction & Engineering
Watt Acquisition, LLC	(10)(11)(17)	S + 14.25%	12.99% Cash + 5.57% PIK	4/15/2022	4/15/2027	2,574,092	$2,548,389	$2,430,200	1.0%
						2,574,092	2,548,389	2,430,200	1.0
Diversified Telecommunication Services
Caregility Corporation	(11)(17)	S + 9.26%	7.00% Cash + 6.57% PIK	12/29/2021	1/31/2025	2,443,445	2,313,620	2,438,069	1.0
						2,443,445	2,313,620	2,438,069	1.0
Food Products
Uncle John’s Pride, LLC	(11)(16)	S + 10.11%	14.44%	3/31/2022	3/31/2027	6,930,002	6,832,506	6,999,302	2.9
						6,930,002	6,832,506	6,999,302	2.9
Healthcare Providers & Services
Arrow Home Health, LLC (dba Acara Home Health)	(11)(17)	S + 8.50%	12.81%	3/19/2021	3/19/2026	797,086	782,429	701,117	0.3
						797,086	782,429	701,117	0.3
Leisure Products
MPUSA, LLC (dba Mission)	(11)(17)	S + 8.26% Cash + 3.00% PIK	12.57% Cash + 3.00% PIK	12/9/2021	12/9/2026	1,570,577	1,560,737	1,448,543	0.6
						1,570,577	1,560,737	1,448,543	0.6
Professional Services
Lasalle Staffing, LLC	(10)(11)(16)	S + 6.86%	11.19%	2/15/2022	2/15/2027	7,250,785	7,154,058	7,287,039	3.0
						7,250,785	7,154,058	7,287,039	3.0
Trading Companies & Distributors
USBid Inc.	(10)(11)(17)	S + 7.26%	11.57%	11/3/2022	11/3/2027	2,484,904	2,450,388	2,240,638	0.9
						2,484,904	2,450,388	2,240,638	0.9
Total first lien senior secured term loan							23,642,127	23,544,908	9.7

Senior secured notes
Diversified Telecommunication Services
Caregility Corporation	(13)	8.00%	8.00%	7/3/2023	-	341,103	341,103	341,103	0.1
						341,103	341,103	341,103	0.1
Total senior secured notes							341,103	341,103	0.1

Senior unsecured notes	(24)
Consumer Finance
Microf, LLC	(11)(19)	S + 10.85%	15.16%	3/29/2019	6/30/2025	3,427,073	3,427,073	3,427,073	1.4
						3,427,073	3,427,073	3,427,073	1.4
Total senior unsecured notes							3,427,073	3,427,073	1.4

Preferred equity securities	(12)(24)
Construction & Engineering
Watt Contracting Holdings, LLC	(11)(21)	-	15.00% PIK	4/15/2022	-	3,375	3,316,130	3,519,772	1.5
						3,375	3,316,130	3,519,772	1.5
Consumer Finance
Microf, LLC	(11)(19)	-	15.00% PIK	5/5/2020	-	-	-	-	0.0
						-	-	-	0.0
Diversified Telecommunication Services
Caregility Corporation - Series A Units	(11)(13)	-	8.00% PIK	12/31/2022	-	151,018	1,646,318	1,188,605	0.5
Caregility Corporation - Series B Units	(11)(13)	-	8.00% PIK	7/3/2023	-	446,889	3,591,494	4,368,416	1.8
						597,907	5,237,812	5,557,021	2.3
Food Products
UJP Acquisition, LLC (dba Uncle John’s Pride)	(11)(13)(21)	-	8.00% PIK	3/31/2022	-	2,829,787	2,829,787	4,532,872	1.9
						2,829,787	2,829,787	4,532,872	1.9
Healthcare Providers & Services
Arrow Home Health, LLC (dba Acara Home Health) - Class A Units	(11)(21)	-	-	3/19/2021	-	571,080	564,321	151,376	0.1
Arrow Home Health, LLC (dba Acara Home Health) - Class 1 Units	(11)(13)(21)	-	-	11/13/2023	-	56,005	56,005	112,010	0.0
						627,085	620,326	263,386	0.1
Leisure Products
TS-MP, LLC (dba Mission) - Class A-1	(21)	-	-	12/9/2021	-	69	1,928,409	-	0.0
TS-MP, LLC (dba Mission) - Class AA-1	(21)	-	-	12/10/2024	-	88	1,960,641	1,782,334	0.7
						157	3,889,050	1,782,334	0.7
Professional Services
Capone Holdings JV, LLC (dba LaSalle Staffing)	(11)(21)	-	-	2/15/2022	-	4,000,000	4,000,000	6,700,000	2.8
						4,000,000	4,000,000	6,700,000	2.8
Trading Companies & Distributors
USBid Parent, LLC - Class A	(11)	-	-	11/3/2022	-	2,813	2,812,500	-	0.0
USBid Parent, LLC - Class C	(11)	-	10.00% PIK	11/2/2023	-	3,009,375	2,351,074	936,000	0.4
						3,012,188	5,163,574	936,000	0.4
Total preferred equity securities							25,056,679	23,291,385	9.7

Warrants and other equity securities	(12)(24)
Construction & Engineering
Watt Contracting Holdings, LLC	(11)(21)	-	-	4/15/2022	-	295	-	-	0.0
						295	-	-	0.0
Diversified Telecommunication Services
Caregility Corporation	(11)	-	-	12/29/2021	-	267,801	443,392	-	0.0
						267,801	443,392	-	0.0
Food Products
UJP Acquisition, LLC (dba Uncle John’s Pride)	(11)(21)	-	-	3/31/2022	-	127,215	-	76,329	0.0
						127,215	-	76,329	0.0
Trading Companies & Distributors
USBid Parent, LLC	(11)	-	-	11/3/2022	-	204	-	-	0.0
						204	-	-	0.0
Total warrants and other equity securities							443,392	76,329	0.0
Total controlled/affiliate investments							52,910,374	50,680,798	20.9

TOTAL INVESTMENTS							$378,175,594	$377,640,318	156.6%

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

(11)
As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” and may have “Control” of this portfolio company as the Company and/or its affiliated funds collectively owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). The Company’s investment in affiliates for the year ended December 31, 2024 were Arrow Home Health, LLC and Caregility Corporation which represented $50,680,798 of Fair Value and 20.9% of Net Assets of the Company. Transactions related to investments in “Controlled/Affiliate Investments” for the year ended December 31, 2024 were as follows:

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Consolidated Schedule of Investments – (continued)
December 31, 2024
Portfolio Company	Type of Investment	Amount of Realized Gain (Loss)	Amount of Interest or Dividends Credited to Income (a)	December 31, 2023 Value	Gross Additions (b)	Gross Reductions (c)	Transfers In/(Out) of Affiliates	Amount of Unrealized Gains (Loss)	December 31, 2024 Value
Arrow Home Health LLC (dba Acara Home Health)	First lien senior secured term loan	$-	$97,755	$748,782	$2,409	$(1,027)	$-	$(49,047)	$701,117
	Preferred equity securities (571,080 shares)	-	-	202,097	-	-	-	(50,721)	151,376
	Preferred equity securities (56,005 shares)	-	-	112,010	-	-	-	-	112,010
Capone Holdings JV, LLC (dba LaSalle Staffing)	Preferred equity securities (4,000,000 shares)	-	206,284	-	-	-	6,200,800	499,200	6,700,000
Caregility Corporation	First lien senior secured term loan	-	179,274	2,244,216	405,258	(25,128)	-	(186,277)	2,438,069
	Warrants (267,801 units)	-	-	571,189	-	-	-	(571,189)	-
	Preferred equity securities (151,018 shares)	-	-	1,383,250	-	-	-	(194,645)	1,188,605
	Preferred equity securities (3,833,757 shares)	-	-	4,108,869	-	-	-	259,547	4,368,416
	Senior secured notes (320,385 units)	-	-	-	341,103	-	-	-	341,103
Lasalle Staffing, LLC	First lien senior secured term loan	-	696,525	-	114,945	(268,139)	7,474,073	(33,840)	7,287,039
Microf, LLC	Senior unsecured notes	-	360,523	-	-	-	3,427,073	-	3,427,073
	Preferred equity securities (164,332 shares)	-	-	-	-	-	318,483	(318,483)	-
MPUSA, LLC (dba Mission)	First lien senior secured term loan	-	355,288	-	-	(475,786)	1,726,068	198,261	1,448,543
	Preferred equity securities (69 shares)	-	-	-	-	-	-	-	-
	Preferred equity securities (88 shares)	-	-	-	1,960,641	-	-	(178,307)	1,782,334
Uncle John’s Pride, LLC	First lien senior secured term loan	-	864,559	-	12,730	(193,514)	7,142,992	37,094	6,999,302
UJP Acquisition, LLC (dba Uncle John’s Pride)	Warrants and other equity securities (127,215 shares)	-	-	-	-	-	47,064	29,265	76,329
	Preferred equity securities (2,829,787 shares)	-	-	-	-	-	4,252,128	280,744	4,532,872
USBid Inc.	First lien senior secured term loan	-	62,299	-	1,149,839	(4,826,396)	268,292	5,648,903	2,240,638
USBid Inc.	Warrants and other equity securities (204 shares)	-	-	-	-	-	-	-	-
USBid Inc. - Class A Units	Preferred equity securities (2,813 shares)	-	-	-	-	-	-	-	-
USBid Inc. - Class C Units	Preferred equity securities (3,009,375 shares)	-	-	-	-	-	-	-	-
USBid Inc. - Class C2 Units	Preferred equity securities (600,000 shares)	-	-	-	-	-	-	504,000	504,000
USBid Inc. - Class C3 Units	Preferred equity securities (2,400,000 shares)	-	-	-	-	-	-	432,000	432,000
Watt Acquisition, LLC	First lien senior secured term loan	-	280,497	-	151,864	(32,533)	2,148,189	162,680	2,430,200
Watt Contracting Holdings, LLC	Preferred equity securities (3,375 shares)	-	-	-	-	-	163,211	3,356,561	3,519,772
	Warrants and other equity securities (295 shares)	-	-	-	-	-	-	-	-
Total Affiliate Investments		$-	$3,103,004	$9,370,413	$4,138,789	$(5,822,523)	$33,168,373	$9,825,746	$50,680,798

(a)	Represents the total amount of interest, fees or dividends credited to income for the portion of the period an investment was included in the Affiliate category.
(b)	Gross additions include increase in the cost basis of investments resulting from purchases, PIK interest or amortization of original issue discount.
(c)	Gross reductions include decreases in the total cost basis of investments resulting from principal repayments or sales.

(12)	Ownership of certain equity investments may occur through a holding company or partnership.
(13)	Investment contains a fixed rate structure.
(14)	The Company has received 46 units of incentive shares which have no Cost or Fair Value as of December 31, 2024.
(15)	Interest disclosed reflects the contractual rate of the First Out tranche under the AAL.
(16)	The interest rate on these loans is subject to 1 month SOFR, which was 4.33% as of December 31, 2024.
(17)	The interest rate on these loans is subject to 3 month SOFR, which was 4.31% as of December 31, 2024.
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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The preparation of these consolidated financial statements is in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying consolidated financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. The Company is an investment company and accordingly follows the investment company accounting and reporting guidance of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies.

Basis of Consolidation

As provided under ASC Topic 946, the Company will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the financial position and results of operations of the Holding Company. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of September 30, 2025, and the reported revenue generated and expenses incurred during the reporting period. Actual results could differ from those estimates.

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

Revenue Recognition

The Company’s revenue recognition policies are as follows:

Interest income: Interest income is recorded on the accrual basis to the extent that the Company expects to collect such amounts. Interest income is accrued based upon the outstanding principal amount and contractual terms of debt investments. For the three and nine months ended September 30, 2025, $7,862,950 and $25,827,904, respectively, of interest income, excluding payment in kind (“PIK”) interest income, has been accrued as shown on the Consolidated Statements of Operations. For the three and nine months ended September 30, 2024, $8,645,554 and $29,607,433, respectively, of interest income, excluding PIK interest income, has been accrued as shown on the Statements of Operations. As of September 30, 2025 and December 31, 2024, $4,452,350 and $3,887,028 of interest income is receivable, respectively, as shown on the Consolidated Statements of Assets and Liabilities.

Payment in-kind income: The Company has certain investments in its portfolio that contain a PIK provision, which represents contractual interest or dividends that are added to the principal balance and recorded as income. For loans and debt securities with contractual PIK, the Company generally will not accrue PIK interest for accounting purposes if the portfolio company valuation indicates that such PIK interest is not collectible. To maintain its ability to take a dividend paid deduction, the Company may need to pay out PIK non-cash income amounts in the form of distributions, even though the Company has not yet collected the cash. For the three and nine months ended September 30, 2025, $801,634 and $2,735,098, respectively, of PIK income has been accrued as shown on the Consolidated Statements of Operations. For the three and nine months ended September 30, 2024, $755,605 and $3,319,363, respectively, of PIK income has been accrued as shown on the Consolidated Statements of Operations.

Non-accrual: Loans or preferred equity securities are placed on non-accrual status when interest, PIK interest or dividend payments become 90 days or more past due, or when there is reasonable doubt that principal, interest or dividends will be collected. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Any accrued interest receivable in previous years will be written off and corresponding interest income will be reversed, as applicable. Subsequent interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal, interest, PIK interest or dividends are paid, and, in management’s judgment are likely to remain current. Please refer to the Consolidated Schedule of Investments for non-accrual status of investments as of September 30, 2025 and December 31, 2024. As of September 30, 2025, six investments, 48forty Intermediate Holdings, Inc., Delva Master Holdings, SkyBell Technologies, Inc., Consolidated Machine & Tool Holdings, LLC, Masterworks Electronics, Inc.,  and Chicken Soup For The Soul, LLC are on non-accrual status. As of December 31, 2024, four investments, SkyBell Technologies, Inc., Consolidated Machine & Tool Holdings, LLC, Masterworks Electronics, Inc., and Chicken Soup For The Soul, LLC are on non-accrual status. For the three and nine months ended September 30, 2025, no interest receivable was reversed. For the three and nine months ended September 30, 2024, $417,887 and $870,542 of interest receivable was reversed, respectively.

Dividend income: Dividend income to be paid in-kind on equity securities is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income paid in cash is recorded on the date declared for portfolio companies. Each distribution received from limited liability company and limited partnership interests is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For the three and nine months ended September 30, 2025 the Company received $- and 368,738 as return of capital distributions from its investment in Madryn Select Opportunities, LP, respectively. For the three and nine months ended September 30, 2024 the Company did not receive any return of capital distributions from its equity investments. For the three and nine months ended September 30, 2025, $111,533 and $800,272, respectively, of dividend income has been accrued as shown on the Consolidated Statements of Operations. For the three and nine months ended September 30, 2024, $30,964 and $153,177, respectively, of dividend income had been accrued as shown on the Consolidated Statements of Operations. As of September 30, 2025 and December 31, 2024, all dividend income has been received.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)
(Unaudited)
Note 2. Summary of Significant Accounting Policies (continued)

Original Issue Discount: Discounts to par on portfolio securities are accreted into income over the tenor of the instrument. Any remaining discount is accreted into income upon prepayment or redemption of the instrument and the Company then amortizes such amounts using the effective interest method as interest income over the life of the investment. The unamortized discount as of September 30, 2025 and December 31, 2024, was $8,269,757 and $6,287,447, respectively. The amount of original issue discount amortized for the three and nine months ended September 30, 2025 was $24,569 and $1,469,297, respectively, and is included in interest income on the Consolidated Statements of Operations. The amount of original issue discount amortized for the three and nine months ended September 30, 2024 was $303,836 and $1,360,643, respectively, and is included in interest income on the Consolidated Statements of Operations.

Amendment, waiver, and consent fees: In connection with modifying credit agreements with portfolio companies to provide additional operating or borrowing flexibility, the Company may be entitled to amendment, waiver and consent fees to compensate for the potentially enhanced credit risk. Such fees will be recorded as income on the date earned and accrued to the extent the fee is to be compensated in the form of additional principal balance. For the three and nine months ended September 30, 2025, $0 and $167,434, respectively, of amendment fees had been earned and included in other income on the Consolidated Statements of Operations. For the three and nine months ended September 30, 2024, $0 and $34,798, respectively, of amendment fees had been earned and included in other income on the Consolidated Statements of Operations.

Early repayment and termination fees: Upon the prepayment of a loan or debt security, any unamortized premium or discount or loan origination fees are recorded as interest income. To the extent the Company receives early repayment fees in connection with pre-maturity loan agreement termination, such income will be recorded on the date of prepayment. The Company and its Advisor generally do not structure transactions with a contractual exit fee to be collected upon loan repayment at maturity. For the three and nine months ended September 30, 2025, no early repayment and termination fees had been earned and included in interest income on the Consolidated Statements of Operations. For the three and nine months ended September 30, 2024, $9,387 and $134,332, respectively, of early repayment and termination fees had been earned and included in interest income on the Consolidated Statements of Operations.

Gains and Losses: Investment transactions are recorded on a trade-date basis. Realized gains or losses on portfolio investments are calculated based upon the difference between the net proceeds from the disposition and the amortized cost basis of the investment, without regard to unrealized gains or losses previously recognized. Realized gains and losses are recorded within net realized gain (loss) on investments on the Consolidated Statements of Operations. Changes in the fair value of investments from the prior period, as approved by the Board based on fair value recommendations from the Advisor in accordance with the Advisor’s valuation policy, are included within net change in unrealized gain (loss) on investments on the Consolidated Statements of Operations. For the three and nine months ended September 30, 2025, the Company had $0 and $4,352,098, respectively, of net realized gain (loss) on investments as represented on the Consolidated Statements of Operations. For the three and nine months ended September 30, 2024, the Company had $0 and $2,034,517, respectively, of net realized gain (loss) on investments as represented on the Consolidated Statements of Operations.

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

Earnings per Share

In accordance with the provisions of ASC Topic 260 – Earnings per Share, basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. The weighted average shares outstanding utilized in the calculation of earnings per share take into account share issues on the issuance date and the Company’s repurchases of its Common Stock on the repurchase date. See Note 9 for additional information on the Company’s share activity. For the nine months ended September 30, 2025 and for the year ended December 31, 2024, there were no potentially dilutive common shares issued.

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

Cash Equivalents

Cash equivalents are highly liquid investments with a current maturity of three months or less at the date of acquisition, which may include temporary investments in U.S. Treasury Bills (of varying maturities) or money market funds. There were no cash equivalents outstanding on the Company’s Consolidated Statements of Assets and Liabilities as of September 30, 2025 and December 31, 2024.

Unamortized Deferred Financing Costs

Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. Deferred financing costs are capitalized as incurred and amortized on a straight line basis to maturity of the Secured Credit Facility (as defined herein). For the three and nine months ended September 30, 2025, the Company had $156,425 and $464,175, respectively, of expensed financing costs included in interest and other financing fees on the Consolidated Statements of Operations. For the three and nine months ended September 30, 2024, the Company had $152,362 and $437,281, respectively, of expensed financing costs included in interest and other financing fees on the Consolidated Statements of Operations. As of September 30, 2025 and December 31, 2024, the Company had $1,689,411 and $2,169,211, respectively, of unamortized deferred financing costs as shown in deferred financing cost on the Consolidated Statements of Assets and Liabilities.

Offering Costs

Offering costs are expensed as incurred. These expenses consist primarily of legal fees and other costs incurred with Company’s share offerings, the preparation of the Company’s registration statement, and registration fees. For the three and nine months ended September 30, 2025, the Company incurred offering costs in the amount of $70,000 and $150,000, respectively, as shown as a component of the general and administrative fees in the Consolidated Statements of Operations. For the three and nine months ended September 30, 2024, the Company incurred offering costs in the amount of $50,273 and $149,726 respectively, as shown as a component of the general and administrative fees in the Consolidated Statements of Operations. As of September 30, 2025 and December 31, 2024, $18,142 and $37,000, respectively, of offering costs incurred were payable and included in other payables on the Consolidated Statement of Assets and Liabilities.

Custodian Fees

The Company has entered into a custody agreement with State Street Bank and Trust Company (the “Custodian”). For the three and nine months ended September 30, 2025, the Company incurred expenses for services provided by the Custodian of $12,000 and $33,008, respectively, which is included in professional fees on the Consolidated Statements of Operations. For the three and nine months ended September 30, 2024, the Company incurred expenses for services provided by the Custodian of $9,299 and $27,497, respectively, which is included in professional fees on the Consolidated Statements of Operations. As of September 30, 2025 and December 31, 2024, $11,468 and $14,500, respectively, remained payable, which is included in professional fees payable on the Consolidated Statements of Assets and Liabilities.

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

To qualify as a RIC under Subchapter M of the Code, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its Stockholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses. In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending October 31 in that calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years and on which the Company paid no U.S. federal income. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. For the three and nine months ended September 30, 2025 and 2024, the Company did not record a net expense on the Consolidated Statements of Operations for U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current period. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. For the three months ended September 30, 2025, there was $38,585 in income tax expense and $429,903 in change in deferred taxes. For the nine months ended September 30, 2025, there was $761,000 in income tax expense and $2,139,870 in change in deferred taxes. For the nine months ended September 30, 2025 and the year ended December 31, 2024, the Company recorded a $3,954,326 and $6,094,196 deferred tax liability for the unrealized appreciation of investments held in the Holding Company, respectively. The Company did not record any uncertain income tax positions for the nine months ended September 30, 2025 and for the year ended December 31, 2024 on the Consolidated Statements of Assets and Liabilities.

The aggregate amortized tax basis cost of investments included on the Consolidated Schedule of Investments as of September 30, 2025 and December 31, 2024 were $375,709,306 and $378,175,594, respectively.

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

Note 3. Investments

The following tables show the composition of the Company’s investment portfolio, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	September 30, 2025
	Amortized Cost		Fair Value
First Lien Senior Secured Loan	$314,386,934	83.7%	$291,349,481	79.9%
Senior Unsecured Notes	5,726,623	1.5	3,762,345	1.0
Preferred Equity Securities	48,007,727	12.8	61,501,032	16.9
Warrants and Other Equity Securities	5,058,455	1.3	5,786,103	1.6
Fund Investments	2,529,567	0.7	2,120,558	0.6
Total	$375,709,306	100.0%	$364,519,519	100.0%

	December 31, 2024
	Amortized Cost		Fair Value
First Lien Senior Secured Loan	$316,588,427	83.7%	$304,120,042	80.5%
Second Lien Senior Secured Loan	6,148,061	1.6	6,034,048	1.6
Senior Secured Notes	341,103	0.1	341,103	0.1
Senior Unsecured Notes	5,460,171	1.4	3,427,073	0.9
Preferred Equity Securities	43,141,500	11.4	53,603,056	14.2
Warrants and Other Equity Securities	3,598,027	1.0	7,426,377	2.0
Fund Investments	2,898,305	0.8	2,688,619	0.7
Total	$378,175,594	100.0%	$377,640,318	100.0%

The following tables show the composition of the Company’s investment portfolio by geographic region, at amortized cost and fair value (with corresponding percentage of total portfolio investments). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business:

	September 30, 2025
	Amortized Cost		Fair Value
Southeast	$114,579,360	30.5%	$113,476,788	31.2%
Midwest	68,501,816	18.2	73,015,675	20.0
West	79,461,940	21.1	70,999,402	19.5
Northeast	56,648,743	15.1	49,309,465	13.5
East	31,423,397	8.4	29,210,284	8.0
Southwest	5,835,340	1.6	4,677,889	1.3
South	19,258,710	5.1	23,830,016	6.5
Total	$375,709,306	100.0%	$364,519,519	100.0%

	December 31, 2024
	Amortized Cost		Fair Value
Southeast	$117,080,225	30.9%	$117,034,924	31.1%
West	82,054,389	21.7	79,102,675	20.9
Southwest	24,839,939	6.6	26,915,726	7.1
Northeast	46,304,903	12.2	40,825,353	10.8
Midwest	51,256,396	13.6	55,040,086	14.6
South	21,269,446	5.6	25,378,672	6.7
East	35,370,296	9.4	33,342,882	8.8
Total	$378,175,594	100.0%	$377,640,318	100.0%

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)
(Unaudited)
Note 3. Investments (continued)

The following tables show the composition of the Company’s investment portfolio by industry, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	September 30, 2025
	Amortized Cost		Fair Value
Aerospace & Defense	$9,325,376	2.4%	$9,351,999	2.6%
Chemicals	19,518,108	5.1	19,949,257	5.5
Commercial Services & Supplies	13,863,932	3.6	14,173,293	3.8
Construction & Engineering	60,262,828	16.0	68,840,605	18.9
Consumer Finance	3,693,524	1.0	3,762,345	1.0
Distributors	14,851,256	4.0	7,325,655	2.0
Diversified Financials	2,529,567	0.7	2,120,558	0.6
Diversified Telecommunication Services	23,196,134	6.2	22,443,390	6.2
Electrical Equipment	11,231,595	3.0	1,324,251	0.4
Entertainment	18,918,490	5.0	15,891,665	4.4
Food Products	9,649,254	2.6	11,914,587	3.3
Healthcare Providers & Services	40,222,139	10.7	38,142,056	10.5
Hotels, Restaurants & Leisure	7,327,357	2.0	7,434,846	2.0
Household Durables	4,534,395	1.2	3,867,034	1.1
Household Products	4,074,100	1.1	4,758,213	1.3
IT Services	11,937,533	3.2	11,980,766	3.3
Leisure Products	5,610,023	1.5	3,713,764	1.0
Machinery	4,429,955	1.2	3,691,347	1.0
Media	19,878,897	5.3	20,898,139	5.7
Personal Products	4,520,876	1.2	4,518,336	1.2
Professional Services	50,578,705	13.5	56,655,467	15.5
Software	997,283	0.3	598,549	0.2
Specialty Retail	6,961,886	1.9	7,027,968	1.9
Trading Companies & Distributors	17,704,887	4.7	14,281,613	3.9
Transportation Infrastructure	9,891,206	2.6	9,853,816	2.7
Total	$375,709,306	100.0%	$364,519,519	100.0%

	December 31, 2024
	Amortized Cost		Fair Value
Aerospace & Defense	$8,918,780	2.4%	$8,103,579	2.1%
Chemicals	14,623,342	3.9	14,812,499	3.9
Commercial Services & Supplies	4,118,722	1.1	3,908,639	1.0
Construction & Engineering	75,685,424	19.9	83,705,436	22.3
Consumer Finance	3,427,073	0.9	3,427,073	0.9
Distributors	14,323,723	3.8	13,163,459	3.5
Diversified Financials	2,898,305	0.8	2,688,619	0.7
Diversified Telecommunication Services	22,915,391	6.1	23,137,607	6.1
Electrical Equipment	11,231,435	3.0	5,729,737	1.5
Entertainment	18,324,745	4.8	14,317,635	3.8
Food Products	9,662,293	2.6	11,608,503	3.1
Healthcare Providers & Services	43,990,733	11.6	41,162,604	10.9
Hotels, Restaurants & Leisure	4,891,016	1.3	4,910,952	1.3
Household Durables	4,534,757	1.2	3,057,209	0.8
Household Products	4,875,685	1.3	4,990,960	1.3
IT Services	12,433,640	3.3	12,558,929	3.3
Leisure Products	5,449,787	1.4	3,230,877	0.9
Machinery	4,547,261	1.2	4,217,950	1.1
Media	22,096,440	5.8	26,926,042	7.1
Personal Products	4,360,968	1.2	4,404,301	1.2
Professional Services	51,365,785	13.5	58,307,390	15.4
Software	997,284	0.3	965,151	0.3
Specialty Retail	6,609,366	1.7	6,703,118	1.8
Trading Companies & Distributors	15,699,920	4.2	11,262,596	3.0
Transportation Infrastructure	10,193,719	2.7	10,339,453	2.7
Total	$378,175,594	100.0%	$377,640,318	100.0%

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

The consolidated financial statements include portfolio investments at fair value of $364,519,519 and $377,640,318 as of September 30, 2025 and December 31, 2024, respectively.

The Company valued its investments in underlying funds based on its proportionate interest in net asset value (“NAV”) of the underlying funds. For the purpose of classifying the investments in underlying funds within the fair value hierarchy, the Company makes use of the practical expedient under ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or its Equivalent). As of September 30, 2025 and December 31, 2024, the Company’s investments in underlying funds amounted to $2,120,558 and $2,688,619, respectively.

U.S. GAAP requires that the Company disclose the Company’s pro-rata portion of individual securities, if available, that are reported to the Company by the underlying portfolio funds that exceed 5% of the Company’s capital balance.

The following tables present fair value measurements of investments, by major class according to the fair value hierarchy.

	Fair Value Measurements
September 30, 2025	Level 1	Level 2	Level 3	Total
First Lien Senior Secured Loan	$-	$-	$291,349,481	$291,349,481
Senior Unsecured Notes	-	-	3,762,345	3,762,345
Preferred Equity Securities	-	-	61,501,032	61,501,032
Warrants and Other Equity Securities	-	-	5,786,103	5,786,103
Total	$-	$-	$362,398,961	$362,398,961
Fund Investments				2,120,558
Total Investments				$364,519,519

	Fair Value Measurements
December 31, 2024	Level 1	Level 2	Level 3	Total
First Lien Senior Secured Loan	$-	$-	$304,120,042	$304,120,042
Senior Secured Notes	-	-	341,103	341,103
Second Lien Senior Secured Loan	-	-	6,034,048	6,034,048
Senior Unsecured Notes	-	-	3,427,073	3,427,073
Preferred Equity Securities	-	-	53,603,056	53,603,056
Warrants and Other Equity Securities	-	-	7,426,377	7,426,377
Total	$-	$-	$374,951,699	$374,951,699
Fund Investments				2,688,619
Total Investments				$377,640,318

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

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)
(Unaudited)
Note 4. Fair Value Measurements (continued)

The following tables provide a reconciliation of the beginning and ending balances for investments at fair value that use Level 3 inputs for the three and nine months ended September 30, 2025 and 2024:

	Investments
	First Lien Senior Secured Loan	Second Lien Senior Secured Loan	Senior Secured Notes	Senior Unsecured Notes	Preferred Equity Securities	Warrants and Other Equity Securities	Fund Investments	Total Investments
Balance as of June 30, 2025	$289,806,939	$-	$-	$3,733,001	$54,383,715	$6,217,841	$2,165,570	$356,307,066
Net realized gain on investments	-	-	-	-	-	-	-	-
Net change in unrealized gain (loss) on investments	77,010	-	-	27,451	2,622,515	(2,832,115)	(45,012)	(150,151)
Purchases of investments and other adjustments to cost (1)	13,947,233	-	-	1,893	107,983	-	-	14,057,109
Proceeds from sales of investments	-	-	-	-	-	-	-	-
Proceeds from principal repayments (2)	(5,683,200)	-	-	-	-	-	-	(5,683,200)
Transfer/Restructuring of Investments	(6,798,501)	-	-	-	4,386,819	2,400,377	-	(11,305)
Balance as of September 30, 2025	$291,349,481	$-	$-	$3,762,345	$61,501,032	$5,786,103	$2,120,558	$364,519,519

(1)	Includes purchases of new investments, premium and discount accretion and amortization and PIK interest.
(2)	Includes paydowns receivable from the Consolidated Statements of Assets and Liabilities.
(3)	Lien conversions are fair valued at beginning of period.

	Investments
	First Lien Senior Secured Loan	Second Lien Senior Secured Loan	Senior Secured Notes	Senior Unsecured Notes	Preferred Equity Securities	Warrants and Other Equity Securities	Fund Investments	Total Investments
Balance as of December 31, 2024	$304,120,042	$6,034,048	$341,103	$3,427,073	$53,603,055	$7,426,377	$2,688,619	$377,640,317
Net realized gain on investments	-	-	-	-	1,863,881	2,488,217	-	4,352,098
Net change in unrealized gain (loss) on investments	(10,569,071)	114,013	-	68,821	3,031,748	(3,100,699)	(199,323)	(10,654,511)
Purchases of investments and other adjustments to cost (1)	39,969,165	1,388,643	88,677	266,451	1,455,102	-	-	43,168,038
Proceeds from sales of investments	-	-	-	-	(4,333,420)	(3,428,169)	-	(7,761,589)
Proceeds from principal repayments (2)	(41,743,721)	(101,070)	-	-	-	-	(368,738)	(42,213,529)
Lien status change(3)	6,371,567	(7,435,634)	(429,780)	-	1,493,847	-	-	-
Transfer/Restructuring of Investments	(6,798,501)	-	-	-	4,386,819	2,400,377	-	(11,305)
Balance as of September 30, 2025	$291,349,481	$-	$-	$3,762,345	$61,501,032	$5,786,103	$2,120,558	$364,519,519

(1)	Includes purchases of new investments, premium and discount accretion and amortization and PIK interest.
(2)	Includes paydowns receivable from the Consolidated Statements of Assets and Liabilities.
(3)	Lien conversions are fair valued at beginning of period.

	Investments
	First Lien Senior Secured Loan	Second Lien Senior Secured Loan	Senior Secured Notes	Senior Unsecured Notes	Preferred Equity Securities	Warrants and Other Equity Securities	Fund Investments	Total Investments
Balance as of June 30, 2024	$266,987,705	$6,073,644	$-	$3,427,073	$40,480,202	$5,985,419	$2,818,111	$325,772,154
Net change in unrealized gain (loss) on investments	(2,032,140)	73,855	-	-	1,254,589	477,255	-	(226,441)
Payment in-kind	-	-	-	-	-	-	-	-
Purchases of investments and other adjustments to cost (1)	18,557,493	21,490	-	-	3,538,462	-	-	22,117,445
Proceeds from principal repayments (2)	(2,130,976)	(50,898)	-	-	-	-	-	(2,181,874)
Balance as of September 30, 2024	$281,382,082	$6,118,091	$-	$3,427,073	$45,273,253	$6,462,674	$2,818,111	$345,481,284

(1)	Includes purchases of new investments, premium and discount accretion and amortization and PIK interest.
(2)	Includes paydowns receivable from the Consolidated Statements of Assets and Liabilities.

	Investments
	First Lien Senior Secured Loan	Second Lien Senior Secured Loan	Senior Secured Notes	Senior Unsecured Notes	Preferred Equity Securities	Warrants and Other Equity Securities	Fund Investments	Total Investments
Balance as of December 31, 2023	$319,229,009	$6,059,372	$-	$1,384,446	$41,804,395	$5,706,423	$2,809,327	$376,992,972
Net realized gain (loss) on investments	-	-	-	-	2,034,517	-	-	2,034,517
Net change in unrealized gain (loss) on investments	(4,840,190)	188,237	-	(1,384,446)	(4,860,702)	25,980	8,784	(10,862,337)
Purchases of investments and other adjustments to cost (1)	23,969,777	29,415	-	8,874	3,748,495	-	-	27,756,561
Proceeds from sales of investments	(116,674)	-	-	-	(2,632,407)	-	-	(2,749,081)
Proceeds from principal repayments (2)	(47,515,376)	(158,933)	-	-	(17,039)	-	-	(47,691,348)
Lien status change(3)	(9,344,464)	-	-	3,418,199	5,195,994	730,271	-	-
Balance as of September 30, 2024	$281,382,082	$6,118,091	$-	$3,427,073	$45,273,253	$6,462,674	$2,818,111	$345,481,284

(1)	Includes purchases of new investments, premium and discount accretion and amortization and PIK interest.
(2)	Includes paydowns receivable from the Consolidated Statements of Assets and Liabilities.
(3)	Lien conversions are fair valued at beginning of period.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)
(Unaudited)
Note 4. Fair Value Measurements (continued)
The net change in unrealized gain (loss) on investments included on the Consolidated Statements of Operations for the three and nine months ended September 30, 2025, attributable to Level 3 investments still held as of September 30, 2025 was $(150,151) and $(10,654,511), respectively. The net change in unrealized gain (loss) on investments included on the Consolidated Statements of Operations for the three and nine months ended September 30, 2024, attributable to Level 3 investments still held as of September 30, 2024 was $(226,441) and $(10,862,337), respectively.

Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period which the reclassifications occur. There were no transfers among Levels 1, 2 and 3 for the three and nine months ended September 30, 2025 and 2024.

Purchases (including accretion, amortization, PIK interest) for the three and nine months ended September 30, 2025 amounted to $14,057,109 and $43,168,038, respectively. Purchases (including accretion, amortization, PIK interest) for the three and nine months ended September 30, 2024 amounted to $22,117,445 and $27,756,561, respectively.

For the nine months ended September 30, 2025, the Company invested (net of original issue discount) $12,312,500 in one new portfolio company and invested $25,923,163 in 17 existing portfolio companies as reflected in the Consolidated Schedule of Investments.

For the nine months ended September 30, 2024, the Company invested (net of original issue discount) $20,642,363 in two new portfolio companies and $2,134,380 in three existing portfolio companies as reflected in the Consolidated Schedule of Investments.

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

The table below summarizes the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy as of September 30, 2025.

						Range
	Fair Value	Valuation Technique	Unobservable Input	Weighted Average Mean		Minimum		Maximum
Assets:
First Lien Senior Secured Loans	$279,622,309	Discounted Cash Flow	Discount Rate	14.4%		5.9%		30.0%
First Lien Senior Secured Loans	11,727,172	Guideline Public Company Method	Revenue Multiple	0.3	x	0.2	x	0.5	x
		Guideline Public Company Method	EBITDA Multiple	10.5	x	10.0	x	11.0	x
Senior Unsecured Notes	3,762,345	Discounted Cash Flow	Discount Rate	15.2%		11.9%		21.1%
Preferred Equity Securities	22,914,943	Discounted Cash Flow	Discount Rate	22.4%		12.5%		36.0%
Preferred Equity Securities	29,103,423	Guideline Public Company Method	Revenue Multiple	1.5	x	0.5	x	4.9	x
		Guideline Public Company Method	EBITDA Multiple	9.3	x	4.1	x	19.0	x
Preferred Equity Securities	9,482,666	Guideline Merged & Acquired Company Method	Revenue Multiple	1.7	x	0.8	x	2.5	x
		Guideline Merged & Acquired Company Method	EBITDA Multiple	9.5	x	7.5	x	16.0	x
Warrants and Other Equity Securities	224,080	Discounted Cash Flow	Discount Rate	24.5%		15.0%		31.5%
Warrants and Other Equity Securities	5,562,023	Guideline Public Company Method	Revenue Multiple	1.0	x	0.2	x	2.5	x
		Guideline Public Company Method	EBITDA Multiple	9.1	x	5.5	x	11.3	x
Partnership Interests	2,120,558	Net Asset Value	N/A	N/A		N/A		N/A
Total Level 3 Assets	$364,519,519

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

An affiliated company is a company in which the Company has an ownership interest of 5% or more of its voting securities. A controlled affiliate company is a company in which the Company and its affiliated funds have an ownership interest of more than 25% of its voting securities. Please see the Company’s Consolidated Schedule of Investments for the type of investment, principal amount, interest rate including the spread, and the maturity date for investments in affiliated companies.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)
(Unaudited)
Note 5. Transactions with Affiliated Companies (continued)

Transactions related to the Company’s investments with controlled affiliates for the nine months ended September 30, 2025 and for the year ended December 31, 2024, were as follows:

The nine months ended September 30, 2025	Equity Ownership Held by the Company	Equity Ownership Held by Star Mountain Affiliate Funds
Issuer:
Arrow Home Health LLC	2.6%	72.2%
Caregility Corporation	7.9%	37.4%
Delva Master Holdings	2.7%	74.5%
Lasalle Staffing, LLC	5.8%	21.9%
Microf, LLC	0.0%	83.7%
MPUSA, LLC (dba Mission)	4.3%	34.4%
Uncle John’s Pride, LLC	5.6%	18.8%
USBid Inc.	13.5%	57.7%
Watt Acquisition, LLC	30.2%	89.6%

The year ended December 31, 2024	Equity Ownership Held by the Company	Equity Ownership Held by Star Mountain Affiliate Funds
Issuer:
Arrow Home Health LLC	2.5%	72.2%
Caregility Corporation	7.9%	37.4%
Lasalle Staffing, LLC	5.8%	21.9%
Microf, LLC	0.0%	83.7%
MPUSA, LLC (dba Mission)	4.3%	34.4%
Uncle John’s Pride, LLC	5.6%	18.8%
USBid Inc.	13.5%	57.7%
Watt Acquisition, LLC	5.6%	17.4%

Note 6. Transactions with Related Parties

Star Mountain Lower Middle-Market (Offshore) Ltd. (the “Feeder Fund”) was formed as a Cayman Islands exempted company and commenced operations on August 17, 2021. The Feeder Fund has been formed to invest all or substantially all of its investable assets in the common stock of the Company. As of September 30, 2025 and December 31, 2024, the Feeder Fund had $46,888,800 and $46,488,800 in capital committed to the Company, respectively, and an ownership percentage in the Company of 16.04% and 17.02%, respectively.

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
Management fees for the three and nine months ended September 30, 2025 were $1,161,778 and $3,522,582, respectively. For the three and nine months ended September 30, 2025, the Advisor elected to not voluntarily waive such management fees. Management fees for the three and nine months ended September 30, 2024 were $1,078,294 and $3,306,940, respectively.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)
(Unaudited)
Note 6. Transactions with Related Parties (continued)

The management fees waived are not recoupable by the Advisor. There is no guarantee that the Advisor will waive management fees in the future, and the Advisor may discontinue or modify any such waivers in the future at its discretion. As of September 30, 2025 and December 31, 2024, $1,161,778 and $1,157,509 of management fees remained payable, respectively.

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

Incentive fees for the three and nine months ended September 30, 2025 were $554,509 and $2,696,547, respectively. For the three and nine months ended September 30, 2025, the Advisor elected to not voluntarily waive such incentive fees, respectively. Incentive fees for the three and nine months ended September 30, 2024 were $801,653 and $3,145,659, respectively. For the three and nine months ended September 30, 2024, the Advisor elected to voluntarily waive $1,120,588 and $1,120,588 of such incentive fees, respectively. The incentive fees waived for the period ended September 30, 2025 and 2024 are not recoupable and there is no guarantee that the Advisor will waive incentive fees in the future. The Advisor may discontinue or modify any such waivers in the future at its discretion. As of September 30, 2025 and December 31, 2024, $5,510,270 and $2,813,724, respectively, of incentive fees remained payable as shown in the Consolidated Statements of Assets and Liabilities.

Administration Fees

The Company has entered into the Administration Agreement with the Advisor, under which the Company reimburses the Administrator for its allocable portion of overhead and other expenses, including the costs of furnishing the Company with office facilities and equipment and providing clerical, bookkeeping, record-keeping and other administrative services at such facilities, and the Company’s allocable portion of the cost of the chief financial officer and chief compliance officer and their respective staffs. To the extent that the Administrator outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis, without incremental profit, to the Administrator. For the three and nine months ended September 30, 2025, the Company incurred reimbursement expenses of $141,416 and $477,797, respectively, included under General and Administrative fees on the Consolidated Statements of Operations. For the three and nine months ended September 30, 2024, the Company incurred reimbursement expenses of $37,617 and $163,425, respectively, included under General and Administrative fees on the Consolidated Statements of Operations. As of September 30, 2025 and December 31, 2024, $156,416 and $77,275, respectively, of reimbursement expense was payable as shown in the Consolidated Statements of Assets and Liabilities as reimbursement expense payable.

The Administrator has entered into a sub-administration agreement with SS&C Technologies, Inc. (the “Sub-Administrator”), under which the Sub-Administrator provides various accounting and administrative services to the Company. Administrative services may include maintenance of the Company’s books and records, processing of investor transactions, and calculation of the NAV. For the three and nine months ended September 30, 2025, the Company incurred expenses for services provided by the Sub-Administrator of $294,454 and $740,315, respectively, which is included in professional fees on the Consolidated Statements of Operations. For the three and nine months ended September 30, 2024, the Company incurred expenses for services provided by the Sub-Administrator of $180,953 and $534,995, respectively, which is included in professional fees on the Consolidated Statements of Operations. As of September 30, 2025 and December 31, 2024, there were no amounts payable, respectively, for expenses incurred for services provided by the Sub-Administrator.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)
(Unaudited)
Note 6. Transactions with Related Parties (continued)

Directors’ Fees

The Company incurs certain fees and expenses paid to the Company’s independent directors (including expenses and costs related to meetings of the independent directors); for the three and nine months ended September 30, 2025, directors’ expenses are $35,000 and $105,000, respectively, as shown on the Consolidated Statements of Operations. For the three and nine months ended September 30, 2024, directors’ expenses are $61,510 and $108,750, respectively, as shown on the Consolidated Statements of Operations. As of September 30, 2025 and December 31, 2024, $35,000 and $35,000 of directors’ expenses remained payable, respectively, which are included in professional fees payable as shown on the Consolidated Statements of Assets and Liabilities.

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

As of September 30, 2025 and December 31, 2024, the Secured Credit Facility commitment amounts were as follows:

	As of September 30, 2025	As of December 31, 2024
Secured Credit Facility Lender	Commitment	Commitment
Webster Bank	$67,500,000	$67,500,000
Dime Community Bank	25,000,000	25,000,000
First Foundation Bank	20,000,000	20,000,000
Mitsubishi HC Capital America, Inc.	20,000,000	20,000,000
Woodforest National Bank	20,000,000	20,000,000
Peapack-Gladstone Bank	17,000,000	17,000,000
Hanmai Bank	15,500,000	15,500,000
Apple Bank	15,000,000	15,000,000
Total Commitment	$200,000,000	$200,000,000

Borrowings can be increased to a maximum of $350 million in accordance with the Secured Credit Facility accordion feature terms and conditions and are limited by various advance rates and concentration limits.

As of September 30, 2025 and December 31, 2024, the total fair value of the borrowings outstanding under the Secured Credit Facility was $110,750,000 and $122,500,000, respectively. The fair value of the borrowings outstanding under the Secured Credit Facility is based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.

Inclusive of syndication, agency, and administrative fees paid to Webster, the total annualized cost of capital is estimated to be 7.0%. The Company will also pay a non-utilization fee on the average daily unused amount of the aggregate commitments until the commitment termination date (as defined in the Loan Agreement). As of September 30, 2025, the total commitments under the Secured Credit Facility were $200 million. Proceeds from borrowings under the Secured Credit Facility may be used to finance certain investments, fulfill payment obligations under the Secured Credit Facility, make distributions/payments permitted by the Loan Agreement. All amounts outstanding under the Secured Credit Facility must be repaid by June 30, 2028. The Company’s obligations to the lenders under the Secured Credit Facility are secured by a first priority security interest in substantially all of the Company’s assets, subject to certain exclusions.

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

The components of the Company’s interest expense and other debt financing expenses, average outstanding balances and average stated interest rates (i.e. the rate in effect plus spread) were as follows:

	For the three months ended September 30,
	2025	2024
Interest expense - Secured Credit Facility	$1,852,365	$2,718,244
Unused commitment fees	115,025	90,444
Amortization of deferred financing costs	156,425	152,362
Administration fees	42,160	145,729
Total interest and other debt financing fees	$2,165,975	$3,106,779
Average debt outstanding	$109,980,978	$129,217,391
Average stated interest rate	6.68%	8.35%

	For the nine months ended September 30,
	2025	2024
Interest expense - Secured Credit Facility	$6,230,224	$8,960,744
Unused commitment fees	313,448	209,291
Amortization of deferred financing costs	464,175	437,281
Administration fees	(1,001,552)	603,964
Total interest and other debt financing fees	$6,006,295	$10,211,280
Average debt outstanding	$117,332,418	$145,003,650
Average stated interest rate	7.10%	8.23%

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

As of September 30, 2025, the estimated cost basis of investment for U.S. federal income tax purposes was $375,709,306, resulting in estimated net unrealized loss of $11,189,787, comprised of estimated gross unrealized gains of $29,755,499 and gross unrealized losses of $40,945,287. As of December 31, 2024, the estimated cost basis of investment for U.S. federal income tax purposes was $381,076,946, resulting in estimated net unrealized loss of $3,436,628, comprised of estimated gross unrealized gains of $22,403,590 and gross unrealized losses of $25,840,218.

The Company recognized the following excise taxes related to the Company’s status as a RIC:

	For the nine months ended September 30, 2025	For the year ended December 31, 2024
Excise tax expense	$761,000	$37,907
Total	$761,000	$37,907

The Company recognized the following benefits (provisions) for deferred taxes on the change in unrealized appreciation and depreciation on investments held in the Holding Company:

	For the nine months ended September 30, 2025	For the year ended December 31, 2024
Benefit (provision) for taxes on change in unrealized appreciation (depreciation) on investments	$2,139,870	$(6,094,196)
Total	$2,139,870	$(6,094,196)

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)
(Unaudited)
Note 8. Income Taxes (continued)
As of September 30, 2025 and December 31, 2024, $3,954,326 and $6,094,196, respectively, was included in deferred tax liabilities on the Consolidated Statements of Assets and Liabilities primarily relating to deferred taxes on unrealized gains on investments held in the Company’s subsidiary and other temporary book to tax differences of the subsidiary.

Note 9. Stock Issuances

As of September 30, 2025 and December 31, 2024, the total number of shares of all classes of capital stock that the Company has the authority to issue was 200,000,000 shares of Common Stock, par value $0.001 per share.

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

The Company has entered into subscription agreements (collectively, the “Subscription Agreements”) with investors, providing for the private placement of common shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase common shares up to the amount of their respective capital commitments on an as-needed basis with a minimum of 8 business days’ prior notice. As of September 30, 2025 and December 31, 2024, the Company had received capital commitments totaling $292,390,780 and $273,072,762, respectively.

As of September 30, 2025, net contributions of $281,070,558 had been made by Stockholders and $11,320,222 remained available to be drawn by the Company.

The following tables summarize the issuance of shares for the nine months ended September 30, 2025 and 2024:

Date	Price per share	Shares Issued	Proceeds
For the nine months ended September 30, 2025
April 21, 2025	$24.52	357,811	$8,773,518
June 13, 2025	24.13	89,598	2,162,000
September 26, 2025	23.91	153,074	3,660,000
		600,483	$14,595,518

Date	Price per share	Shares Issued	Proceeds
Stock issued in connection with dividend reinvestment plan
January 31, 2025	$24.47	109,175	$2,671,518
May 20, 2025	24.55	113,516	2,786,818
August 19, 2025	24.44	111,702	2,708,462
		334,393	$8,166,798
Total		934,876	$22,762,316

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)
(Unaudited)
Note 9. Stock Issuances (continued)
Date	Price per share	Shares Issued	Proceeds
For the nine months ended September 30, 2024
April 8, 2024	$24.96	250,250	$6,246,250
June 11, 2024	24.79	562,949	13,955,500
September 17, 2024	23.83	717,571	17,099,715
		1,530,770	$37,301,465

Date	Price per share	Shares Issued	Proceeds
Stock issued in connection with dividend reinvestment plan
January 31, 2024	$24.98	120,133	$3,000,821
May 16, 2024	24.95	113,756	2,838,215
August 19, 2024	23.96	103,753	2,527,833
		337,642	$8,366,869
Total		1,868,412	$45,668,334

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

The following tables summarize the repurchase of shares for the nine months ended September 30, 2025 and 2024.

Date	Purchase Price	Shares Repurchased	Amounts
Stock repurchased in connection with tender offer
March 31, 2025	$24.55	256,233.52	$6,290,542
June 30, 2025	24.44	242,756.06	5,932,958
September 30, 2025	24.29	250,938.16	6,095,288
Total		749,927.74	$18,318,788

Date	Purchase Price	Shares Repurchased	Amounts
Stock repurchased in connection with tender offer
March 29, 2024	$25.10	192,187.05	$4,823,944
June 28, 2024	24.38	190,664.58	4,648,553
September 30, 2024	24.27	208,792.97	5,067,405
Total		591,644.60	$14,539,902

The following table summarizes the settlement of distributions declared and recorded and the subsequent payment and issuance of those distributions for the nine months ended September 30, 2025:

Date Declared	Record Date	Payment/Issuance Date	Amount Per Share	Amount Paid in Cash	Amount Settled via Newly Issued Shares	Total
For the nine months ended September 30, 2025
December 31, 2024	December 31, 2024	January 31, 2025	$0.54	$2,651,213	$2,671,518	$5,322,731
April 1, 2025	April 23, 2025	May 20, 2025	0.57	2,951,972	2,786,818	5,738,790
July 1, 2025	July 7, 2025	August 19, 2025	0.59	3,208,301	2,708,462	5,916,763
Total			$1.70	$8,811,486	$8,166,798	$16,978,284

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)
(Unaudited)
Note 10. Discretionary Repurchase of Shares of Common Stock and Distributions (continued)
The following table summarizes the settlement of distributions declared and recorded and the subsequent payment and issuance of those distributions for the nine months ended September 30, 2024:

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

Note 11. Commitments, Contingencies, and Risks

Commitments: As of September 30, 2025 and December 31, 2024, the Company had $3,383,791 and $20,353,563 in outstanding commitments to direct investments and $1,101,695 and $1,101,695 in outstanding commitments to fund investments, respectively.

September 30, 2025	Outstanding Commitments
Direct Investments
Ambient Enterprises Holdco LLC	$1,282,848
The Range NYC, LLC (dba Five Iron Golf)	829,832
Kelso Industries	1,271,111
Total Direct Investments	$3,383,791

Fund Investments
Madryn Select Opportunities, LP	$1,101,695
Total Fund Investments	$1,101,695

Total	$4,485,486

December 31, 2024	Outstanding Commitments
Direct Investments
Ambient Enterprises Holdco LLC	$1,773,731
Kelso Industries	5,000,000
Qualified Digital, LLC	6,857,143
The Range NYC, LLC (dba Five Iron Golf)	6,722,689
Total Direct Investments	$20,353,563

Fund Investments
Madryn Select Opportunities, LP	$1,101,695
Total Fund Investments	$1,101,695

Total	$21,455,258

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)
(Unaudited)
Note 11. Commitments, Contingencies, and Risks (continued)
Management believes that the Company’s available cash balance and the balance available to be drawn from the Secured Credit Facility provide sufficient funds to cover its unfunded commitments as of September 30, 2025 and December 31, 2024.

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

Note 12. Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2025 and 2024:

	For the nine months ended September 30,
	2025	2024
Per share data:
Net asset value at beginning of period	$24.43	$24.78
Net investment income (loss) (1)	1.52	1.96
Net realized and unrealized gain (loss) (1)	(0.63)	(1.09)
Net increase (decrease) in net assets resulting from operations (1)	0.89	0.87
Stockholder distributions (2)	(1.70)	(1.38)
Dividend reinvestment plan distributions (2)	(0.82)	(1.06)
Other (3)	1.49	1.06
Net asset value at end of period	$24.29	$24.27
Net assets at end of period	$243,972,240	$217,589,070
Shares outstanding at end of period	10,042,249	8,964,250
Total return (4)	6.52%	6.81%
Ratio/Supplemental data:
Ratio of expenses to average net assets before incentive fees(5)	6.90%	10.36%
Ratio of expenses to average net assets after incentive fees and waivers (5)	8.00%	11.36%
Ratio of net investment income (loss) to average net assets before incentive fees and waivers(5)	9.63%	11.92%
Ratio of net investment income (loss) to average net assets after incentive fees and waivers(5)	8.52%	10.91%
Portfolio turnover (6)	10.70%	6.46%

(1)	The per share data was derived by using the weighted average shares outstanding during the period presented.
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
Note 12. Financial Highlights (continued)
(4)	Total return is calculated as the change in NAV per share during the period, divided by the beginning NAV per share and assumes reinvestment of dividends at NAV. Total return is not annualized.
(5)	Ratios are annualized for periods less than one year. To the extent incentive fees and waivers are included within the ratio, they are not annualized.
(6)	Ratio is not annualized.

13. Subsequent Events

The Company has evaluated subsequent events through November 14, 2025, the date on which the consolidated financial statements were issued.
The Company issued a capital call of $4,845,000, with a due date of October 3, 2025.
On October 2, 2025, the Company declared a dividend of $0.58 per share to stock holders of record as of September 30, 2025, which will be payable in the form of cash and shares on November 19, 2025.

On November 19, 2025, the Company intends to pay a total distribution of $5,824,504, of which $3,065,915 will be paid in cash and $2,758,589 in the form of shares.

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

Portfolio and Investment Activity:

For the nine months ended September 30, 2025, the Company invested (net of original issue discount) $12,312,500 in one new portfolio company and invested $25,923,163 in 17 existing portfolio companies as reflected in the Consolidated Schedule of Investments. For the nine months ended September 30, 2024, the Company invested (net of original issue discount) $20,642,363 in two new portfolio companies and $2,134,380 in three existing portfolio companies as reflected in the Consolidated Schedule of Investments.

The Company had $5,683,200 and $42,213,529, respectively, in principal repayments for the three and nine months ended September 30, 2025, of which $42,483,756 was received in cash as of September 30, 2025 (with the remaining balance as the change in receivable from December 31, 2024). The Company had $2,181,874 and $47,691,348, respectively in principal repayments for the three and nine months ended September 30, 2024, of which $48,244,155 was received in cash as of September 30, 2024 (with the remaining balance as the change in receivable from December 31, 2023).

As of September 30, 2025 and December 31, 2024, the Company’s investments consisted of the following:

	September 30, 2025		December 31, 2024
Fair Value:
First Lien Senior Secured Loan	$291,349,481	79.90%	$304,120,042	80.50%
Second Lien Senior Secured Loan	-	-	6,034,048	1.60
Senior Secured Notes	-	-	341,103	0.10
Senior Unsecured Notes	3,762,345	1.00	3,427,073	0.90
Preferred Equity Securities	61,501,032	16.90	53,603,056	14.20
Warrants and Other Equity Securities	5,786,103	1.60	7,426,377	2.00
Fund Investments	2,120,558	0.60	2,688,619	0.70
Total	$364,519,519	100.00%	$377,640,318	100.00%

The table below describes investments by industry composition based on fair value as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
Fair Value:
Aerospace & Defense	$9,351,999	2.60%	$8,103,579	2.10%
Chemicals	19,949,257	5.50	14,812,499	3.90
Commercial Services & Supplies	14,173,293	3.80	3,908,639	1.00
Construction & Engineering	68,840,605	21.60	83,705,436	22.30
Consumer Finance	3,762,345	1.00	3,427,073	0.90
Distributors	7,325,655	2.00	13,163,459	3.50
Diversified Financials	2,120,558	0.60	2,688,619	0.70
Diversified Telecommunication Services	22,443,390	6.20	23,137,607	6.10
Electrical Equipment	1,324,251	0.40	5,729,737	1.50
Entertainment	15,891,665	4.40	14,317,635	3.80
Food Products	11,914,587	3.30	11,608,503	3.10
Healthcare Providers & Services	38,142,056	10.50	41,162,604	10.90
Hotels, Restaurants & Leisure	7,434,846	2.00	4,910,952	1.30
Household Durables	3,867,034	1.10	3,057,209	0.80
Household Products	4,758,213	1.30	4,990,960	1.30
IT Services	11,980,766	3.30	12,558,929	3.30
Leisure Products	3,713,764	1.00	3,230,877	0.90
Machinery	3,691,347	1.00	4,217,950	1.10
Media	20,898,139	5.70	26,926,042	7.10
Personal Products	4,518,336	1.20	4,404,301	1.20
Professional Services	56,655,467	15.50	58,307,390	15.40
Software	598,549	0.20	965,151	0.30
Specialty Retail	7,027,968	1.90	6,703,118	1.80
Trading Companies & Distributors	14,281,613	3.90	11,262,596	3.00
Transportation Infrastructure	9,853,816	2.70	10,339,453	2.70
Total	$364,519,519	100.00%	$377,640,318	100.00%

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

The following table shows the distribution of the Company’s investments on the 1 to 5 investment performance risk rating scale as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments	Investments at Fair Value	Percentage of Total Investments
1	$46,213,620	12.70%	$59,536,590	15.80%
2	198,025,958	54.30	216,885,848	57.40
3	60,608,073	16.60	46,456,529	12.30
4	51,403,317	14.10	50,022,148	13.20
5	8,268,551	2.30	4,739,203	1.30
Total	$364,519,519	100.00%	$377,640,318	100.00%

Results of Operations:

The following tables represent the operating results for the three and nine months ended September 30, 2025 and 2024:

	For the three months ended September 30,
	2025	2024
Total investment income	$9,287,461	$9,440,331
Total expenses	4,960,543	5,660,996
Net investment income before fee waivers	4,326,918	3,779,335
Incentive fee waiver	-	1,120,588
Net investment income	4,326,918	4,899,923
Net realized gain (loss) on investments	-	-
Net change in unrealized gain (loss) on investments	(150,151)	(226,441)
Income tax expense	(38,585)	-
Benefit (provision) for taxes change in unrealized appreciation (depreciation) on investments	429,903	-
Net increase (decrease) in net assets resulting from operations	$4,568,085	$4,673,482

	For the nine months ended September 30,
	2025	2024
Total investment income	$30,344,707	$33,456,449
Total expenses	15,067,004	18,699,217
Net investment income before fee waivers	15,277,703	14,757,232
Incentive fee waiver	-	1,120,588
Net investment income after fee waivers	15,277,703	15,877,820
Net realized gain (loss) on investments	4,352,098	2,034,517
Net change in unrealized gain (loss) on investments	(10,654,511)	(10,862,337)
Income tax expense	(761,000)	-
Benefit (provision) for taxes change in unrealized appreciation (depreciation) on investments	2,139,870	-
Net increase (decrease) in net assets resulting from operations	$10,354,160	$7,050,000

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

Investment Income:

The composition of the Company’s investment income was as follows for the three and nine months ended September 30, 2025 and 2024:

	For the three months ended September 30, 2025	For the three months ended September 30, 2024
Non-controlled/non-affiliate investment income
Interest income	$7,421,040	$7,576,521
PIK interest income	678,019	615,739
Other income	505,158	8,208
Dividend income	111,533	30,964
Controlled/affiliate investment income
Interest income	441,910	1,069,033
PIK interest income	123,615	139,866
Other income	6,186	-
Total investment income	$9,287,461	$9,440,331

	For the nine months ended September 30, 2025	For the nine months ended September 30, 2024
Non-controlled/non-affiliate investment income
Interest income	$23,940,656	$27,698,324
PIK interest income	2,186,406	3,041,693
Other income	942,387	170,192
Dividend income	800,272	153,177
Controlled/affiliate investment income
Interest income	1,887,248	1,909,109
PIK interest income	548,692	277,670
Other income	39,046	-
Dividend income	-	206,284
Total investment income	$30,344,707	$33,456,449

Operating Expenses:

The composition of the Company’s operating expenses was as follows for the three and nine months ended September 30, 2025 and 2024:
	For the three months ended September 30,
	2025	2024

Interest and other financing fees	$2,165,975	$3,106,779
Management fees (Note 6)	1,161,778	1,078,294
Professional fees	578,842	384,728
Incentive fees (Note 6)	554,509	801,653
General and administrative fees	256,142	130,727
Legal expenses	197,690	97,305
Director expenses	35,000	61,510
Tax expenses	10,607	-
Expenses	4,960,543	5,660,996
Incentive fee waiver	-	(1,120,588)
Income tax expense	38,585	-
Total Expenses	$4,999,128	$4,540,408

	For the nine months ended September 30,
	2025	2024
Interest and other financing fees	$6,006,295	$10,211,280
Management fees (Note 6)	3,522,582	3,306,940
Incentive fees (Note 6)	2,696,547	3,145,659
Professional fees	1,588,705	1,189,807
General and administrative fees	746,558	443,769
Legal expenses	390,710	293,012
Director expenses	105,000	108,750
Tax expenses	10,607	-
Expenses	15,067,004	18,699,217
Incentive fee waiver	-	(1,120,588)
Income tax expense	761,000	-
Total Expenses	$15,828,004	$17,578,629

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

To qualify as a RIC under Subchapter M of the Code, the Company must, among other things, meet certain source-of-income and asset diversification requirements.  In addition, to qualify for RIC tax treatment, the Company must distribute to its Stockholders, for each taxable year, at least 90.0% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses.  In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98.0% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one year period ending October 31 in that calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years and on which the Company paid no U.S. federal income tax.  The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4.0% nondeductible U.S. federal excise tax on this income. For the nine months ended September 30, 2025 the Company recorded a net tax expense of $761,000, and a benefit in deferred taxes on unrealized appreciation on investments of $2,139,870. For the year ended December 31, 2024 the Company recorded a tax expense of $37,907, and a provision in deferred taxes on unrealized appreciation on investments of $6,094,196.

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

The Company did not record any uncertain income tax positions for the nine months ended September 30, 2025 and the year ended December 31, 2024 on the Consolidated Statements of Assets and Liabilities.

Net Increase (Decrease) in Net Assets Resulting from Operations:

For the three and nine months ended September 30, 2025, the net increase (decrease) in net assets resulting from operations was $4,568,085 and $10,354,160, respectively. Based on the weighted average shares of Common Stock outstanding for the three and nine months ended September 30, 2025, the Company’s per share net increase (decrease) in net assets resulting from operations was $0.41 and $0.89, respectively.

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

Financial Condition, Liquidity and Capital Resources:

The Company will generate cash primarily from the net proceeds generated from private offerings, and from cash flows from fees, interest and dividends earned from investments and principal repayments, proceeds from sales of investments and borrowings under the Company’s Secured Credit Facility. The Company’s primary use of funds will be direct credit and equity investments in SMBs, payments of expenses and distributions to holders of the Company’s Common Stock and, to a lesser extent, the Company may invest in limited partnership interests of funds focused on making investments in SMBs. As of September 30, 2025 and December 31, 2024, the Company had approximately $3.7 million and $4.0 million, respectively, in cash on deposit with financial institutions and $110.8 million and $122.5 million, respectively, in debt outstanding.

In accordance with the 1940 Act, the Company generally is required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all borrowings and any preferred stock that may be issued in the future, of at least 150%. If this ratio declines below 150%, the Company cannot incur additional debt and could be required to sell a portion of the Company’s investments to repay some debt when it is disadvantageous to do so. On May 14, 2021, Stockholders of the Company approved the adoption of the 150% threshold pursuant to Section 61(a)(2) of the 1940 Act and such election became effective that next day. As of September 30, 2025 and December 31, 2024, the Company’s asset coverage for total borrowings and other senior securities was 219% and 209%, respectively.

Capital Contributions:

For the three and nine months ended September 30, 2025 and for the year ended December 31, 2024, the Company entered into subscription agreements (collectively, the “Subscription Agreements”) with new investors, providing for the private placement of common shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase common shares up to the amount of their respective capital commitments on an as-needed basis with a minimum of 8 business days’ prior notice. As of September 30, 2025 and December 31, 2024, the Company had received capital commitments totaling $292.4 million and $273.1 million, respectively.

The following tables summarize the issuance of shares for the nine months ended September 30, 2025 and 2024:

Date	Price per share	Shares Issued	Proceeds
For the nine months ended September 30, 2025
April 21, 2025	$24.52	357,811	$8,773,518
June 13, 2025	24.13	89,598	2,162,000
September 26, 2025	23.91	153,074	3,660,000
		600,483	$14,595,518

Date	Price per share	Shares Issued	Proceeds
Stock issued in connection with dividend reinvestment plan
January 31, 2025	$24.47	109,175	$2,671,518
May 20, 2025	24.55	113,516	2,786,818
August 19, 2025	24.44	111,702	2,708,462
		334,393	$8,166,798
Total		934,876	$22,762,316

Date	Price per share	Shares Issued	Proceeds
For the nine months ended September 30, 2024
April 8, 2024	$24.96	250,250	$6,246,250
June 11, 2024	24.79	562,949	13,955,500
September 17, 2024	23.83	717,571	17,099,715
		1,530,770	$37,301,465

Date	Price per share	Shares Issued	Proceeds
Stock issued in connection with dividend reinvestment plan
January 31, 2024	$24.98	120,133	$3,000,821
May 16, 2024	24.95	113,756	2,838,215
August 19, 2024	23.96	103,753	2,527,833
		337,642	$8,366,869
Total		1,868,412	$45,668,334

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

The following table summarizes the settlement of distributions declared and recorded and the subsequent payment and issuance of those distributions for the nine months ended September 30, 2025:

Date Declared	Record Date	Payment/Issuance Date	Amount Per Share	Amount Paid in Cash	Amount Settled via Newly Issued Shares	Total
For the nine months ended September 30, 2025
December 31, 2024	December 31, 2024	January 31, 2025	$0.54	$2,651,213	$2,671,518	$5,322,731
April 1, 2025	April 23, 2025	May 20, 2025	0.57	2,951,972	2,786,818	5,738,790
July 1, 2025	July 7, 2025	August 19, 2025	0.59	3,208,301	2,708,462	5,916,763
Total			$1.70	$8,811,486	$8,166,798	$16,978,284

The following table summarizes the settlement of distributions declared and recorded and the subsequent payment and issuance of those distributions for the nine months ended September 30, 2024:

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

Contractual Obligations:

Investment Advisory Agreement; Administration Agreement

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

See “Note 6. Transactions with Related Parties” to our Consolidated Financial Statements for additional information regarding the Investment Advisory Agreement, the Administration Agreement, and the fee arrangements thereunder.

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

As of September 30, 2025 and December 31, 2024, the Secured Credit Facility commitment amounts were as follows:

Secured Credit Facility Lender	As of September 30, 2025 Commitment	As of December 31, 2024 Commitment
Webster Bank	$67,500,000	$67,500,000
Dime Community Bank	25,000,000	25,000,000
First Foundation Bank	20,000,000	20,000,000
Mitsubishi HC Capital America, Inc.	20,000,000	20,000,000
Woodforest National Bank	20,000,000	20,000,000
Peapack-Gladstone Bank	17,000,000	17,000,000
Hanmai Bank	15,500,000	15,500,000
Apple Bank	15,000,000	15,000,000
Total Commitment	$200,000,000	$200,000,000

Borrowings can be increased to a maximum of $350 million in accordance with the Secured Credit Facility accordion feature terms and conditions and are limited by various advance rates and concentration limits.

As of September 30, 2025 and December 31, 2024, the total fair value of the borrowings outstanding under the Secured Credit Facility was $110,750,000  and $122,500,000, respectively.

Inclusive of syndication, agency, and administrative fees paid to Webster, the total annualized cost of capital is estimated to be 7.0%. The Company will also pay a non-utilization fee on the average daily unused amount of the aggregate commitments until the commitment termination date (as defined in the Loan Agreement). As of September 30, 2025, the total commitments under the Secured Credit Facility were $200 million. Proceeds from borrowings under the Secured Credit Facility may be used to finance certain investments, fulfill payment obligations under the Secured Credit Facility, make distributions/payments permitted by the Loan Agreement. All amounts outstanding under the Secured Credit Facility must be repaid by June 30, 2028. The Company’s obligations to the lenders under the Secured Credit Facility are secured by a first priority security interest in substantially all of the Company’s assets, subject to certain exclusions.

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

The fair value of the borrowings outstanding under the Secured Credit Facility is based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. The components of the Company’s interest expense and other debt financing expenses, average outstanding balances and average stated interest rates (i.e. the rate in effect plus spread) were as follows:

	For the nine months ended September 30,
	2025	2024
Interest expense - Secured Credit Facility	$6,230,224	$8,960,744
Unused commitment fees	313,448	209,291
Amortization of deferred financing costs	464,175	437,281
Administration fees	(1,001,552)	603,964
Total interest and other debt financing fees	$6,006,295	$10,211,280
Average debt outstanding	$117,332,418	$145,003,650
Average stated interest rate	7.10%	8.23%

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

Assuming that the Consolidated Statements of Assets and Liabilities as of September 30, 2025 was to remain constant and that we took no actions to alter the Company’s existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change in Interest Rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in net investment income
Down 100 basis points	$(2,596,358)	$(1,107,500)	$(1,488,858)
Down 50 basis points	(1,311,354)	(553,750)	(757,604)
Down 25 basis points	(661,368)	(276,875)	(384,493)
Up 25 basis points	661,368	276,875	384,493
Up 50 basis points	1,322,736	553,750	768,986
Up 100 basis points	2,645,471	1,107,500	1,537,971
Up 200 basis points	5,290,942	2,215,000	3,075,942
Up 300 basis points	7,936,413	3,322,500	4,613,913

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

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2025. It should be noted that any system of controls, regardless of design and execution, can provide only reasonable assurance of achieving the desired control objectives.

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

There have been no material changes during the nine months ended September 30, 2025 to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 31, 2025. If any of such changes or risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the value of our securities could decline, and you may lose all or part of your investment.

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

During the fiscal quarter ended September 30, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

10.1
Investment Advisory Agreement between Star Mountain Credit Opportunities Fund, LP and Star Mountain Fund Management, LLC (incorporated by reference to the Company’s Form 10 Registration Statement filed on May 7, 2021)

10.2
Amended and Restated Investment Advisory Agreement dated as of June 14, 2024 between Star Mountain Credit Opportunities Fund, LP and Star Mountain Fund Management, LLC (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 814-01399), filed on June 16, 2024)

10.3
Administration Agreement between Star Mountain Credit Opportunities Fund, LP and Star Mountain Fund Management LLC (incorporated by reference to the Company’s Form 10 Registration Statement filed on May 7, 2021)

10.4
Loan and Servicing Agreement, dated as of July 2, 2021, by and among Star Mountain Lower Middle-Market Capital Corp., as borrower, the lenders party thereto and Sterling National Bank, in its capacities as collateral agent and administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-56259), filed on July 15, 2021)

10.5
Amendment to Loan and Servicing Agreement and Joinder Agreement, dated as of May 6, 2022, by and among the Company, as Borrower, and Webster Bank, N.A. (f/k/a Sterling National Bank), as Administrative Agent and the Letter of Credit Issuer, and the Lenders party thereto (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on May 12, 2022)

10.6^
Second Amendment to Loan and Servicing Agreement, dated as of September 16, 2022, by and among the Company, as Borrower, and Webster Bank, N.A. (f/k/a Sterling National Bank), as Collateral Agent, Administrative Agent, Swing Lender, and Sole Lead Arranger, and the Lenders party thereto (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on September 20, 2022)

10.7^
Fourth Amendment to Loan and Servicing Agreement, dated as of May 9, 2024, by and among the Company, as Borrower, and Webster Bank, N.A. (f/k/a Sterling National Bank), as Collateral Agent, Administrative Agent, Swing Lender, and Sole Lead Arranger, and the Lenders party thereto (incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 15, 2024)

10.8^
Fifth Amendment to Loan and Servicing Agreement, dated as of June 27, 2025, by and among the Company, as the Borrower, and Webster Bank, N.A. (f/k/a Sterling National Bank), as the Agent, and the Lenders party thereto (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on July 1, 2025)

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

Star Mountain Lower Middle-Market Capital Corp.

Date: November 14, 2025	By:	/s/ Brett A. Hickey
	Name:	Brett A. Hickey
	Title:	Chief Executive Officer and President

Date: November 14, 2025	By:	/s/ Christopher J. Gimbert
	Name:	Christopher J. Gimbert
	Title:	Chief Financial Officer