Form 10-K
period 2025-12-31
Star Mountain Lower Middle-Market Capital Corp
filed 2026-03-31
CIK 1786835

The UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2025

 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 814-01399

Star Mountain Lower Middle-Market Capital Corp.
(Exact Name of Registrant as Specified in its Charter)

Delaware	86-3924884
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

140 E. 45th Street
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

As of June 30, 2025, there was no established public market for the registrant’s shares of common stock. As of March 31, 2026, the registrant had 10,262,712 shares of common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to the registrant’s 2026 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the registrant’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

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

Star Mountain Lower Middle-Market Capital Corp. (the “Company”) is an externally managed, closed-end management investment company and has elected to be regulated as a business development company (“ BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company’s investment objectives are to generate current income and capital appreciation.

Star Mountain Credit Opportunities Fund, LP (the “Private Fund”) was formed as a Delaware limited partnership on August 7, 2019 to make investments in lower middle-market companies and commenced operations on September 16, 2019. On May 14, 2021, Star Mountain Credit Opportunities Fund, LP converted to Star Mountain Lower Middle-Market Capital Corp., via a filing with the State of Delaware of a Certificate of Conversion to a Corporation (the “BDC Conversion”). Following the BDC Conversion, the existing limited partners of the Private Fund became Stockholders of the Company by operation of law, and the value of an investor’s limited partnership interest in the Private Fund was converted into a corresponding number of shares of common stock in the Company (the Common Stock). The historical cost basis of investments was carried forward during the BDC Conversion.

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

On July 29, 2025, the Company received an exemptive order from the Securities and Exchange Commission (“SEC”) that permits the Company to offer multiple classes of shares of its Common Stock.

The Company’s investment objectives are to generate current income and capital appreciation. The Company seeks to achieve its investment objectives by investing primarily in privately negotiated loans and equity investments to small and medium-sized businesses (“SMBs”) generally with annual revenues greater than $15 million and earnings before interest, taxes, depreciation and amortization (“EBITDA”) of less than $50 million. The Company is advised by Star Mountain Fund Management, LLC (“Star Mountain Fund Management”, or in such capacity, the “Advisor”), a registered investment adviser under the Investment Advisers Act of 1940, as amended ( the “Advisers Act”). In addition, for U.S. federal income tax purposes, the Company has elected to be treated and intends to continue to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a BDC and a RIC, the Company is required to comply with certain regulatory requirements. See “Item 1(b). Description of Business— Regulation as a Business Development Company” and “Item 1(b). Description of Business—Certain U.S. Federal Income Tax Consequences.”

(b)	Description of Business

The Company

The Company has been established by the Advisor to provide investors with access to a diversified portfolio composed primarily of loans with equity upside investments in U.S. SMBs. The Company is externally managed by Star Mountain Fund Management, LLC. Star Mountain Fund Management, LLC also serves as the Company’s administrator (in such capacity, the “Administrator”) pursuant to an administration agreement (the “Administration Agreement”). The Administrator has entered into a sub-administration agreement with SS&C Technologies, Inc. (the “Sub-Administrator”), under which the Sub-Administrator provides various accounting and administrative services to the Company.

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

The Private Offering

The Company has and expects to enter into separate Subscription Agreements with a number of Stockholders for a private offering (the “Private Offering”, each a “Closing,” the first Closing, the “Initial Closing,” and each subsequent Closing, a “Subsequent Closing”). Each Stockholder will make a Capital Commitment to purchase shares of our Common Stock pursuant to the Subscription Agreement. Stockholders will be required to make Capital Contributions to purchase shares of the Company’s Common Stock each time the Company delivers a drawdown notice (as further described below). For the year ended December 31, 2025, the Company held four Subsequent Closings, admitting 85 additional Stockholders including an upsize for existing Stockholders with a total Capital Commitment of $19,813,018. For the year ended December 31, 2024, the Company held four Subsequent Closings admitting 114 additional Stockholders including an upsize for existing Stockholders with a total Capital Commitment of $54,735,000.

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

Incentive Fee on Capital Gains

The second component of the Incentive Compensation, the Capital Gains Incentive Fee, is payable at the end of each calendar year in arrears (or upon termination of the Amended and Restated Investment Advisory Agreement, as of the termination date). Under the Amended and Restated Investment Advisory Agreement, the Capital Gains Incentive Fee was reduced from 20.0% to 17.5% of cumulative realized capital gains as of the end of the fiscal year as of the Effective Date.

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

Year 4: $0.175 million, which is calculated as follows:

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

All current income and realization proceeds will be retained by the Company and be available for re-investment (net of applicable withholding tax). Distributions will be made to Stockholders at such times and in such amounts as determined by the Company’s Board. In addition, the Company has adopted a dividend reinvestment program (“DRP”) and each Stockholder will receive dividends in the form of additional shares of the Company’s Common Stock unless they notify the Company in writing at least 20 Business Days prior to the distribution date fixed by the Board for such dividend that they instead desire to receive cash. If such notice is received by the Company less than 20 Business Days prior to the relevant distribution date, then that dividend will be paid in the form of shares of Common Stock and any subsequent dividends will be paid in cash. If a Stockholder elects to receive dividends in the form of shares, dividend proceeds that otherwise would have been distributed in cash will be retained by the Company for re-investment. Stockholders who elect to receive dividends and other distributions in the form of shares of Common Stock generally are subject to the same U.S. federal tax consequences as Stockholders who elect to receive their distributions in cash; however, such reinvesting investors will not receive cash with which to pay any applicable taxes on re-invested dividends.

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

Repurchases of Shares

Until such time as the Board determines to cause the Company to conduct a Liquidity Event and prior to an IPO, the Company will remain a privately offered BDC and, in the Advisor’s commercially reasonable judgment and subject to the Board’s discretion, will conduct quarterly repurchases of its shares of Common Stock pursuant to written tenders by Stockholders. At the discretion of the Board, the Company commenced a share repurchase program in which the Advisor will, in its commercially reasonable judgment subject to market conditions, cause the Company to offer to repurchase shares from Stockholders on a quarterly basis in an amount not to exceed 2.5% of the Company’s net asset value. Each repurchase offer will generally commence prior to the applicable quarter end repurchase date or as disclosed in the Company’s tender offer. With respect to any such repurchase offer, Stockholders tendering shares must do so by a date specified in the notice describing the terms of the repurchase offer. Notwithstanding the foregoing, pursuant to the terms of any credit facility the Company enters into, the Company may be prohibited from repurchasing its shares of common stock from its investors during a quarter if, in the prior quarter, repurchase requests from the Company’s investors exceed 10% of the Company’s total Capital Commitments. Stockholders who make Capital Commitments to purchase shares of the Company’s common stock on or after February 20, 2026 are advised that if they tender shares of the Company’s common stock in a tender offer with a valuation date that is within the 12-month period following the initial issue date of their tendered shares, the Company may repurchase such shares subject to an “early repurchase deduction” of 2% of the aggregate net asset value of the shares repurchased (an “Early Repurchase Deduction”). The Early Repurchase Deduction will be retained by the Company for the benefit of remaining holders of the Company’s common stock.

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

Co-Investment Exemptive Relief

On December 17, 2025, Star Mountain received an updated form of co-investment exemptive relief from the SEC to allow certain managed funds and investment vehicles, each of whose investment adviser is Star Mountain Fund Management, LLC or an investment adviser controlling, controlled by or under common control with Star Mountain proprietary accounts, to participate in negotiated co-investment transactions where doing so is consistent with regulatory requirements and other pertinent factors, and pursuant to the conditions of the exemptive relief (the “Co-Investment Order”). The Co-Investment Order, which supersedes the prior co-investment order issued to Star Mountain on March 23, 2021, is a new form of co-investment exemptive relief that adopts a more flexible requirement that allocations be “fair and equitable” to us and that Star Mountain considers the interests of us and other affiliated 1940 Act-regulated funds that rely on the Co-Investment Order in allocations and which minimizes certain board approval requirements as compared to the prior form of co-investment exemptive relief.

Multi-Class Exemptive Relief

On July 29, 2025, the SEC issued an order (the “Multi-Class Order”) granting the Company’s application for exemptive relief from sections 18(a)(2), 18(c), 18(i) and 61(a) under the 1940 Act. Under the terms of the Multi-Class Order, the Company is permitted to offer multiple classes of its Common Shares with varying sales loads and asset-based distribution and/or service fees.

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

Temporary Investments

As a BDC, pending investment in other types of “qualifying assets,” as described above, the Company’s investments may consist of cash, cash equivalents, U.S. Government securities or high-quality debt securities maturing in one year or less from the time of investment, which are referred to, collectively, as temporary investments, such that at least 70% of the Company’s assets are qualifying assets. Typically, the Company will invest in highly rated commercial paper, U.S. Government agency notes, U.S. Treasury bills or in repurchase agreements relating to such securities that are fully collateralized by cash or securities issued by the U.S. Government or its agencies. A repurchase agreement involves the purchase by a Stockholder, such as the Company, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of the Company’s assets that may be invested in such repurchase agreements. However, certain diversification tests in order to qualify as a RIC for U.S. federal income tax purposes will typically require the Company to limit the amount it invests with any one counterparty.

Senior Securities

As a corporation, the Company will be permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to its Common Stock if the Company’s asset coverage, as defined in the 1940 Act, is at least equal to 150% for indebtedness and 150% for preferred equity immediately after each such issuance. On May 14, 2021, Stockholders of the Company approved the adoption of the 150% threshold pursuant to Section 61(a)(2) of the Investment Company Act and such election became effective that same day. As of December 31, 2025 and December 31, 2024, the Company's asset coverage for total borrowings and other senior securities was 294% and 209%, respectively. In addition, while any preferred stock or publicly traded debt securities are outstanding, the Company may be prohibited from making distributions to its Stockholders or the repurchasing of such securities or shares unless it meets the applicable asset coverage ratios at the time of the distribution or repurchase. The Company may also borrow amounts up to 5% of the value of its total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see, e.g. “Item 1A. Risk Factors – Borrowing Risk.” The 1940 Act imposes limitations on a BDC’s issuance of preferred shares, which are considered “senior securities” subject to the 150% asset coverage requirement described above. In addition, (i) preferred shares must have the same voting rights as the common Stockholders (one share one vote); and (ii) preferred Stockholders must have the right, as a class, to appoint directors to the board of directors.

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

We will provide any person, without charge, upon written request to the Company, a copy of our code of ethics. To receive a copy, please provide a written request to: Star Mountain Lower Middle-Market Capital Corp., 140 E. 45th Street, New York, NY 10017.

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

As a BDC, the Company may also be prohibited under the 1940 Act from knowingly participating in certain transactions with its affiliates, including the Company’s officers, directors, investment adviser, principal underwriters and certain of their affiliates, without the prior approval of the members of board of directors who are not interested persons and, in some cases, prior approval by the SEC through an exemptive order (other than pursuant to current regulatory guidance). The Company and the Advisor have received the Co-Investment Order that permits the Company to co-invest with Star Mountain Accounts and other affiliates of the Advisor. Subject to the terms and conditions specified in the exemptive order, the Company will be able to co-invest alongside Star Mountain Accounts or affiliates of the Advisor.

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

THIS SUMMARY DOES NOT DISCUSS ALL OF THE U.S. FEDERAL INCOME TAX CONSIDERATIONS THAT MAY BE RELEVANT TO A PARTICULAR INVESTOR OR TO INVESTORS SUBJECT TO SPECIAL TREATMENT AND DOES NOT CONSTITUTE LEGAL OR TAX ADVICE. ACCORDINGLY, PROSPECTIVE INVESTORS SHOULD CONSULT THEIR OWN TAX ADVISORS REGARDING THE SPECIFIC FEDERAL, STATE, LOCAL, ESTATE AND FOREIGN TAX CONSEQUENCES OF INVESTING IN THE COMPANY.

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

A portfolio company in which the Company invests may face financial difficulties that require the Company to work-out, modify or otherwise restructure the Company’s investment in the portfolio company. Any such transaction could, depending upon the specific terms of the transaction, result in unusable capital losses and future non-cash income. Any such transaction could also result in the Company receiving assets that give rise to non-qualifying income for purposes of the 90% gross income test described above or otherwise would not count toward satisfying the diversification tests described above. Furthermore, some of the income that the Company might otherwise earn, such as fees for providing managerial assistance, certain fees earned with respect to the Company’s investments, income recognized in a work-out or restructuring of a portfolio investment, or income recognized from an equity investment in an operating partnership, may not satisfy the 90% gross income test. To manage the risk that such income might disqualify the Company as a RIC for failure to satisfy the 90% gross income test, one or more subsidiary entities treated as U.S. corporations for U.S. federal income tax purposes may be employed to earn such income and (if applicable) hold the related asset. Such subsidiary entities will be required to pay entity-level income tax on their earnings, which ultimately will reduce the yield to Stockholders on such fees and income.

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

A RIC is limited in its ability to deduct expenses in excess of its investment company taxable income. If the Company’s deductible expenses in a given taxable year exceed the Company’s investment company taxable income, the Company may incur a net operating loss for that taxable year. However, a RIC is not permitted to carry forward net operating losses to subsequent taxable years and such net operating losses do not pass through to its U.S. Holders. In addition, deductible expenses can be used only to offset investment company taxable income, not net capital gain. A RIC may not use any net capital losses (that is, the excess of realized capital losses over realized capital gains) to offset its investment company taxable income, but may carry forward such net capital losses, and use them to offset future capital gains, indefinitely. Due to these limits on deductibility of expenses and net capital losses, the Company may for tax purposes have aggregate taxable income for several taxable years that the Company is required to distribute and that is taxable to U.S. Holders even if such taxable income is greater than the net income the Company actually earns during those taxable years. Any underwriting fees paid by the Company are not deductible. In the event that the Company were to experience an ownership change as defined under the Code, the capital loss carryforwards and other favorable tax attributes of the Company, if any, may be subject to limitation.

If in any particular taxable year, the Company does not qualify as a RIC or fails to satisfy the 90% distribution requirement, all of the Company’s taxable income (including net capital gains) will be subject to tax at regular corporate rates without any deduction for distributions to Stockholders, and distributions will be taxable to Stockholders as ordinary dividends to the extent of the Company’s current and accumulated earnings and profits. Subject to certain limitations under the Code, such distributions generally would be eligible (i) to be treated as “qualified dividend income” in the case of individual and other non-corporate U.S. Holders and (ii) for the dividends received deduction in the case of corporate U.S. Holders. Distributions in excess of the Company’s current and accumulated earnings and profits would be treated first as a return of capital to the extent of the U.S. Holder’s tax basis, and any remaining distributions would be treated as a capital gain. A return of capital reduces a U.S. Holder’s tax basis in its shares of the Company, thus reducing any loss or increasing any gain on the subsequent taxable disposition by the U.S. Holder of those shares. In addition, the Company could be required to recognize unrealized gains, pay taxes and make distributions (which could be subject to interest charges) before requalifying for taxation as a RIC.

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

Although the Company intends to distribute any net long-term capital gains at least annually, it may in the future decide to retain some or all of its net long-term capital gains but designate the retained amount as a “deemed distribution.” In that case, among other consequences, the Company will pay corporate-level U.S. federal income tax on the retained amount, each U.S. Holder will be required to include its share of the deemed distribution in income as if it had been distributed to the U.S. Holder, and the U.S. Holder will be entitled to claim a credit equal to its allocable share of the tax paid on the deemed distribution by the Company. The amount of the deemed distribution net of such tax will be added to the U.S. Holder’s tax basis for their Common Stock or preferred stock. Since the Company expects to pay tax on any retained capital gains at its regular corporate capital gain tax rate, and since that rate is in excess of the maximum rate currently payable by non-corporate U.S. Holders on long-term capital gains, the amount of tax that non-corporate U.S. Holders will be treated as having paid and for which they will receive a credit will exceed the tax they owe on the retained net capital gains. Such excess generally may be claimed as a credit against the U.S. Holder’s other U.S. federal income tax obligations or may be refunded to the extent it exceeds a Stockholder’s liability for U.S. federal income tax. A Stockholder that is not subject to federal income tax or otherwise required to file a U.S. federal income tax return would be required to file a U.S. federal income tax return on the appropriate form to claim a refund for the taxes paid by the Company. To utilize the deemed distribution approach, the Company must provide written notice to its Stockholders. The Company cannot treat any of its investment company taxable income as a “deemed distribution.”

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

Limitations on Deductibility of Certain Losses and Expenses. If the Company is not treated as a “publicly offered regulated investment company” for any calendar year as a result of its shares being either (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the taxable year, then a U.S. Holder that is an individual, estate or trust may be subject to limitations on miscellaneous itemized deductions in respect of its share of expenses that the Company incurs, to the extent that the expenses would have been subject to limitations if the holder had incurred them directly. In particular, miscellaneous itemized deductions generally are not deductible by non-corporate U.S. Holders, including individuals, trusts, and estates. In this case, the Company would be required to report the relevant income and expenses, including the Management Fee, on Form 1099-DIV, and affected holders will be required to take into account their allocable share of such income and expenses. There is no assurance that the Company will be treated as a “publicly offered regulated investment company” at all times.

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

Non-U.S. Holders generally are not subject to U.S. tax on capital gain dividends, any amounts retained by the Company that are designated as undistributed capital gains and capital gains realized on the sale of the Company’s shares or on actual or deemed distributions of the Company’s net capital gains unless such income or gains are effectively connected with the conduct of a U.S. trade or business by the holder and, if an income tax treaty applies, are attributable to a permanent establishment in the United States, or in case of a nonresident individual, the holder is present in the United States for 183 or more days during the taxable year and certain other requirements are met. In addition, a repurchase of shares may be subject to U.S. federal income tax withholding to the extent such repurchase is treated as a taxable distribution, as described above.

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

•	Shares of the Company’s Common Stock are an illiquid investment.

•	Investments in private and middle-market companies involve a number of significant risks.

•	We are dependent upon Star Mountain’s access to its investment professionals for our success.

•	Economic recessions or downturns could impair the portfolio companies, and defaults by the portfolio companies will harm the Company’s operating results.

•	Changes in the general interest rate environment may adversely affect the value of the financial obligations to be held or issued by us.

•	Inflation could adversely affect the business, results of operations and financial condition of the Company’s portfolio companies.

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

Tariffs, Trade Policy and Import/Export Restrictions May Adversely Affect Portfolio Company Operations and Financial Condition

The Company’s portfolio companies may be materially affected by changes in tariffs, trade policies, and import/export regulations imposed by the United States or foreign governments. The imposition of new tariffs, increases in existing tariff rates, or retaliatory trade measures by trading partners may increase the costs of raw materials, components, and finished goods that portfolio companies purchase or import, which could adversely affect their gross margins, profitability, and ability to compete effectively. Similarly, portfolio companies that export goods or services may face reduced demand, lost market access, or retaliatory tariffs that impair their international sales and competitive position.

Lower middle-market companies, in which the Company focuses its investments, may be particularly vulnerable to trade policy disruptions because they often lack the scale, diversified supply chains, and negotiating leverage available to larger enterprises to absorb, pass through, or mitigate tariff-related cost increases. These companies may have limited ability to quickly reconfigure supply chains, identify alternative suppliers, or relocate production operations in response to changing trade conditions. Any inability of a portfolio company to adequately respond to tariff increases or trade restrictions could result in decreased revenues, compressed profit margins, reduced cash flow, and an impaired ability to service debt obligations owed to the Company.

In addition, trade policy uncertainty may cause portfolio companies to delay capital expenditures, hiring decisions, or expansion plans, which could negatively affect their growth prospects and, in turn, the value of the Company’s investments. Tariff disputes and trade tensions may also contribute to broader macroeconomic volatility, supply chain disruptions, inflationary pressures, and currency fluctuations, each of which could further adversely impact portfolio company operations and the Company’s investment returns.

There can be no assurance that the current or future tariff environment will not have a material adverse effect on the Company’s portfolio companies, the value of the Company’s investments, or the Company’s business, financial condition, and results of operations. Changes in trade policy may occur rapidly and without advance notice, and the Company and the Advisor may not be able to anticipate or adequately prepare for such changes.

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

Conflicts of Interest

Certain of the Company’s investment professionals serve or may serve in an investment management capacity to other funds managed by Star Mountain or its affiliated or related entities or unaffiliated entities and funds. As a result, investment professionals may allocate such time and attention as is deemed appropriate and necessary to carry out the operations of the managed funds. In this respect, they may experience diversions of their attention from the Company and potential conflicts of interest between their work for the Company and their work for other funds and clients in the event that the interests of other clients run counter to the Company’s interests (for example where one or more investment vehicle or opportunity may be attractive to multiple parties).

Star Mountain and the Advisor may form, advise and/or manage one or more other funds with a strategy similar to that of the Company. In addition, other funds managed by Star Mountain may have a different primary investment objective than the Company, but may, from time to time, invest in the same or similar asset classes that the Company targets. These investments may be made at the direction of the same individuals acting in their capacity on behalf of the Company and the managed funds. As a result, subject to the allocation restrictions (as described below), there may be conflicts in the allocation of investment opportunities between the Company and the managed funds. In addition, affiliates of Star Mountain may contract and/or otherwise conduct business with companies and partnerships in which the Company invests (directly or indirectly through funds) upon such terms and conditions as may be agreed between such affiliates and entities. Specifically, one or more affiliates of Star Mountain may negotiate to receive investment banking and other similar fees from funds and portfolio companies thereof.

Personnel or affiliates of Star Mountain or the Advisor may acquire control over, or acquire an interest in (directly or indirectly) one or more investment vehicles which are able to employ leverage in the form of bank loans or SBA loans or assistance. Should the Company invest into such an entity, the investment may have tax consequences for certain investors in the Company. The Company, with appropriate third party valuations may also sell assets material to such an affiliated entity. Should situations of the nature described above come to pass, the Board will be made aware of the material arrangements.

Star Mountain Holdings, LLC, an affiliate of the Advisor, is the owner of a FINRA member broker-dealer, and certain personnel or affiliates of Star Mountain or the Advisor are registered representatives of such broker-dealer. It is possible that such broker (and/or such persons) may provide investment banking, placement or similar services for one or more Portfolio Investments, which could create conflicts of interest. To the extent that the fees for such services are paid by the portfolio companies rather than by the Company, such fees will not reduce or otherwise offset the Management Fee payable by the Company to the Advisor.

Subject to applicable law, the Advisor may cause the Company to transfer one or more investments to one or more Affiliated SBICs. Any such transfers present potential conflicts of interest, as affiliates of the Advisor will be entitled to receive fees in connection with the management of such Affiliated SBICs.

Stockholders of the Company may have conflicting tax and other interests with respect to their investment in the Company. As a consequence, conflicts of interest may arise in connection with decisions made by the Advisor that may be more beneficial for one investor than for another investor, especially with respect to investors’ individual tax situations, including with respect to the making or financing of investments.

Direct Investing Risks in SMBs

Investing in U.S. lower middle-market and small company mezzanine debt involves risks that range from the more general risks of fixed income investments to those specific to the characteristics of mezzanine debt. As with other debt instruments, there is a risk of issuer default but this risk is compounded by the fact that companies borrowing mezzanine debt are more apt to have a leveraged balance sheet. Additionally, the U.S. lower middle-market and small company focus means that the companies will generally be smaller, more concentrated in their business activities, have fewer capital-raising alternatives and limited management depth.

The debt of most U.S. lower middle-market and small companies is not rated by rating agencies. However, these borrowers are widely considered to be below investment grade. In the event of default, recoveries can be low because mezzanine debt claims are often subordinate to senior debt. Lack of liquidity is also another risk factor associated with U.S. lower middle-market and small company mezzanine debt.

While U.S. lower middle market companies may have potential for rapid growth, they often involve higher risks than larger companies. U.S. lower middle market companies have more limited financial resources than larger companies and may be unable to meet their obligations under their debt obligations that the Company holds, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of the Company realizing any guarantees it may have obtained in connection with its investment. U.S. lower middle market companies also typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns. Less publicly available information may be available about these companies and they may not be subject to the financial and other reporting requirements applicable to public companies. They are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on the company and, in turn, on the Company. U.S. lower middle market companies may also have less predictable operating results and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. They may also have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity. If these companies are private companies, there will not be as much publicly available information about these companies as there is for public companies and such information may not be of the same quality. The Company will generally focus on debt investments in SMBs. The Advisor may determine whether companies are U.S.-based or qualify as “U.S. lower middle market” in its sole discretion.

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

The success of any hedging transactions the Company may enter into will depend on the Company’s ability to correctly predict movements in currencies and interest rates. Therefore, while the Company may enter into such transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates may result in poorer overall investment performance than if the Company had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, the Company may not seek to (or be able to) establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent the Company from achieving the intended hedge and expose it to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations. For the years ended December 31, 2025 and 2024 the Company has not engaged in hedging transactions.

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

Impact of Evolving Privacy and Cybersecurity Regulations

The U.S. is in a period of active consideration and adoption of new privacy and cybersecurity laws, rules and regulations, which include the California Consumer Privacy Act of 2018, as amended, the Virginia Consumer Data Privacy Act, the New York SHIELD Act, additional enacted and proposed consumer privacy laws in various states, and laws, rules and regulations at the federal level, such as recent amendments to the SEC’s Regulation S-P. The effect of such recently adopted laws, rules and regulations, and the active enforcement of existing privacy, cybersecurity and consumer protection laws by the Federal Trade Commission, the SEC, other federal regulators and various state attorneys general are substantial. Such effects may include an increased ability of individuals to exercise control over their personal information, more prescriptive regulatory and contractual obligations with which companies will need to comply to maintain the privacy and security of personal information and nonpublic personal information, and the potential for exposure to monetary penalties, fines and/or damages for companies that do not comply, or are alleged to have not complied, with applicable privacy, cybersecurity and data breach notification laws, rules, regulations and other legal requirements. Companies may also be subject to class action claims and other litigation claims based on alleged violations of privacy and data security laws. Star Mountain and the Company endeavor to maintain compliance with applicable privacy and cybersecurity laws, but there can be no assurance that Star Mountain or the Company will at all times be successful in doing so or that regulators and litigants will not take a different view as to what such compliance requires. Star Mountain and/or the Company may be subject to fines, monetary penalties, reputational risk and/or damages related to noncompliance or alleged noncompliance with privacy and cybersecurity laws, rules and regulations and may incur substantial expenses in relation to compliance with those laws and the cost of investigation or legal defense to defend claims of noncompliance.

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

Use of AI could include the input of confidential information in contravention of applicable policies, contractual or other obligations or restrictions, resulting in such confidential information becoming partially accessible by other third-party AI applications and users. While the Advisor does not currently use AI to make investment recommendations, the use of AI could also exacerbate or create new and unpredictable risks to our business, the Advisor’s business, and the business of our portfolio companies, including by potentially significantly disrupting the markets in which we and our portfolio companies operate or subjecting us, our portfolio companies and the Advisor to increased competition and regulation, which could materially and adversely affect business, financial condition or results of operations of us, our portfolio companies and the Advisor. In addition, the use of AI by bad actors could heighten the sophistication and effectiveness of cyber and security attacks experienced by our portfolio companies and the Advisor.

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

The Company may, however, invest alongside the Advisor’s investment funds, accounts and investment vehicles in certain circumstances where doing so is consistent with the Company’s investment strategy as well as applicable law and SEC staff interpretations. For example, the Company may invest alongside such investment funds, accounts and investment vehicles consistent with guidance promulgated by the SEC staff to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that the Advisor, acting on the Company’s behalf and on behalf of such investment funds, accounts and investment vehicles, negotiates no term other than price. The Company may also invest alongside the Advisor’s investment funds, accounts and investment vehicles as otherwise permissible under regulatory guidance, applicable regulations and the Advisor’s allocation policy. The Company and the Advisor have received an exemptive order from the SEC permitting greater flexibility beyond what is otherwise permitted by the 1940 Act. This SEC exemptive order permits the Company to co-invest the Advisor’s investment funds, accounts and investment vehicles in the Advisor’s originated loan transactions under certain enumerated conditions.

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

Management's Role in Cybersecurity Risk Management

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

The Company’s principal executive office is located at 140 East 45th Street, New York, NY 10017. The Company does not own any real estate. The Company believes its present facilities are adequate to meet the Company’s current needs. If new or additional space is required, the Company believes that adequate facilities are available at competitive prices in the same area.

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

Holders

As of December 31, 2025 there were 507 Stockholders of the Company.

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

All current income and realization proceeds are retained by the Company and are available for re-investment (net of applicable withholding tax). Distributions will be made to Stockholders at such times and in such amounts as determined by the Company’s Board. In addition, the Company has adopted a dividend reinvestment program (“DRP”) and each Stockholder will receive dividends in the form of additional shares of the Company’s Common Stock unless they notify the Company in writing at least 20 Business Days prior to the distribution date fixed by the Board for such dividend that they instead desire to receive cash. If such notice is received by the Company less than 20 Business Days prior to the relevant distribution date, then that dividend will be paid in the form of shares of Common Stock and any subsequent dividends will be paid in cash. If a Stockholder elects to receive dividends in the form of shares, dividend proceeds that otherwise would have been distributed in cash will be retained by the Company for re-investment. Stockholders who elect to receive dividends and other distributions in the form of shares of Common Stock generally are subject to the same U.S. federal tax consequences as Stockholders who elect to receive their distributions in cash; however, such reinvesting investors will not receive cash with which to pay any applicable taxes on re-invested dividends.

Unregistered Sales of Equity Securities

Except as previously reported by the Company on its current reports on Form 8-K, the Company did not sell any securities during the period covered by this Annual Report that were not registered under the Securities Act.

Issuer Purchases of Equity Securities

On December 2, 2025, the Company commenced a tender offer (the “December 2025 Tender Offer”) pursuant to which the Company offered to repurchase up to 251,759.98 shares tendered prior to December 31, 2025. The Company accepted for purchase a total of 251,759.98 Shares on a pro rata basis in accordance with the terms of the December 2025 Tender Offer, at a purchase price per share equal to $23.45, the Company’s NAV per share as of December 31, 2025.

The following table sets forth information regarding repurchases of the Company’s common stock during the three months ended December 31, 2025.

	Total Number of Shares Purchased	Average Price per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
October 1, 2025 - October 31, 2025	-	-	-
November 1, 2025 - November 30, 2025	-	-	-
December 1, 2025 - December 31, 2025	251,759.98	23.45	251,759.98

Total	251,759.98		251,759.98

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Company’s investments are subject to a number of risks. See “Part I. Item 1A. Risk Factors.”

Portfolio and Investment Activity:

For the year ended December 31, 2025, the Company invested (net of original issue discount) $14,368,059 in two new portfolio companies and $62,054,915 in twenty-one existing portfolio companies as reflected in the Consolidated Schedule of Investments. For the year ended December 31, 2024, the Company invested (net of original issue discount) $41,468,116 in four new portfolio companies and $7,250,270 in six existing portfolio companies as reflected in the Consolidated Schedule of Investments.

The Company had $69,227,926 in principal repayments for the year ended December 31, 2025, of which $69,176,774 was received in cash as of December 31, 2025 (with the remaining balance as the change in receivable from December 31, 2024). The Company had $55,141,222 in principal repayments for the year ended December 31, 2024, of which $55,868,590 was received in cash as of December 31, 2024 (with the remaining balance as the change in receivable from December 31, 2023). The Company had $15,326,502 in principal repayments for the year ended December 31, 2023, of which $15,101,932 was received in cash as of December 31, 2023 (with the remaining balance as the change in receivable from December 31, 2022).

As of December 31, 2025 and December 31, 2024, the Company’s investments consisted of the following:

	December 31, 2025		December 31, 2024
Fair Value:
First Lien Senior Secured Loan	$300,852,563	80.20%	$304,120,042	80.50%
Second Lien Senior Secured Loan	-	-	6,034,048	1.60
Senior Secured Notes	-	-	341,103	0.10
Senior Unsecured Notes	3,763,831	1.00	3,427,073	0.90
Preferred Equity Securities	62,479,421	16.70	53,603,056	14.20
Warrants and Other Equity Securities	6,022,684	1.60	7,426,377	2.00
Fund Investments	1,925,246	0.50	2,688,619	0.70
Total	$375,043,745	100.00%	$377,640,318	100.00%

The table below describes investments by industry composition based on fair value as of December 31, 2025 and December 31, 2024:

	December 31, 2025		December 31, 2024
Fair Value:
Aerospace & Defense	$8,756,759	2.40%	$8,103,579	2.10%
Building Products	2,056,098	0.60	-	-
Chemicals	19,898,602	5.40	14,812,499	3.90
Commercial Services & Supplies	14,183,797	3.80	3,908,639	1.00
Construction & Engineering	66,511,406	17.70	83,705,436	22.30
Consumer Finance	3,763,831	1.00	3,427,073	0.90
Distributors	7,300,311	1.90	13,163,459	3.50
Diversified Financials	1,925,246	0.50	2,688,619	0.70
Diversified Telecommunication Services	21,129,751	5.60	23,137,607	6.10
Electrical Equipment	877,249	0.20	5,729,737	1.50
Entertainment	31,388,774	8.40	14,317,635	3.80
Food Products	11,852,852	3.20	11,608,503	3.10
Healthcare Providers & Services	39,110,377	10.40	41,162,604	10.90
Hotels, Restaurants & Leisure	8,266,981	2.20	4,910,952	1.30
Household Durables	3,867,034	1.00	3,057,209	0.80
Household Products	13,833,981	3.70	4,990,960	1.30
IT Services	-	-	12,558,929	3.30
Leisure Products	3,407,718	0.90	3,230,877	0.90
Machinery	3,645,509	1.00	4,217,950	1.10
Media	21,105,771	5.60	26,926,042	7.10
Personal Products	4,532,223	1.20	4,404,301	1.20
Professional Services	55,315,203	14.70	58,307,390	15.40
Software	640,379	0.20	965,151	0.30
Specialty Retail	7,052,922	1.90	6,703,118	1.80
Trading Companies & Distributors	14,804,024	3.90	11,262,596	3.00
Transportation Infrastructure	9,816,947	2.60	10,339,453	2.70
Total	$375,043,745	100.00%	$377,640,318	100.00%

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

The following table shows the distribution of the Company’s investments on the 1 to 5 investment performance risk rating scale as of December 31, 2025 and December 31, 2024:

	December 31, 2025		December 31, 2024
Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments	Investments at Fair Value	Percentage of Total Investments
1	$70,383,783	18.80%	$59,536,590	15.80%
2	170,700,370	45.50	216,885,848	57.40
3	73,906,574	19.70	46,456,529	12.30
4	51,139,493	13.60	50,022,148	13.20
5	8,913,525	2.40	4,739,203	1.30
Total	$375,043,745	100.00%	$377,640,318	100.00%

Results of Operations:

The following table represents the operating results for the years ended December 31, 2025, 2024 and 2023:

	For the year ended
	December 31, 2025	December 31, 2024	December 31, 2023
Total investment income	$39,749,283	$44,187,596	47,362,351
Total expenses	20,310,060	24,906,237	26,854,649
Net investment income before fee waivers	19,439,224	19,281,359	20,507,702
Management fee waiver	-	-	633,649
Incentive fee waiver	-	1,283,530	1,034,565
Net investment income after fee waiver	19,439,223	20,564,889	22,175,916
Net realized gain (loss) on investments	3,591,098	3,899,990	45,283
Net change in unrealized gain (loss) on investments	(11,427,181)	552,900	(3,449,646)
Income tax expense	(79,746)	(37,907)	-
Benefit (provision) for taxes change in unrealized appreciation (depreciation) on investments	2,059,533	(6,094,196)	-
Net increase (decrease) in net assets resulting from operations	$13,582,927	$18,885,676	18,771,553

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

Investment Income:

Total investment income for the year ended December 31, 2025 totaled $39,749,283 compared to $44,187,596 for the year ended December 31, 2024, driven by declines of interest income and PIK interest income. These declines were primarily a result of lower base rates on floating-rate assets.

The composition of the Company’s investment income was as follows for the years ended December 31, 2025, 2024 and 2023:

	For the year ended
	December 31, 2025	December 31, 2024	December 31, 2023
Non-controlled/non-affiliate investment income
Interest income	$31,626,060	$35,518,530	$42,194,403
PIK interest income	2,567,790	4,069,038	3,099,419
Other income	1,276,339	188,222	159,915
Dividend income	974,596	839,055	1,498,864
Controlled/affiliate investment income
Interest income	2,542,068	2,896,720	253,540
PIK interest income	671,752	469,747	90,372
Other income	90,678	-	18,027
Dividend income	-	206,284	47,811
Total investment income	$39,749,283	$44,187,596	$47,362,351

Operating Expenses:

Total operating expenses decreased to $20.4 million for 2025 from $23.7 million for 2024, primarily due to lower interest expense. Interest and other financing fees decreased to $8.1 million from $12.7 million, reflecting lower average borrowings and base rates, while incentive fees decreased to $3.4 million from $4.1 million, reflecting lower net investment income. Refer to Note 6 for a discussion of how the incentive fee is calculated. Management fees increased slightly to $4.7 million from $4.5 million, driven by higher average total gross assets. General and administrative and legal expenses increased to $1.6 million from $1.0 million, while other operating expenses remained relatively consistent.

The composition of the Company’s operating expenses was as follows for the years ended December 31, 2025, 2024 and 2023:

	For the year ended
	December 31, 2025	December 31, 2024	December 31, 2023

Interest and other financing fees	$8,073,752	$12,745,236	$14,194,984
Management fees (Note 6)	4,707,419	4,464,449	5,183,339
Incentive fees (Note 6)	3,410,080	4,097,254	4,996,040
Professional fees	2,417,935	2,460,268	1,525,307
General and administrative fees	998,092	612,444	535,638
Legal expenses	562,782	382,836	328,091
Director expenses	140,000	143,750	91,250
Expenses	20,310,060	24,906,237	26,854,649
Management fee waiver	-	-	(633,649)
Incentive fee waiver	-	(1,283,530)	(1,034,565)
Income tax expense	79,746	37,907	-
Total Expenses	$20,389,806	$23,660,614	$25,186,435

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

To qualify as a RIC under Subchapter M of the Code, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its Stockholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses. In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending October 31 in that calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years and on which the Company paid no U.S. federal income. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. For the years ended December 31, 2025 and 2024, the Company recorded $79,746 and $37,907, respectively, of net expense on the Consolidated Statements of Operations for U.S. federal excise tax. For the year ended December 31, 2023, the Company did not record a net expense on the Consolidated Statements of Operations for U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current period. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. For the years ended December 31, 2025 and 2024, the Company recorded $4,034,663 and $6,094,196, respectively, of deferred tax liability for the unrealized appreciation of investments held in the Holding Company. The Company did not record any uncertain income tax positions for the year ended December 31, 2023 on the Consolidated Statements of Assets and Liabilities.

Net Increase (Decrease) in Net Assets Resulting from Operations:

For the years ended December 31, 2025, 2024 and 2023, the net increase (decrease) in net assets resulting from operations was $13,582,927, $18,885,676 and $18,771,553, respectively. Based on the weighted average shares of Common Stock outstanding for the years ended December 31, 2025, 2024 and 2023, the Company’s per share net increase (decrease) in net assets resulting from operations was $1.35, $2.23 and $2.56, respectively.

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

Financial Condition, Liquidity and Capital Resources:

The Company will generate cash primarily from the net proceeds generated from private offerings, and from cash flows from fees, interest and dividends earned from investments and principal repayments, proceeds from sales of investments and borrowings under the Company’s Secured Credit Facility. The Company’s primary use of funds will be direct credit and equity investments in SMBs, payments of expenses and distributions to holders of the Company’s Common Stock and, to a lesser extent, the Company may invest in limited partnership interests of funds focused on making investments in SMBs. As of December 31, 2025 and December 31, 2024, the Company had approximately $5.5 million and $4.0 million, respectively, in cash on deposit with financial institutions and $122.3 million and $122.5 million, respectively, in debt outstanding.

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

Capital Contributions:

For the years ended December 31, 2025, 2024 and 2023, the Company entered into subscription agreements (collectively, the “Subscription Agreements”) with new investors, providing for the private placement of common shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase common shares up to the amount of their respective capital commitments on an as-needed basis with a minimum of 8 business days’ prior notice. As of December 31, 2025 and December 31, 2024, the Company had received capital commitments totaling $292.9 million and $273.1 million, respectively.

The following tables summarize the issuance of shares for the years ended December 31, 2025, 2024 and 2023:

Date	Price per share	Shares Issued	Proceeds
For the year ended December 31, 2025
April 21, 2025	$24.52	357,811	$8,773,518
June 13, 2025	24.13	89,598	2,162,000
September 26, 2025	23.91	153,074	3,660,000
December 19, 2025	23.72	204,258	4,845,000
		804,741	$19,440,518

Date	Price per share	Shares Issued	Proceeds
Stock issued in connection with dividend reinvestment plan
January 31, 2025	$24.47	109,175	$2,671,518
May 20, 2025	24.55	113,516	2,786,818
August 19, 2025	24.44	110,384	2,697,778
November 19, 2025	24.29	112,130	2,724,069
		445,205	$10,880,183
Total		1,249,946	$30,320,701

Date	Price per share	Shares Issued	Proceeds
For the year ended December 31, 2024
April 8, 2024	$24.96	250,250	$6,246,250
June 11, 2024	24.79	562,949	13,955,500
September 17, 2024	23.83	717,571	17,099,715
December 19, 2024	24.37	1,027,031	25,028,750
		2,557,801	$62,330,215

Date	Price per share	Shares Issued	Proceeds
Stock issued in connection with dividend reinvestment plan
January 31, 2024	$24.98	120,133	$3,000,821
May 16, 2024	24.95	113,756	2,838,215
August 19, 2024	23.96	103,753	2,527,833
November 19, 2024	24.43	90,839	2,178,007
		428,481	$10,544,876
Total		2,986,282	$72,875,091

Date	Price per share	Shares Issued	Proceeds
For the year ended December 31, 2023
March 21, 2023	$25.31	803,600	$20,339,128
May 15, 2023	25.30	343,695	8,695,500
August 28, 2023	25.49	179,590	4,577,750
December 8, 2023	25.41	198,169	5,035,468
		1,525,054	$38,647,846

Date	Price per share	Shares Issued	Proceeds
Stock issued in connection with dividend reinvestment plan
January 26, 2023	$25.34	86,086	$2,181,430
May 5, 2023	25.38	98,060	2,488,754
July 31, 2023	25.56	100,593	2,571,168
November 10, 2023	25.55	114,935	2,936,599
		399,674	$10,177,951
Total		1,924,728	$48,825,797

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

The following tables summarize the settlement of distributions declared and recorded for the years ended December 31, 2025, 2024 and 2023:

Date Declared	Record Date	Payment/Issuance Date	Amount Per Share	Amount Paid in Cash	Amount Settled via Newly Issued Shares	Total
For the year ended December 31, 2025
April 1, 2025	April 23, 2025	May 20, 2025	$0.57	$2,951,972	$2,786,818	$5,738,790
July 1, 2025	July 7, 2025	August 19, 2025	0.59	3,218,985	2,697,778	5,916,763
October 1, 2025	October 10, 2025	November 19, 2025	0.58	3,100,435	2,724,069	5,824,504
December 30, 2025	December 31, 2025	January 30, 2026	0.56	3,029,328	2,770,770	5,800,098
Total			$2.30	$12,300,720	$10,979,435	$23,280,155

Date Declared	Record Date	Payment/Issuance Date	Amount Per Share	Amount Paid in Cash	Amount Settled via Newly Issued Shares	Total
For the year ended December 31, 2024
April 3, 2024	April 3, 2024	May 16, 2024	$0.75	$3,061,044	$2,838,215	$5,899,259
July 11, 2024	July 11, 2024	August 19, 2024	0.63	2,733,750	2,527,833	5,261,583
October 4, 2024	October 4, 2024	November 19, 2024	0.54	2,592,284	2,178,007	4,770,291
December 31, 2024	December 31, 2024	January 30, 2025	0.54	2,651,213	2,671,518	5,322,731
Total			$2.46	$11,038,291	$10,215,573	$21,253,864

As of December 31, 2025, $5,800,098 of distributions declared and recorded remained payable as shown in distributions payable on the Consolidated Statements of Assets and Liabilities. As of December 31, 2025, $10,880,183 of distributions as shown in stock issued in connection with the Company’s DRP on the Statements of Changes in Net Assets includes the effect of distributions payable as of December 31, 2024.

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

The Advisor shall pay (a) the respective compensation and expenses of the officers and employees of the Advisor, including salaries and benefits of the officers and employees of the Advisor, except as otherwise specified and (b) expenses associated with office space and facilities, utilities and telephone services, news, quotation and similar information and pricing services, computer equipment, travel expenses and support of the Advisor incurred in connection with Company operations.

The Company’s original investment advisory agreement (the “Original Investment Advisory Agreement”) was initially approved by the Board at a meeting of the Board called, in part, for such purpose, on February 24, 2021. On June 14, 2023, the Company and the Advisor entered into the Amended and Restated Investment Advisory Agreement (the “Investment Advisory Agreement”) pursuant to which the Management Fee (as defined in the Investment Advisory Agreement) was reduced from 1.75% to 1.25% per annum of the average of the Company’s total gross assets (excluding cash or cash equivalents but including assets purchased with borrowed amounts). The Income Incentive Fee (as defined in the Investment Advisory Agreement) was reduced from 20.0% to 17.5% of the Company’s Pre-Incentive Fee Net Investment Income (as defined in the Investment Advisory Agreement). The Capital Gains Incentive Fee (as defined in the Investment Advisory Agreement) was reduced from 20.0% to 17.5% of cumulative realized capital gains. The Advisor indicated to the Board of Directors of the Company that this change was proposed to better position the Company to capitalize on the current market dynamics which it believes are compelling for its market strategy, and that there would be no reduction in services provided to the Company in connection with the fee reduction. No other material changes were made to the Original Investment Advisory Agreement. The Board, including a majority of the directors that are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act, most recently approved the renewal of the Advisory Agreement on November 13, 2024.

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

On June 27, 2025, the Company entered into an amendment to the Secured Credit Facility to reduce the Applicable Spread to 2.30%, plus following the occurrence and during the continuation of an Event of Default, 2.00%. The maturity date of the facility is June 30, 2028.

As of December 31, 2025 and December 31, 2024, the Secured Credit Facility commitment amounts were as follows:

Secured Credit Facility Lender	As of December 31, 2025 Commitment	As of December 31, 2024 Commitment
Webster Bank	$67,500,000	$67,500,000
Dime Community Bank	25,000,000	25,000,000
First Foundation Bank	20,000,000	20,000,000
Mitsubishi HC Capital America, Inc.	20,000,000	20,000,000
Woodforest National Bank	20,000,000	20,000,000
Peapack-Gladstone Bank	17,000,000	17,000,000
Hanmi Bank	15,500,000	15,500,000
Apple Bank	15,000,000	15,000,000
Total Commitment	$200,000,000	$200,000,000

Borrowings can be increased to a maximum of $350 million in accordance with the Secured Credit Facility accordion feature terms and conditions and are limited by various advance rates and concentration limits.

As of December 31, 2025 and December 31, 2024, the total fair value of the borrowings outstanding under the Secured Credit Facility was $122,300,000 and $122,500,000, respectively.

Inclusive of syndication, agency, and administrative fees paid to Webster, the total annualized cost of capital is estimated to be 6.9%. The Company will also pay a non-utilization fee on the average daily unused amount of the aggregate commitments until the commitment termination date (as defined in the Loan Agreement). As of December 31, 2025, the total commitments under the Secured Credit Facility were $200 million. Proceeds from borrowings under the Secured Credit Facility may be used to finance certain investments, fulfill payment obligations under the Secured Credit Facility, make distributions/payments permitted by the Loan Agreement. All amounts outstanding under the Secured Credit Facility must be repaid by the fourth anniversary of the initial closing of the Secured Credit Facility. The Company’s obligations to the lenders under the Secured Credit Facility are secured by a first priority security interest in substantially all of the Company’s assets, subject to certain exclusions.

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

The fair value of the borrowings outstanding under the Secured Credit Facility is based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. The components of the Company’s interest expense and other debt financing expenses, average outstanding balances and average stated interest rates (i.e. the rate in effect plus spread) were as follows:

	For the year ended
	December 31, 2025	December 31, 2024	December 31, 2023
Interest expense - Secured Credit Facility	$7,983,145	$11,099,472	$12,108,069
Interest expense - Revolving Credit Facility	-	-	38,624
Unused commitment fees	429,556	322,139	278,783
Amortization of deferred financing costs	620,769	593,706	627,611
Utilization fees	(959,718)	729,919	1,141,897
Total interest and other debt financing expenses	$8,073,752	$12,745,236	$14,194,984
Average debt outstanding	$115,265,616	$136,628,415	$154,152,055
Average stated interest rate	6.93%	8.10%	7.88%

The unused fees payable and interest expense payable as of December 31, 2025 and December 31, 2024 are included in the credit facility interest payable on the Consolidated Statements of Assets and Liabilities. The utilization fees payable as of December 31, 2025 and December 31, 2024 are included in other payables on the Consolidated Statements of Assets and Liabilities.

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
Assuming that the Consolidated Statements of Assets and Liabilities as of December 31, 2025 was to remain constant and that we took no actions to alter the Company’s existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change in Interest Rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in net investment income
Down 100 basis points	$(2,797,486)	$(1,223,000)	$(1,574,486)
Down 50 basis points	(1,418,019)	(611,500)	(806,519)
Down 25 basis points	(709,010)	(305,750)	(403,260)
Up 25 basis points	709,010	305,750	403,260
Up 50 basis points	1,429,464	611,500	817,964
Up 100 basis points	2,885,215	1,223,000	1,662,215
Up 200 basis points	5,796,717	2,446,000	3,350,717
Up 300 basis points	8,708,218	3,669,000	5,039,218

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

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2025. It should be noted that any system of controls, regardless of design and execution, can provide only reasonable assurance of achieving the desired control objectives.

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

Management of the Company (with participation of the Chief Executive Officer and Chief Financial Officer) conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.

Attestation Report of the Registered Public Accounting Firm

This annual report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of the Company’s internal control over financial reporting as of December 31, 2025 pursuant to the rules of the SEC that permit us to provide only management's report in this annual report on Form 10-K.

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

During the fiscal quarter ended December 31, 2025, none of the Directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

On February 25, 2026, the Company’s Board held a meeting in which the Board, including a majority of the Independent Directors, approved certain matters related to the Company’s ability to issue and sell Class D shares, Class S shares, Class I shares and Class SP shares pursuant to the Multi-Class Order. Effective March 31, 2026, the Company entered into a distribution and servicing plan in compliance with Rule 12b-1 under the 1940 Act, a multiple class plan in compliance with Rule 18f-3 under the 1940 Act and an expense waiver agreement between the Company and the Advisor, whereby the Advisor agreed to reimburse a portion of Class SP’s expenses (excluding management fees, acquired fund fees and expenses, taxes and custody fees) equal to 0.25% of Class SP’s average quarterly net assets, on an annualized basis (the “Expense Waiver Agreement”). The Advisor may not recoup expenses reimbursed pursuant to the Expense Waiver Agreement for Class SP’s other expenses.

Pursuant to a capital drawdown notice to its investors, the Company issued and sold 49,190.803 shares of the Company’s Common Stock, on March 26, 2026, for an aggregate offering price of $1,155,000.

The sales of Common Stock were made pursuant to subscription agreements entered into by the Company and its investors. Under the terms of the subscription agreements, investors are required to fund drawdowns to purchase shares of Common Stock up to the amount of their respective capital commitments on an as-needed basis with a minimum of eight business days’ prior notice to the funding date.

Each of the sales of Common Stock is exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder. The Company has not engaged in general solicitation or advertising with regard to the issuance and sale of the Common Stock and has not offered securities to the public in connection with such issuance and sale. The Company relied, in part, upon representations from the investors in the subscription agreements that each investor was an accredited investor as defined in Regulation D under the Securities Act.

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

A copy of our Code of Ethics is filed as an exhibit to this Annual Report on Form 10-K and is available without charge upon written request to the Company, Star Mountain Lower Middle-Market Capital Corp., 140 E. 45th Street, New York, NY 10017.

The Company has adopted an Insider Trading Policy applicable to any directors, officers, or employees of the Company, the Advisor, or of any of their affiliates or subsidiaries, that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations. A copy of the Insider Trading Policy has been filed as an exhibit to this Annual Report on Form 10-K.

Except as set forth above, the information required by this Item with respect to our directors, executive officers and corporate governance matters is incorporated by reference from our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. We expect to file our definitive Proxy Statement with the SEC within 120 days after the date of our fiscal year-end, which was December 31, 2025.

Item 11.	Executive Compensation

The information required by this Item with respect to compensation of executive officers and directors is incorporated by reference from our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. We expect to file our definitive Proxy Statement with the SEC within 120 days after the date of our fiscal year-end, which was December 31, 2025.

The Company did not grant awards of stock options, stock appreciation rights or similar option-like instruments during the fiscal year ended December 31, 2025. Accordingly, we have nothing to report under Item 402(x) of Regulation S-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item with respect to security ownership of certain beneficial owners and management is incorporated by reference from our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. We expect to file our definitive Proxy Statement with the SEC within 120 days after the date of our fiscal year-end, which was December 31, 2025.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item with respect to certain relationships and related transactions and director independence is incorporated by reference from our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. We expect to file our definitive Proxy Statement with the SEC within 120 days after the date of our fiscal year-end, which was December 31, 2025.

Item 14.	Principal Accountant Fees and Services

The information required by this Item with respect to principal accountant fees and services is incorporated by reference from our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. We expect to file our definitive Proxy Statement with the SEC within 120 days after the date of our fiscal year-end, which was December 31, 2025.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2025 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit Index

3.1	Certificate of Incorporation (1)
3.1.1	Certificate of Conversion to a Corporation (2)
3.2	Bylaws (3)
4.1	Description of Securities *
4.2	Form of Subscription Agreement *
10.1	Amended and Restated Investment Advisory Agreement by and between Star Mountain Lower Middle-Market Capital Corp. and Star Mountain Fund Management, LLC, dated June 14, 2023. (6)
10.2	Administration Agreement between Star Mountain Credit Opportunities Fund, LP, and Star Mountain Fund Management LLC (7)
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
10.8
Second Amendment to Loan and Servicing Agreement, dated as of September 16, 2022, by and among the Company, as Borrower, and Webster Bank, N.A. (f/k/a Sterling National Bank), as Collateral Agent, Administrative Agent, Swing Lender, and Sole Lead Arranger, and the Lenders party thereto (13)

10.9
Fourth Amendment to Loan and Servicing Agreement, dated as of May 9, 2024, by and among the Company, as Borrower, and Webster Bank, N.A. (f/k/a Sterling National Bank), as Collateral Agent, Administrative Agent, Swing Lender, and Sole Lead Arranger, and the Lenders party thereto (14)

10.10
Fifth Amendment to Loan and Servicing Agreement, dated as of July 2, 2021, between the Company, as Borrower, Webster Bank, N.A. (f/k/a Sterling National Bank), as Agent, and the Lenders party thereto. (15)

10.11	Note Purchase Agreement, dated January 2, 2026, between the Company and the purchasers party thereto (16)
10.12	Star Mountain Lower Middle-Market Capital Corp. Multiple Class Plan*
10.13	Star Mountain Lower Middle-Market Capital Corp. Distribution and Servicing Plan*
10.14	Star Mountain Lower Middle-Market Capital Corp. Class SP Shares Expense Support Agreement*
14.1	Code of Ethics (17)
19.1	Insider Trading Policy (18)
21.1	List of Subsidiaries *
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Date File because XBRL tags are embedded within the Inline XBRL document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

(1)	Previously filed as Exhibit 3.1 to the Company’s Registration Statement on Form 10 (File No. 000-56259), filed with the SEC on May 7, 2021.
(2)	Previously filed as Exhibit 10.4 to the Company’s Registration Statement on Form 10 (File No. 000-56259), filed with the SEC on May 7, 2021.
(3)	Previously filed as Exhibit 3.2 to the Company’s Registration Statement on Form 10 (File No. 000-56259), filed with the SEC on May 7, 2021.
(4)	Previously filed as Exhibit 10.3 to the Company’s Registration Statement on Form 10 (File No. 000-56259), filed with the SEC on May 7, 2021.
(5)	Previously filed as Exhibit 10.1 to the Company’s Registration Statement on Form 10 (File No. 000-56259), filed with the SEC on May 7, 2021.
(6)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 16, 2023.
(7)	Previously filed as Exhibit 10.2 to the Company’s Registration Statement on Form 10 (File No. 000-56259), filed with the SEC on May 7, 2021.
(8)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 15, 2021.
(9)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 12, 2021.
(10)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 14, 2022.
(11)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 12, 2022.
(12)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 23, 2022.
(13)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 20, 2022.
(14)	Previously filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 15, 2024.
(15)	Previously filed as Exhibit 10.01 to the Company’s Current Report on Form 8-K, filed with the SEC on July 1, 2025.
(16)	Previously filed as Exhibit 10.01 to the Company’s Current Report on Form 8-K, filed with SEC on January 8, 2026.
(17)	Previously filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2025.
(18)	Previously filed as Exhibit 19.1 to the Company's Annual Report on Form 10-K, filed with the SEC on March 31, 2025. Incorporated by reference to Exhibit 14.1
*	Filed herewith
**	Furnished herewith

(a) (1) and (2) Consolidated Financial Statements and Schedules

See the Index to Consolidated Financial Statements at page F-1 of this report.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Star Mountain Lower Middle-Market Capital Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Star Mountain Lower Middle-Market Capital Corp., (the “Company”), including the consolidated schedules of investments, as of December 31, 2025 and December 31, 2024, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations, changes in its net assets, and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2025, and 2024, by correspondence with the custodian, brokers, portfolio companies and others; when replies were not received from brokers or others, we performed other auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2021.
New York, New York
March 31, 2026

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Consolidated Statements of Assets and Liabilities

	December 31, 2025	December 31, 2024
ASSETS
Non-controlled/non-affiliate investments at fair value (amortized cost of $324,546,406 and $325,265,220 as of December 31, 2025 and December 31, 2024, respectively)	$312,185,808	$326,959,520
Controlled/affiliate investments at fair value (amortized cost of $62,459,798 and $52,910,374 as of December 31, 2025 and December 31, 2024, respectively)	62,857,937	50,680,798
Cash	5,470,978	4,028,665
Interest receivable	3,410,139	3,887,028
Deferred financing cost	1,537,817	2,169,211
Paydown receivable	392,623	341,471
Receivable for investments sold	367,810	-
Dividend Receivable	62,136	-
Other receivable	57,498	-
Prepaid expenses	42,423	6,748
Due from Feeder Fund	765	-
Total assets	386,385,934	388,073,441

LIABILITIES

Credit facility payable	122,300,000	122,500,000
Incentive fees payable, net of fee waivers (Note 6)	6,223,804	2,813,724
Redemptions payable	5,903,771	5,637,890
Distributions payable	5,800,098	5,322,771
Deferred tax liabilities	4,034,663	6,094,196
Credit facility interest payable	1,869,030	2,267,199
Management fees payable (Note 6)	1,184,837	1,157,509
Professional fees payable	659,177	434,744
Subscriptions received in advance	467,500	-
Trade payable	394,737	-
Reimbursement expense payable	146,408	77,275
Other payables	73,008	900,145
Taxes payable	64,147	-
Legal fees payable	33,735	37,883
Total liabilities	149,154,915	147,243,336

Commitments and contingencies (Note 11)

Net assets	$237,231,019	$240,830,105

NET ASSETS
Common shares, $0.001 par value (200,000,000 shares authorized, 10,105,559 and 9,857,301 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively)	$10,106	$9,858
Additional paid-in capital	256,564,590	246,622,366
Accumulated undistributed (overdistributed) earnings	(19,343,677)	(5,802,119)
Total net assets	$237,231,019	$240,830,105

Net asset value per share	$23.48	$24.43

See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Consolidated Statements of Operations

	For the year ended
	December 31, 2025	December 31, 2024	December 31, 2023
Non-controlled/non-affiliate investment income:
Interest income	$31,626,060	$35,518,530	$42,194,403
PIK interest income	2,567,790	4,069,038	3,099,419
Other income	1,276,339	188,222	159,915
Dividend income	974,596	839,055	1,498,864
Controlled/affiliate investment income:
Interest income	2,542,068	2,896,720	253,540
PIK interest income	671,752	469,747	90,372
Other income	90,678	-	18,027
Dividend income	-	206,284	47,811
Total investment income:	39,749,283	44,187,596	47,362,351

Operating expenses:
Interest and other financing fees	8,073,752	12,745,236	14,194,984
Management fees (Note 6)	4,707,419	4,464,449	5,183,339
Incentive fees (Note 6)	3,410,080	4,097,254	4,996,040
Professional fees	2,417,935	2,460,268	1,525,307
General and administrative fees	998,092	612,444	535,638
Legal expenses	562,782	382,836	328,091
Director expenses	140,000	143,750	91,250
Total expenses before fee waivers	20,310,060	24,906,237	26,854,649
Net investment income before fee waivers	19,439,223	19,281,359	20,507,702
Management fee waiver (Note 6)	-	-	(633,649)
Incentive fee waiver (Note 6)	-	(1,283,530)	(1,034,565)
Total expenses	20,310,060	23,622,707	25,186,435
Net investment income before taxes	19,439,223	20,564,889	22,175,916
Income tax expense	79,746	37,907	-
Net investment income	19,359,477	20,526,982	22,175,916

Net gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliate investments	4,352,098	3,899,990	45,283
Tax Expense on realized gain (loss) on investments	(761,000)	-	-
Net realized gain (loss) on investments	3,591,098	3,899,990	45,283

Net change in unrealized gain (loss):
Non-controlled/non-affiliate investments	(14,054,896)	4,784,046	(5,454,105)
Controlled/affiliate investments	2,627,715	(4,231,146)	2,004,459
Net change in unrealized gain (loss) on investments	(11,427,181)	552,900	(3,449,646)

Net gain (loss)	(7,836,083)	4,452,890	(3,404,363)

Benefit (provision) for taxes on change in unrealized appreciation (depreciation) on investments	2,059,533	(6,094,196)	-

Net increase (decrease) in net assets resulting from operations	$13,582,927	$18,885,676	$18,771,553

Per common share data:
Net investment income per share - basic and diluted	$1.92	$2.42	$3.02
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$1.35	$2.23	$2.56
Weighted average shares outstanding - basic and diluted	10,091,308	8,480,833	7,349,990

See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Consolidated Statements of Changes in Net Assets

	Common Stock			Accumulated undistributed
	Number of shares	Par value of shares	Additional paid- in capital	(overdistributed) earnings	Total net assets
For the year ended December 31, 2023
Balance, December 31, 2022	6,592,546	$6,593	$163,963,185	$2,246,995	$166,216,773
Net investment income	-	-	-	22,175,916	22,175,916
Net realized gain (loss)	-	-	-	45,283	45,283
Net change in unrealized gain (loss) on investments	-	-	-	(3,449,646)	(3,449,646)
Issuance of common shares	1,525,054	1,525	38,646,321	-	38,647,846
Purchases of shares in repurchase offer	(829,792)	(830)	(21,251,912)	-	(21,252,742)
Distributions declared to stockholders	-	-	-	(22,100,792)	(22,100,792)
Stock issued in connection with dividend reinvestment plan	399,674	400	10,177,551	-	10,177,951
Balance, December 31, 2023	7,687,482	$7,688	$191,535,145	$(1,082,244)	$190,460,589

For the year ended December 31, 2024
Balance, December 31, 2023	7,687,482	$7,688	$191,535,145	$(1,082,244)	$190,460,589
Net investment income	-	-	-	20,526,982	20,526,982
Net realized gain (loss)	-	-	-	3,899,990	3,899,990
Net change in unrealized gain (loss) on investments	-	-	-	552,900	552,900
Benefit (provision) for taxes on change in unrealized appreciation (depreciation) on investments	-	-	-	(6,094,196)	(6,094,196)
Issuance of common shares	2,557,801	2,558	62,327,657	-	62,330,215
Contribution receivable	-	-	110,891	-	110,891
Purchase of shares in repurchase offer	(816,463)	(816)	(20,176,977)	-	(20,177,793)
Distributions declared to stockholders	-	-	-	(21,324,349)	(21,324,349)
Stock issued in connection with dividend reinvestment plan	428,481	428	10,544,448	-	10,544,876
Return of capital and other tax related adjustments	-	-	2,281,202	(2,281,202)	-
Balance, December 31, 2024	9,857,301	$9,858	$246,622,366	$(5,802,119)	$240,830,105

For the year ended December 31, 2025
Balance, December 31, 2024	9,857,301	$9,858	$246,622,366	$(5,802,119)	$240,830,105
Net investment income	-	-	-	19,359,477	19,359,477
Net realized gain (loss)	-	-	-	3,591,098	3,591,098
Net change in unrealized gain (loss) on investments	-	-	-	(11,427,181)	(11,427,181)
Benefit (provision) for taxes on change in unrealized appreciation (depreciation) on investments	-	-	-	2,059,533	2,059,533
Issuance of common shares	804,741	805	19,439,713	-	19,440,518
Purchase of shares in repurchase offer	(1,001,688)	(1,002)	(24,221,557)	-	(24,222,559)
Distributions declared to stockholders	-	-	-	(23,280,155)	(23,280,155)
Return of capital and other tax related adjustments	-	-	3,844,330	(3,844,330)	-
Stock issued in connection with dividend reinvestment plan	445,205	445	10,879,738	-	10,880,183
Balance, December 31, 2025	10,105,559	$10,106	$256,564,590	$(19,343,677)	$237,231,019

See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Consolidated Statements of Cash Flows

	For the year ended
	December 31, 2025	December 31, 2024	December 31, 2023
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$13,582,927	$18,885,676	$18,771,553
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments	(4,352,098)	(3,899,990)	(45,283)
Net change in unrealized (gain) loss on investments	11,427,181	(552,900)	3,449,646
Net accretion of discounts and amortization of premiums	(1,857,711)	(1,015,506)	(1,382,244)
Purchases of investments	(76,370,772)	(51,077,026)	(90,635,833)
Proceeds from sales of investments	7,761,589	5,295,629	2,679,712
Proceeds from principal payments	69,176,774	55,868,600	15,101,932
Amortization of deferred financing costs	620,769	593,706	627,611
Payment-in-kind interest income	(3,239,542)	(4,538,785)	(3,189,791)
Changes in operating assets and liabilities:
Interest receivable	476,889	(595,234)	(418,765)
Receivable for investments sold	(367,810)	-	-
Dividend Receivable	(62,136)	-	-
Other receivables	(57,498)	-	-
Prepaid expenses	(35,675)	(6,748)	-
Due from Feeder Fund	(765)	-	-
Management fees payable (Note 6)	27,328	36,097	71,420
Incentive fees payable (Note 6)	3,410,080	(1,147,752)	3,961,476
Credit facility interest payable	(398,169)	(1,378,413)	1,362,066
Professional fees payable	224,431	126,607	113,061
Deferred tax liabilities	(2,059,533)	6,094,196	-
Other payables	(827,135)	531,146	181,769
Taxes payable	64,147	-	-
Legal fees payable	(4,148)	10,921	585
Trade payable	394,737	-	-
Reimbursement expense payable	69,133	(1,795)	43,193
Net cash provided by (used in) operating activities	17,602,993	23,228,429	(49,307,892)

Cash flows from financing activities:
Proceeds from issuance of common shares, including subscriptions received in advance	19,908,018	62,330,215	38,647,846
Payments in repurchase of shares	(23,956,678)	(19,240,596)	(16,552,049)
Proceeds from credit facility	96,050,000	49,000,000	96,000,000
Repayments of credit facility	(96,250,000)	(103,000,000)	(72,500,000)
Distributions paid	(11,922,645)	(11,418,922)	(10,200,810)
Deferred financing and debt issuance costs paid	10,625	(1,916,001)	-
Net cash provided by (used in) financing activities	(16,160,680)	(24,245,304)	35,394,987

Net increase (decrease) in Cash	1,442,313	(1,016,875)	(13,912,905)
Cash, beginning of period	4,028,665	5,045,540	18,958,445
Cash, end of period	$5,470,978	$4,028,665	$5,045,540

Supplemental disclosures of cash flow information:
Non cash operating activities:
Interest received in kind	$3,239,542	$4,538,785	$3,189,791

Supplemental and non cash financing activities:
Shares issued from dividend reinvestment plan (see Note 10)	$10,880,183	$10,544,876	$10,177,951

Supplemental Information:
Cash paid for interest	$8,368,951	$12,509,009	$10,626,030
Cash paid for federal income taxes	$840,746	$147,404	$-

 See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Consolidated Schedule of Investments
December 31, 2025

Portfolio Company (1)(2)(3)(4)(5)(6)	Footnotes	Spread Above Index (7)	Interest Rate	Acquisition Date	Maturity	Principal, Shares, Units	Amortized Cost (8)	Fair Value (9)	% of Net Assets
Investments
Non-controlled/non-affiliate investments
First lien senior secured term loan
Aerospace & Defense
Consolidated Machine & Tool Holdings, LLC	(17)(19)(22)(23)	S + 13.01% PIK	16.66% PIK	1/15/2020	1/15/2025	581,276	$581,276	$-	0.0%
Consolidated Machine & Tool Holdings, LLC	(17)(19)(22)(23)	S + 14.01% PIK	17.66% PIK	11/22/2023	1/15/2025	6,335	6,335	-	0.0
Consolidated Machine & Tool Holdings, LLC	(13)(19)(22)(23)	-	20.00% PIK	11/22/2023	1/15/2025	19,361	19,361	-	0.0
Consolidated Machine & Tool Holdings, LLC	(13)(19)(22)(23)	-	13.00% PIK	11/22/2023	1/15/2025	68,577	68,577	-	0.0
Consolidated Machine & Tool Holdings, LLC	(13)(19)	-	11.00% PIK	5/22/2024	6/30/2026	69,865	69,865	-	0.0
						745,414	745,414	-	0.0
Building Products
Built by Grid, LLC	(10)(17)	S + 7.18%	10.83%	12/5/2025	12/5/2030	1,883,561	$1,841,720	$1,841,720	0.8%
						1,883,561	1,841,720	1,841,720	0.8
Chemicals
Douglas Products and Packaging Company, LLC	(10)(16)	S + 8.04%	11.73%	9/20/2023	9/20/2028	19,898,602	19,494,185	19,898,603	8.4
						19,898,602	19,494,185	19,898,603	8.4
Commercial Services & Supplies
Swyft AcquireCo LLC (dba Swyft Filings)	(15)(16)	S + 2.75%	6.44%	12/20/2021	12/20/2027	285,649	285,293	285,650	0.1
Swyft AcquireCo LLC (dba Swyft Filings)	(10)(16)	S + 7.65%	11.34%	12/20/2021	12/20/2027	3,682,383	3,658,259	3,682,383	1.6
Versar Inc.	(10)(17)	S + 9.58%	13.23%	8/4/2023	8/4/2028	10,000,000	9,755,014	10,002,500	4.2
						13,968,032	13,698,566	13,970,533	5.9
Construction & Engineering
Fremont-Wright, LLC	(16)	S + 9.20%	12.89%	12/2/2020	6/30/2026	4,042,177	4,042,177	4,042,177	1.7
Kassel Mechanical, LLC	(16)	S + 7.66% Cash + 0.34% PIK	11.35% Cash + 0.34% PIK	3/17/2025	9/17/2029	12,337,305	12,178,493	12,242,307	5.2
Kelso Industries	(17)(18)	S + 5.75%	9.40%	12/31/2024	12/30/2029	9,007,713	8,866,218	9,007,713	3.8
Kelso Industries	(17)(18)	S + 5.75%	9.40%	3/12/2025	12/30/2029	3,433,239	3,433,239	3,433,239	1.4
MechanAir, LLC	(17)(18)	S + 6.00%	9.65%	12/18/2025	12/18/2031	652,987	646,769	646,769	0.3
MechanAir, LLC	(17)(26)	S + 6.00%	9.65%	12/18/2025	12/18/2031	5,789,474	5,745,056	5,745,056	2.4
Vertical Mechanical Group, LLC	(10)(17)	S + 8.76%	12.41%	5/12/2023	5/12/2028	12,037,143	11,870,297	11,902,327	5.0
						47,300,038	46,782,249	47,019,588	19.8
Distributors
48forty Intermediate Holdings, Inc.	(16)(19)	S + 6.15%	9.84%	10/11/2022	11/30/2029	15,221,270	14,822,272	7,300,311	3.1
						15,221,270	14,822,272	7,300,311	3.1
Diversified Telecommunication Services
Gridsource Incorporated, LLC	(17)	S + 7.00%	10.65%	12/16/2022	3/30/2029	14,036,143	13,814,057	13,446,625	5.7
						14,036,143	13,814,057	13,446,625	5.7
Electrical Equipment
Masterwork Electronics, Inc.	(17)(19)	S + 7.65%	11.30%	11/17/2022	11/17/2027	8,840,576	8,638,547	828,362	0.3
Masterwork Electronics, Inc.	(15)(17)(19)	S + 7.65%	11.30%	11/17/2022	11/17/2027	521,739	521,739	48,887	0.0
						9,362,315	9,160,286	877,249	0.3
Entertainment
Chicken Soup For The Soul, LLC	(16)(19)(23)	S + 8.60%	12.29%	10/29/2021	3/31/2024	6,380,856	6,380,856	3,269,232	1.4
Chicken Soup For The Soul, LLC	(19)	-	19.00% PIK	8/7/2025	8/7/2026	900,010	900,010	900,010	0.4
Linden Research, Inc. (dba Linden Labs)	(10)(17)	S + 7.67% Cash + 3.56% PIK	11.32% Cash + 3.56% PIK	12/31/2020	9/30/2028	18,260,031	18,080,381	18,260,031	7.7
NW Entertainment, LLC	(17)	S + 8.51% Cash + 1.50% PIK	12.16% Cash + 1.50% PIK	11/4/2022	11/4/2027	6,164,071	6,095,887	6,038,324	2.5
						31,704,968	31,457,134	28,467,597	12.0
Healthcare Providers & Services
BB-HH Platform, Inc. (dba Preferred Care Home Health)	(10)(17)	S + 7.62% Cash + 1.79% PIK	11.27% Cash + 1.79% PIK	5/16/2023	5/16/2028	6,916,484	6,815,782	6,916,484	2.9
IPA Intermediate Co., LLC (dba Integrated Pain Associates)	(17)(18)	S + 7.75%	11.40%	1/9/2023	1/9/2028	12,361,934	12,198,461	12,361,934	5.2
IPA Intermediate Co., LLC (dba Integrated Pain Associates)	(17)(18)	S + 7.75%	11.40%	12/18/2025	1/9/2028	425,532	425,532	425,532	0.2
Klein Hersh, LLC	(10)(17)	S + 0.24%	3.89%	4/27/2022	4/27/2028	17,285,870	16,790,860	15,081,922	6.4
						36,989,820	36,230,635	34,785,872	14.7
Hotels, Restaurants & Leisure
The Range NYC, LLC (dba Five Iron Golf)	(17)	S + 7.61%	11.26%	9/15/2022	9/15/2027	3,329,832	3,329,832	3,357,803	1.4
The Range NYC, LLC (dba Five Iron Golf)	(17)	S + 7.61%	11.26%	9/15/2022	9/15/2027	4,802,521	4,732,570	4,844,303	2.0
						8,132,353	8,062,402	8,202,106	3.4
Household Durables
SkyBell Technologies, Inc.	(19)(22)(23)	-	16.91% PIK	12/13/2019	12/13/2024	4,828,409	4,534,395	3,867,034	1.6
						4,828,409	4,534,395	3,867,034	1.6
Household Products
CHG Parent Holding LLC (dba Coop Home Goods)	(10)(17)	S + 7.70%	11.35%	6/18/2021	6/27/2026	12,683,981	12,525,367	12,683,981	5.3
						12,683,981	12,525,367	12,683,981	5.3
Machinery
Texas Contract Manufacturing Group, Inc.	(17)	S + 5.11% Cash + 4.00% PIK	S + 8.76% Cash + 4.00% PIK	4/27/2022	4/27/2027	4,427,923	4,382,109	3,645,509	1.5
						4,427,923	4,382,109	3,645,509	1.5
Media
PadSquad, LLC	(10)(17)	S + 7.42%	11.07%	3/30/2022	3/30/2027	2,620,175	2,600,278	2,620,175	1.1
Trailer Park Group Holdings LLC	(10)(17)	S + 7.32% Cash + 0.99% PIK	10.97% Cash + 0.99% PIK	8/2/2021	8/2/2026	14,981,089	14,902,350	13,662,753	5.8
						17,601,264	17,502,628	16,282,928	6.9
Personal Products
Japonesque, LLC	(10)(17)	S + 9.48% Cash + 0.69% PIK	13.13% Cash + 0.69% PIK	11/23/2021	6/30/2027	4,304,034	4,270,684	4,304,034	1.8
Japonesque, LLC		-	18.00% PIK	8/5/2025	6/30/2027	231,148	226,525	228,189	0.1
						4,535,182	4,497,209	4,532,223	1.9
Professional Services
CorTech, LLC	(17)	S + 7.60%	11.25%	6/3/2025	6/30/2026	7,546,280	7,536,366	7,285,934	3.1
Jefferson Consulting Group, LLC	(10)(17)	S + 3.89% Cash + 3.91% PIK	7.54% Cash + 3.91% PIK	7/1/2024	7/1/2029	8,722,712	8,598,222	7,565,829	3.2
PQT Ayaquhs, LLC (dba WWC Global)	(17)	S + 5.76%	9.41%	8/1/2022	8/1/2027	3,437,642	3,408,886	3,437,642	1.4
Qualified Digital, LLC	(17)	S + 7.00%	10.65%	7/30/2024	7/30/2029	12,032,857	11,858,587	11,881,243	5.0
Qualified Digital, LLC	(17)	S + 7.00%	10.65%	7/30/2024	7/30/2029	2,441,786	2,357,441	2,355,579	1.0
						34,181,277	33,759,502	32,526,227	13.7
Specialty Retail						`
Clearview Systems, LLC (dba Rip-it)	(10)(17)	S + 4.54% Cash + 6.50% PIK	8.19% Cash + 6.50% PIK	10/11/2022	10/11/2027	7,052,922	6,993,393	7,052,922	3.0
						7,052,922	6,993,393	7,052,922	3.0
Trading Companies & Distributors
Ambient Enterprises Holdco LLC	(17)(18)	S + 5.25%	8.90%	12/31/2024	6/30/2030	1,256,546	1,256,546	1,256,546	0.5
Ambient Enterprises Holdco LLC	(17)(18)	S + 5.25%	8.90%	10/31/2025	6/30/2030	418,203	412,167	418,203	0.2
Ambient Enterprises Holdco LLC	(17)(18)	S + 5.25%	8.90%	12/31/2024	6/30/2030	6,372,503	6,282,393	6,367,431	2.7
Ambient Enterprises Holdco LLC	(17)(18)	S + 5.25%	8.90%	12/31/2024	6/30/2030	1,771,299	1,746,933	1,771,299	0.7
Ambient Enterprises Holdco LLC	(17)(18)	S + 5.25%	8.90%	7/3/2025	6/30/2030	514,558	502,388	514,558	0.2
Ambient Enterprises Holdco LLC	(17)(18)	S + 5.25%	8.90%	7/3/2025	6/30/2030	165,521	165,521	165,521	0.1
						10,498,630	10,365,948	10,493,558	4.4
Transportation Infrastructure
TCP Acquisition, LLC (dba HighStar Traffic)	(17)	S + 5.45% Cash + 4.05% PIK	9.10% Cash + 4.05% PIK	7/26/2022	7/26/2027	10,088,323	10,003,681	9,816,947	4.1
						10,088,323	10,003,681	9,816,947	4.1
Total first lien senior secured term loan							$300,673,152	$276,711,533	116.5%

See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Consolidated Schedule of Investments – (continued)
December 31, 2025

Portfolio Company (1)(2)(3)(4)(5)(6)	Footnotes	Spread Above Index (7)	Interest Rate	Acquisition Date	Maturity	Principal, Shares, Units	Amortized Cost (8)	Fair Value (9)	% of Net Assets
Senior unsecured notes	(24)
Electrical Equipment
HH Masterwork Intermediate, Inc.	(19)(22)	-	17.00% PIK	11/17/2022	5/17/2028	2,155,820	$2,033,098	$-	0.0%
						2,155,820	2,033,098	-	0.0
Total senior unsecured notes							2,033,098	-	0.0

Preferred equity securities	(12)(24)
Building Products
Built by Grid, LLC	(21)(25)	-	-	12/5/2025	-	214,378	214,378	214,378	0.1
						214,378	214,378	214,378	0.1
Commercial Services and Supplies
Swyft Filings Holdings, LLC	(13)(20)(21)(25)	-	8.00% PIK	12/20/2021	-	192,444	183,612	213,265	0.1
						192,444	183,612	213,265	0.1
Construction & Engineering
MechanAir Holdings, LLC	(13)(21)(25)	-	13.50% PIK	9/2/2021	-	1,704	1,703,499	2,578,541	1.1
MechanAir Holdings, LLC	(13)(21)(25)	-	-	9/17/2025	-	65	61,608	735,515	0.3
Vertical Mechanical Group Holdings, LLC	(21)(25)	-	8.00% PIK	5/12/2023	-	185,714	1,857,143	5,727,143	2.4
						187,483	3,622,250	9,041,199	3.8
Diversified Telecommunication Services
Gridsource Holdings, LLC	(21)(25)	-	8.00% PIK	3/9/2023	-	3,959,977	799,597	175,121	0.1
						3,959,977	799,597	175,121	0.1
Entertainment
NW Entertainment, LLC	(21)(25)	-	10.00% PIK	11/4/2022	-	1,183	1,134,428	1,550,416	0.7
NW Entertainment, LLC	(21)(25)	-	12.00% PIK	2/27/2025	-	826	531,143	1,024,009	0.4
						2,009	1,665,571	2,574,425	1.1
Healthcare Providers & Services
IPA Investors, LP (dba Integrated Pain Associates)	(21)(25)	-	8.00% PIK	1/9/2023	-	2,749	2,573,151	3,160,558	1.3
						2,749	2,573,151	3,160,558	1.3
Media
PadSquad Holdings, LLC	(13)(21)(25)	-	6.00% Cash + 6.00% PIK	3/30/2022	-	720,767	1,964,204	3,326,343	1.4
Trailer Park Group Holdings, LLC Class A-1 Units	(13)(21)(25)	-	15.00% PIK	12/19/2023	-	40,888	73,599	36,419	0.0
Trailer Park Group Holdings LLC - Class A Units	(13)(21)(25)	-	8.00% PIK	8/2/2021	-	371,822	404,702	-	0.0
Trailer Park Group Holdings LLC	(13)(21)(25)	-	15.00% PIK	-	-	37,594	-	75,127	0.0
						1,171,071	2,442,505	3,437,889	1.4
Professional Services
Hometown Holdings JV, LLC (dba BWG Strategy)	(13)(21)(25)	-	8.00% Preferred Return	12/24/2020	-	666,667	659,761	693,300	0.3
JCFV Holdings, LLC	(21)(25)	-	8.00% PIK	7/1/2024	-	415,916	1,538,462	519,231	0.2
PQT Ayaquhs, LLC (dba WWC Global)	(13)(21)(25)	-	10.50% PIK	8/1/2022	-	5,774	1,064,516	4,577,419	1.9
SPC QD SM, LP	(21)(25)	-	-	7/30/2024	-	42	2,207,572	2,655,714	1.1
						1,088,399	5,470,311	8,445,664	3.5
Software
PureCars Technologies, LLC	(13)(21)(25)	-	8.00% PIK	4/17/2019	-	592	267,013	293,634	0.1
						592	267,013	293,634	0.1
Total preferred equity securities							17,238,388	27,556,133	11.5

Warrants and other equity securities	(12)(24)
Construction & Engineering
Fremont-Wright, LLC	(25)	-	-	12/2/2020	-	2	-	1,565,233	0.7
						2	-	1,565,233	0.7
Distributors
48forty Intermediate Holdings, Inc.	(19)(25)	-	-	10/11/2022	-	1,994	-	-	0.0
						1,994	-	-	0.0
Electrical Equipment
HH Masterwork Intermediate, Inc.	(19)(25)	-	-	11/17/2022	-	190,019	-	-	0.0
						190,019	-	-	0.0
Entertainment
LRI Holdco, LLC (dba Linden Labs)	(21)(25)	-	-	12/31/2020	-	1	-	150,697	0.1
LRI Holdco, LLC (dba Linden Labs)	(25)	-	-	12/31/2020	-	1	43,478	196,056	0.1
						2	43,478	346,753	0.2
Healthcare Providers & Services
Klein Hersh, LLC		-	-	4/27/2022	-	1,003	-	-	0.0
Nurses 24/7 Holdings, LLC	(21)(25)	-	-	5/26/2023	-	182	419,877	35,143	0.0
						1,185	419,877	35,143	0.0
Hotels, Restaurants & Leisure
The Range NYC, LLC (dba Five Iron Golf)	(25)	-	-	9/15/2022	-	40,593	71,599	64,875	0.0
						40,593	71,599	64,875	0.0
Household Durables
SkyBell Technologies, Inc.	(19)(25)	-	-	12/13/2019	-	1,917,813	-	-	0.0
						1,917,813	-	-	0.0
Household Products
CHG Parent Holding LLC (dba Coop Home Goods)	(21)(25)	-	-	6/18/2021	-	535,714	535,714	1,150,000	0.5
						535,714	535,714	1,150,000	0.5
Machinery
Texas Contract Manufacturing Group, Inc.	(25)	-	-	4/27/2022	-	1,602	-	-	0.0
						1,602	-	-	0.0
Media
Channel Factory Holdings, LLC	(13)(21)(25)	-	-	3/31/2025	-	819,478	-	1,384,954	0.6
						819,478	-	1,384,954	0.6
Professional Services
CorTech, LLC	(25)	-	-	6/30/2025	-	1	-	81,853	0.0
NSC Holdings, LLC	(21)(25)	-	-	4/26/2019	-	111	271,262	639,920	0.3
PQT Ayaquhs, LLC (dba WWC Global)	(25)	-	-	8/1/2022	-	645	-	377,419	0.2
						757	271,262	1,099,192	0.5
Software
Proactive Dealer Holdings Parent, LLC	(21)(25)	-	10.00% PIK	6/10/2024	-	445	730,271	346,746	0.1
						445	730,271	346,746	0.1
Total warrants and other equity securities							2,072,201	5,992,896	2.6

Fund investments
Diversified Financials
Madryn Select Opportunities, LP	(18)(25)	-	-	1/4/2022	-	-	2,529,567	1,925,246	0.8
						-	2,529,567	1,925,246	0.8
Total fund investments							2,529,567	1,925,246	0.8
Total non-controlled/non-affiliate investments							$324,546,406	$312,185,808	131.4%

See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Consolidated Schedule of Investments – (continued)
December 31, 2025

Portfolio Company (1)(2)(3)(4)(5)(6)	Footnotes	Spread Above Index (7)	Interest Rate	Acquisition Date	Maturity	Principal, Shares, Units	Amortized Cost (8)	Fair Value (9)	% of Net Assets
Controlled/affiliate investments
First lien senior secured term loan
Aerospace & Defense
Delva Master Holdings	(11)(16)(19)	S + 10.26%	13.95%	8/13/2025	9/1/2030	901,698	$901,698	$850,931	0.4%
						901,698	901,698	850,931	0.4
Construction & Engineering
Watt Acquisition, LLC	(10)(11)(17)	S +8.77% Cash + 5.48% PIK	12.42% Cash + 5.48% PIK	4/15/2022	4/15/2027	1,625,086	1,614,622	1,625,086	0.7
						1,625,086	1,614,622	1,625,086	0.7
Diversified Telecommunication Services
Caregility Corporation	(11)(17)	S + 3.00% Cash + 6.26% PIK	6.65% Cash +6.26% PIK	12/29/2021	10/31/2026	2,609,221	2,506,145	2,581,303	1.1
						2,609,221	2,506,145	2,581,303	1.1
Food Products
Uncle John's Pride, LLC	(11)(16)	S + 8.11%	11.80%	3/31/2022	3/31/2027	1,740,572	1,740,572	1,740,572	0.7
Uncle John's Pride, LLC	(11)(16)	S + 8.11%	11.80%	3/31/2022	3/31/2027	5,116,215	5,066,496	5,116,215	2.2
						6,856,787	6,807,068	6,856,787	2.9
Healthcare Providers & Services
Arrow Home Health, LLC (dba Acara Home Health)	(11)(17)	S + 8.50%	12.15%	3/19/2021	3/19/2026	789,190	778,103	764,370	0.3
						789,190	778,103	764,370	0.3
Leisure Products
MPUSA, LLC (dba Mission)	(11)(17)	S + 9.26% PIK	12.91% PIK	12/9/2021	12/9/2026	1,786,561	1,781,191	1,712,240	0.7
						1,786,561	1,781,191	1,712,240	0.7
Professional Services
Lasalle Staffing, LLC	(10)(11)(16)	S +8.45%	12.14%	2/15/2022	2/15/2027	7,150,785	7,076,775	7,150,785	3.0
						7,150,785	7,076,775	7,150,785	3.0
Trading Companies & Distributors
USBid Inc.	(10)(11)(17)	S + 8.34%	11.99%	11/3/2022	11/3/2027	2,648,797	2,625,002	2,599,529	1.1
						2,648,797	2,625,002	2,599,529	1.1
Total first lien senior secured term loan							24,090,604	24,141,031	10.2

Senior unsecured notes	(24)
Consumer Finance
Microf, LLC	(11)(17)	S + 10.85%	14.50%	3/29/2019	11/30/2027	3,714,429	3,695,851	3,763,831	1.6
						3,714,429	3,695,851	3,763,831	1.6
Total senior unsecured notes							3,695,851	3,763,831	1.6

Preferred equity securities	(12)(24)
Aerospace & Defense
Delva Master Holdings	(11)(19)(25)	-	18.00% PIK	8/13/2025	-	1,636	7,679,427	7,905,825	3.4
						1,636	7,679,427	7,905,825	3.4
Construction & Engineering
Watt Contracting Holdings, LLC	(11)(21)(25)	-	15.00% PIK	4/15/2022	-	4,439	4,380,196	7,260,300	3.1
						4,439	4,380,196	7,260,300	3.1
Diversified Telecommunication Services
Caregility Corporation - Series A-1 Units	(11)(13)(25)	-	8.00% PIK	12/31/2022	-	151,018	1,579,910	147,483	0.2
Caregility Corporation - Series A-2 Units	(11)(13)(25)			12/31/2022	-	145,593	496,187	46,531	0.0
Caregility Corporation - Series B Units	(11)(13)(25)	-	8.00% PIK	7/3/2023	-	446,689	3,591,494	4,732,688	2.0
						743,300	5,667,591	4,926,702	2.2
Food Products
UJP Acquisition, LLC (dba Uncle John's Pride)	(11)(13)(21)(25)	-	8.00% PIK	3/31/2022	-	2,829,787	2,829,787	4,966,277	2.1
						2,829,787	2,829,787	4,966,277	2.1
Healthcare Providers & Services
Arrow Home Health, LLC (dba Acara Home Health) - Class A Units	(11)(21)(25)	-	10.00% Preferred Return	3/19/2021	-	571,080	564,321	252,425	0.1
Arrow Home Health, LLC (dba Acara Home Health) - Class 1 Units	(11)(13)(21)(25)	-	-	11/13/2023	-	56,005	56,005	112,010	0.0
						627,085	620,326	364,435	0.1
Leisure Products
TS-MP, LLC (dba Mission) - Class A-1	(11)(21)(25)	-	-	12/9/2021	-	69	1,928,409	-	0.0
TS-MP, LLC (dba Mission) - Class AA-1	(11)(21)(25)	-	-	12/10/2024	-	88	1,960,641	1,695,478	0.7
						157	3,889,050	1,695,478	0.7
Professional Services
Capone Holdings JV, LLC (dba LaSalle Staffing)	(11)(21)(25)	-	8.00% Preferred Return	2/15/2022	-	4,000,000	4,000,000	6,093,333	2.6
						4,000,000	4,000,000	6,093,333	2.6
Trading Companies & Distributors
USBid Parent, LLC - Class A	(11)(25)	-	-	11/3/2022	-	2,813	2,812,500	-	0.0
USBid Parent, LLC - Class C	(11)(25)	-	10.00% PIK	11/2/2023	-	9,375	7,324	-	0.0
USBid Parent, LLC - Class C2	(11)(25)	-	10.00% PIK	4/12/2024	-	600,000	468,750	555,469	0.2
USBid Parent, LLC - Class C3	(11)(25)	-	10.00% PIK	4/12/2024	-	2,400,000	1,875,000	1,155,469	0.5
						3,012,188	5,163,574	1,710,938	0.7
Total preferred equity securities							34,229,951	34,923,288	14.9

Warrants and other equity securities	(12)(24)
Aerospace & Defense
Delva Master Holdings	(11)(19)(25)	-	18.00% PIK	8/13/2025	-	10,493	-	-	0.0
Delva Master Holdings	(11)(19)(25)	-	-	8/13/2025	-	1,354	-	-	0.0
						11,847	-	-	0.0
Construction & Engineering
Watt Contracting Holdings, LLC	(11)(21)(25)	-	-	4/15/2022	-	100,408	-	-	0.0
						100,408	-	-	0.0
Diversified Telecommunication Services
Caregility Corporation	(11)(25)	-	-	12/29/2021	-	221,574	443,392	-	0.0
Caregility Corporation	(11)(25)	-	-	12/29/2021	-	46,227	-	-	0.0
						267,801	443,392	-	0.0
Food Products
UJP Acquisition, LLC (dba Uncle John's Pride)	(11)(21)(25)	-	-	3/31/2022	-	127,215	-	29,787	0.0
						127,215	-	29,787	0.0
Trading Companies & Distributors
USBid Parent, LLC	(11)(25)	-	-	11/3/2022	-	204	-	-	0.0
						204	-	-	0.0
Total warrants and other equity securities							443,392	29,787	0.0
Total controlled/affiliate investments							62,459,798	62,857,937	26.5

TOTAL INVESTMENTS							$387,006,204	$375,043,745	158.1%

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

(11)
As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” and may have “Control” of this portfolio company as the Company and/or its affiliated funds collectively owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). The Company’s investment in affiliates for the year ended December 31, 2025 represented $62,857,937 of Fair Value and 26.5% of Net Assets of the Company. Transactions related to investments in “Controlled/Affiliate Investments” for the year ended December 31, 2025 were as follows:

See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Consolidated Schedule of Investments – (continued)
December 31, 2025

Portfolio Company	Type of Investment	Amount of Realized Gain (Loss)	Amount of Interest or Dividends Credited to Income (a)	December 31, 2024 Value	Gross Additions (b)	Gross Reductions (c)	Transfers In/(Out) of Affiliates	Amount of Unrealized Gains (Loss)	December 31, 2025 Value
Arrow Home Health LLC (dba Acara Home Health)	First lien senior secured term loan	$-	$106,047	$701,117	$3,570	$(7,896)	$-	$67,579	$764,370
	Preferred equity securities (571,080 shares)	-	-	151,376	-	-	-	101,049	252,425
	Preferred equity securities (56,005 shares)	-	-	112,010	-	-	-	-	112,010
Capone Holdings JV, LLC (dba LaSalle Staffing)	Preferred equity securities (4,000,000 shares)	-	-	6,700,000	-	-	-	(606,667)	6,093,333
Caregility Corporation	First lien senior secured term loan	-	220,754	2,438,069	192,525	-	-	(49,291)	2,581,303
	Preferred equity securities (151,018 shares)	-	-	1,188,605	429,779	-	-	(974,714)	643,670
	Preferred equity securities (446,689 shares)	-	-	4,368,416	-	-	-	364,272	4,732,688
	Warrants (267,801 units)	-	-	-	-	-	-	-	-
	Senior secured notes (0 units)	-	-	341,103	88,677	(429,780)	-	-	-
Delva Master Holdings	First lien senior secured term loan	-	-	-	901,698	-	-	(50,767)	850,931
	Preferred equity securities (1,636 shares)	-	-	-	4,386,820	-	-	226,398	7,905,825
	Warrants and other equity securities (10,493 units)	-	-	-	201,111	-	-	-	-
	Warrants and other equity securities (1,354 units)	-	-	-	3,091,496	-	-	-	-
Lasalle Staffing, LLC	First lien senior secured term loan	-	942,610	7,287,039	22,717	(100,000)	-	(58,971)	7,150,785
Microf, LLC	Senior Unsecured Note	-	(18,658)	3,427,073	287,760	(18,982)	-	67,980	3,763,831
	Preferred equity securities (0 shares)	-	-	-	-	-	-	-	-
MPUSA, LLC (dba Mission)	First lien senior secured term loan	-	31,136	1,448,543	232,297	(11,843)	-	43,243	1,712,240
	Preferred equity securities (69 shares)	-	-	-	-	-	-	-	-
	Preferred equity securities (88 shares)	-	-	1,782,334	-	-	-	(86,856)	1,695,478
Uncle John's Pride, LLC	First lien senior secured term loan	-	796,743	6,999,302	52,303	(1,818,313)	-	(117,077)	5,116,215
	First lien senior secured term loan	-	170,635	-	1,758,680	(18,108)	-	-	1,740,572
UJP Acquisition, LLC (dba Uncle John's Pride)	Warrants and other equity securities (127,215 shares)	-	-	76,329	-	-	-	(46,542)	29,787
	Preferred equity securities (2,829,787 shares)	-	-	4,532,872	-	-	-	433,405	4,966,277
USBid Inc.	First lien senior secured term loan	-	103,675	2,240,638	259,511	(84,897)	-	184,277	2,599,529
USBid Inc.	Warrants and other equity securities (204 shares)	-	-	-	-	-	-	-	-
USBid Inc. - Class A Units	Preferred equity securities (2,813 shares)	-	-	-	-	-	-	-	-
USBid Inc. - Class C Units	Preferred equity securities (9,375 shares)	-	-	-	-	-	-	-	-
USBid Inc. - Class C2 Units	Preferred equity securities (600,000 shares)	-	-	504,000	-	-	-	51,469	555,469
USBid Inc. - Class C3 Units	Preferred equity securities (2,400,000 shares)	-	-	432,000	-	-	-	723,469	1,155,469
Watt Acquisition, LLC	First lien senior secured term loan	-	300,849	2,430,200	134,362	(1,068,129)	-	128,653	1,625,086
Watt Contracting Holdings, LLC	Preferred equity securities (4,439 shares)	-	-	3,519,772	1,064,066	-	-	2,676,462	7,260,300
	Warrants and other equity securities (100,408 shares)	-	-	-	-	-	-	-	-
Total Affiliate Investments		$-	$2,653,791	$50,680,798	$13,107,372	$(3,557,948)	$0	$3,077,371	$63,307,593

(a)	Represents the total amount of interest, fees or dividends credited to income for the portion of the period an investment was included in the Affiliate category.
(b)	Gross additions include increase in the cost basis of investments resulting from purchases, PIK interest or amortization of original issue discount.
(c)	Gross reductions include decreases in the total cost basis of investments resulting from principal repayments or sales.

Se accompanying notes.

(12)	Ownership of certain equity investments may occur through a holding company or partnership.
(13)	Investment contains a fixed rate structure.
(14)	The Company has received 46 units of incentive shares which have no Cost or Fair Value as of December 31, 2025.
(15)	Interest disclosed reflects the contractual rate of the First Out tranche under the AAL.
(16)	The interest rate on these loans is subject to 1 month SOFR, which was 3.69% as of December 31, 2025.
(17)	The interest rate on these loans is subject to 3 month SOFR, which was 3.65% as of December 31, 2025.

(18)
Positions have an aggregate unfunded commitment of $6,794,311 in addition to the amounts shown in the Consolidated Schedule of Investments. See Note 11 “Commitments, Contingencies and Risks” in the accompanying notes to the consolidated financial statements.

(19)	The investment is on non-accrual status. See Note 2 “Significant Accounting Policies”.
(20)	The investment includes the fair value and amortized cost of 1,015 shares of common equity issued in conjunction with the preferred equity.
(21)	Investment is held by a subsidiary of the Company. See Note 2 in the accompanying notes to the consolidated financial statements for additional information on the Company’s wholly-owned subsidiary.
(22)	The investment does not accrue PIK for the debt or equity investment as of December 31, 2025. See Note 2 “Significant Accounting Policies”.
(23)	Maturity date is under on-going negotiations with the portfolio company and other lenders, as applicable.
(24)	All investments are non-income producing unless otherwise indicated.
(25)
The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.

(26)	The interest rate on these loans is subject to 6 month SOFR, which was 3.57% as of December 31, 2025.

See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Consolidated Schedule of Investments
December 31, 2024
Portfolio Company (1)(2)(3)(4)(5)(6)	Footnotes	Spread Above Index (7)	Interest Rate	Acquisition Date	Maturity	Principal,Shares, Units	Amortized Cost(8)	Fair Value (9)	% of Net Assets
Investments
Non-controlled/non-affiliate investments
First lien senior secured term loan
Aerospace & Defense
Consolidated Machine & Tool Holdings, LLC	(17)(19)(22)	S+11.01%	15.32%	1/15/2020	1/15/2025	6,092,878	$5,946,311	$5,431,800	2.3%
Consolidated Machine & Tool Holdings, LLC	(17)(19)(22)	S+12.01%	16.32%	1/19/2023	1/15/2025	1,294,243	1,263,109	1,153,818	0.5
Consolidated Machine & Tool Holdings, LLC	(13)(19)(22)	-	20.00% PIK	11/22/2023	1/15/2025	708,154	697,699	708,154	0.3
Consolidated Machine & Tool Holdings, LLC	(13)(19)	-	11.00%	5/22/2024	6/30/2025	885,615	869,176	777,659	0.3
						8,980,890	8,776,295	8,071,431	3.4
Chemicals
Douglas Products and Packaging Company, LLC	(10)(16)	S+6.90%	11.23%	9/20/2023	9/20/2028	14,812,500	14,623,342	14,812,499	6.2
						14,812,500	14,623,342	14,812,499	6.2
Commercial Services & Supplies
Swyft AcquireCo LLC (dba Swyft Filings)	(15)(16)	S+2.75%	7.08%	12/20/2021	12/20/2027	292,443	291,514	288,290	0.1
Swyft AcquireCo LLC (dba Swyft Filings)	(10)(16)	S+5.50%	9.83%	12/20/2021	12/20/2027	3,682,383	3,643,596	3,425,353	1.4
						3,974,826	3,935,110	3,713,643	1.5
Construction & Engineering
DCCM, LLC	(17)	S+6.76% Cash + 1.00% PIK	11.07% Cash + 1.00% PIK	8/6/2021	12/30/2026	18,148,579	17,949,974	18,232,063	7.5
Fremont-Wright, LLC	(16)	S+9.10%	13.43%	12/2/2020	6/30/2026	4,155,709	4,155,654	4,155,709	1.7
Kelso Industries	(17)(18)	S+5.75%	10.06%	12/31/2024	12/30/2029	13,000,000	12,740,177	12,740,177	5.3
MechanAir, LLC	(17)	S+10.80%	10.57% Cash + 4.53% PIK	9/2/2021	9/2/2026	13,203,004	13,072,674	13,203,004	5.5
MechanAir, LLC	(13)	-	18.00% PIK	12/15/2023	9/2/2026	509,104	509,104	504,726	0.2
Versar Inc.	(10)(17)	S+8.10%	12.41%	8/4/2023	8/4/2028	10,000,000	9,658,174	9,996,000	4.2
Vertical Mechanical Group, LLC	(10)(17)	S+7.76%	12.07%	5/12/2023	5/12/2028	7,428,571	7,234,557	7,428,571	3.1
						66,444,967	65,320,314	66,260,250	27.5
Distributors
48forty Intermediate Holdings, Inc.	(16)	S+5.10% PIK + 2.00% Cash	9.43% PIK + 2.00% Cash	10/11/2022	11/30/2029	14,817,041	14,323,723	13,163,459	5.5
						14,817,041	14,323,723	13,163,459	5.5
Diversified Telecommunication Services
Gridsource Incorporated, LLC	(17)	S+8.50% Cash + 2.00% PIK	12.81% Cash + 2.00% PIK	12/16/2022	3/9/2028	14,104,180	13,779,867	13,894,028	5.8
						14,104,180	13,779,867	13,894,028	5.8
Electrical Equipment
Masterwork Electronics, Inc.	(17)(19)(22)	S+7.65%	11.96% PIK	11/17/2022	11/17/2027	8,840,576	8,676,598	5,410,433	2.2
Masterwork Electronics, Inc.	(15)(17)(19)(22)	S+7.65%	11.96% PIK	11/17/2022	11/17/2027	521,739	521,739	319,304	0.1
						9,362,315	9,198,337	5,729,737	2.3
Entertainment
Chicken Soup For The Soul, LLC	(16)(19)(23)	S+8.60%	12.93%	10/29/2021	3/31/2024	6,380,856	6,380,856	1,681,994	0.7
Linden Research, Inc. (dba Linden Labs)	(10)(17)	S+7.26% Cash + 3.25% PIK	11.57% Cash + 3.25% PIK	12/31/2020	12/31/2025	4,702,225	4,630,079	4,702,225	2.0
NW Entertainment, LLC	(17)	S+7.76%	12.07%	11/4/2022	11/4/2027	6,235,769	6,135,904	6,175,905	2.6
						17,318,850	17,146,839	12,560,124	5.3
Healthcare Providers & Services
BB-HH Platform, Inc. (dba Preferred Care Home Health)	(10)(17)	S+7.00% Cash + 1.50% PIK	11.31% Cash + 1.50% PIK	5/16/2023	5/16/2028	6,791,230	6,694,095	6,791,230	2.8
IPA Intermediate Co., LLC (dba Integrated Pain Associates)	(17)	S+8.01%	12.32%	1/9/2023	1/9/2028	11,096,086	10,864,449	11,096,086	4.6
Klein Hersh, LLC	(10)(17)	S+7.76%	4.49% Cash	4/27/2022	4/27/2027	17,468,922	16,895,893	14,530,649	6.0
Nurses Staffing, LLC (dba Nurses 24/7)	(17)	S+7.00% Cash + 3.00% PIK	11.31% Cash + 3.00% PIK	5/26/2023	8/26/2028	5,787,937	5,684,377	5,665,232	2.4
						41,144,175	40,138,814	38,083,197	15.8
Hotels, Restaurants & Leisure
The Range NYC, LLC (dba Five Iron Golf)	(17)(18)	S+7.61%	11.92%	9/15/2022	9/15/2027	4,928,571	4,819,417	4,876,329	2.0
						4,928,571	4,819,417	4,876,329	2.0
Household Durables
SkyBell Technologies, Inc.	(19)(22)	0.00% Cash + 0.00% PIK	0.00% Cash + 0.00% PIK	12/13/2019	12/13/2024	4,597,307	4,534,757	3,057,209	1.3
						4,597,307	4,534,757	3,057,209	1.3
Household Products
CHG Parent Holding LLC (dba Coop Home Goods)	(10)(17)	S+8.26%	12.57%	6/18/2021	6/18/2026	4,373,103	4,339,971	4,373,103	1.8
						4,373,103	4,339,971	4,373,103	1.8
IT Services
CSI IT, LLC (dba Consulting Solutions)	(17)	S+10.76%	15.07%	1/29/2021	1/29/2026	12,558,929	12,433,640	12,558,929	5.2
						12,558,929	12,433,640	12,558,929	5.2
Machinery
Texas Contract Manufacturing Group, Inc.	(17)	S+12.11%	16.42%	4/27/2022	4/27/2027	4,605,541	4,547,261	3,968,595	1.6
						4,605,541	4,547,261	3,968,595	1.6
Media
PadSquad, LLC	(10)(17)	S+5.50%	9.81%	3/30/2022	3/30/2027	2,704,113	2,676,832	2,704,113	1.1
Trailer Park Group Holdings LLC	(10)(17)	S+6.76% + 1.50% PIK	11.07% Cash + 1.50% PIK	8/2/2021	8/2/2026	14,790,995	14,572,105	14,517,362	6.0
						17,495,108	17,248,937	17,221,475	7.1
Personal Products
Japonesque, LLC	(10)(17)	S+8.18%	12.49%	11/23/2021	11/23/2026	4,404,301	4,360,968	4,404,301	1.8
						4,404,301	4,360,968	4,404,301	1.8
Professional Services
Jefferson Consulting Group, LLC	(10)(17)	S+5.75%	10.06%	7/1/2024	7/1/2029	8,461,538	8,303,804	8,303,804	3.4
NSC Technologies, LLC	(10)(17)	S+8.26%	12.57%	4/26/2019	10/26/2026	4,148,472	4,121,315	4,117,773	1.7
PQT Ayaquhs, LLC (dba WWC Global)	(17)	S+7.26%	11.78%	8/1/2022	8/1/2027	7,409,274	7,311,194	7,483,367	3.1
Qualified Digital, LLC	(17)(18)	S+7.00%	11.31%	7/30/2024	7/30/2029	9,097,143	8,793,352	8,793,352	3.7
						29,116,427	28,529,665	28,698,296	11.9
Specialty Retail
Clearview Systems, LLC (dba Rip-It)	(10)(17)	S+10.65%	14.96% Cash + 6.50% PIK	10/11/2022	10/10/2027	6,703,118	6,609,366	6,703,118	2.8
						6,703,118	6,609,366	6,703,118	2.8
Trading Companies & Distributors
Ambient Enterprises Holdco LLC	(17)(18)	S+5.75%	10.07%	12/31/2024	6/30/2030	6,436,872	6,327,097	6,327,097	2.6
Ambient Enterprises Holdco LLC	(17)(18)	S+5.75%	10.07%	12/31/2024	6/30/2030	1,789,397	1,758,861	1,758,861	0.7
						8,226,269	8,085,958	8,085,958	3.3
Transportation Infrastructure
TCP Acquisition, LLC (dba HighStar Traffic)	(17)	S+7.50%	11.81%	7/26/2022	7/26/2027	10,339,453	10,193,719	10,339,453	4.3
						10,339,453	10,193,719	10,339,453	4.3
Total first lien senior secured term loan							$292,946,300	$280,575,134	116.4%

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

(11)
As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” and may have “Control” of this portfolio company as the Company and/or its affiliated funds collectively owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). The Company’s investment in affiliates for the year ended December 31, 2024 represented $50,680,798 of Fair Value and 21.0% of Net Assets of the Company. Transactions related to investments in “Controlled/Affiliate Investments” for the year ended December 31, 2024 were as follows:

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of December 31, 2025, and the reported revenue generated and expenses incurred during the reporting period. Actual results could differ from those estimates.

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

Revenue Recognition

The Company’s revenue recognition policies are as follows:

Interest income: Interest income is recorded on the accrual basis to the extent that the Company expects to collect such amounts. Interest income is accrued based upon the outstanding principal amount and contractual terms of debt investments. For the years ended December 31, 2025, 2024 and 2023, $34,168,128, $38,415,250 and $42,447,943, respectively, of interest income, excluding PIK interest income, has been accrued as shown on the Consolidated Statements of Operations. As of December 31, 2025 and December 31, 2024, $3,410,139 and $3,887,028 of interest income is receivable, respectively, as shown on the Consolidated Statements of Assets and Liabilities.

Payment In-Kind Income: The Company has certain investments in its portfolio that contain a PIK provision, which represents contractual interest or dividends that are added to the principal balance and recorded as income. For loans and debt securities with contractual PIK, the Company generally will not accrue PIK interest for accounting purposes if the portfolio company valuation indicates that such PIK interest is not collectible. To maintain its ability to take a dividend paid deduction, the Company may need to pay out PIK non-cash income amounts in the form of distributions, even though the Company has not yet collected the cash. For the years ended December 31, 2025, 2024 and 2023, $3,239,542, $4,538,785 and $3,189,791, respectively, of PIK income has been accrued as shown on the Consolidated Statements of Operations.

Non-accrual: Loans or preferred equity securities are placed on non-accrual status when interest, PIK interest or dividend payments become 90 days or more past due, or when there is reasonable doubt that principal, interest or dividends will be collected. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Any accrued interest receivable in previous years will be written off and corresponding interest income will be reversed, as applicable. Subsequent interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal, interest, PIK interest or dividends are paid, and, in management’s judgment are likely to remain current. Please refer to the Consolidated Schedule of Investments for non-accrual status of investments as of December 31, 2025 and December 31, 2024. As of December 31, 2025, six investments, 48forty Intermediate Holdings, Inc., Consolidated Machine & Tool Holdings, LLC, Delva Master Holdings, SkyBell Technologies, Inc., Masterworks Electronics, Inc., and Chicken Soup For The Soul, LLC are on non-accrual status. As of December 31, 2024, four investments, SkyBell Technologies, Inc., Consolidated Machine & Tool Holdings, LLC, Masterworks Electronics, Inc. and Chicken Soup For The Soul, LLC are on non-accrual status. For the year ended December 31, 2024, $870,542 of interest receivable was reversed as a result of Consolidated Machine & Tool Holdings, LLC, Masterwork Electronics, Inc, Skybell Technologies, Inc. and Chicken Soup For The Soul, LLC being on non-accrual status.

Dividend Income: Dividend income to be paid in-kind on equity securities is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income paid in cash is recorded on the date declared for portfolio companies. Each distribution received from limited liability company and limited partnership interests is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For the years ended December 31, 2025, 2024 and 2023, the Company did not receive any return of capital distributions from its equity investments. For the years ended December 31, 2025, 2024 and 2023 $974,596, $1,045,339 and $1,546,675, respectively, of dividend income has been accrued as shown on the Consolidated Statements of Operations. As of December 31, 2025, December 31, 2024 and December 31, 2023, all dividend income has been received.

Original Issue Discount: Discounts to par on portfolio securities are accreted into income over the tenor of the instrument. Any remaining discount is accreted into income upon prepayment or redemption of the instrument and the Company then amortizes such amounts using the effective interest method as interest income over the life of the investment. The unamortized discount as of December 31, 2025 and December 31, 2024, was $4,721,160 and $6,287,447, respectively. The amount of original issue discount amortized for the years ended December 31, 2025, 2024 and 2023 was $1,857,711, $1,015,506 and $1,382,244, respectively.

Amendment, waiver, Agency, draw and consent fees etc.: In connection with modifying credit agreements with portfolio companies to provide additional operating or borrowing flexibility, the Company may be entitled to amendment, waiver and consent fees to compensate for the potentially enhanced credit risk. Such fees will be recorded as income on the date earned and accrued to the extent the fee is to be compensated in the form of additional principal balance. During the years ended December 31, 2025, 2024 and 2023, $1,367,017, $188,222 and $177,942, respectively, of such fees were earned and included in other income in the Consolidated Statements of Operations.

Early repayment and termination fees: Upon the prepayment of a loan or debt security, any unamortized premium or discount or loan origination fees are recorded as interest income. To the extent the Company receives early repayment fees in connection with pre-maturity loan agreement termination, such income will be recorded on the date of prepayment. The Company and its Advisor generally do not structure transactions with a contractual exit fee to be collected upon loan repayment at maturity. For the years ended December 31, 2025, 2024 and 2023, $75,621, $134,332 and $0, respectively, of early repayment fees were earned and included in other income on the Consolidated Statements of Operations.

Gains and Losses: Investment transactions are recorded on a trade-date basis. Realized gains or losses on portfolio investments are calculated based upon the difference between the net proceeds from the disposition and the amortized cost basis of the investment, without regard to unrealized gains or losses previously recognized. Realized gains and losses are recorded within net realized gain (loss) on investments on the Consolidated Statements of Operations. Changes in the fair value of investments from the prior period, as approved by the Board based on fair value recommendations from the Advisor in accordance with the Advisor’s valuation policy, are included within net change in unrealized gain (loss) on investments on the Consolidated Statements of Operations. For the years ended December 31, 2025, 2024 and 2023, the Company had $2,845,684, $3,899,990 and $45,283, respectively, of net realized gain (loss) on investments as represented on the Consolidated Statements of Operations.

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

Earnings per Share

In accordance with the provisions of ASC Topic 260 – Earnings per Share, basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. The weighted average shares outstanding utilized in the calculation of earnings per share take into account share issues on the issuance date and the Company’s repurchases of its Common Stock on the repurchase date. See Note 9 for additional information on the Company’s share activity. For the years ended December 31, 2025, 2024 and 2023, there were no potentially dilutive common shares issued.

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

Cash Equivalents

Cash equivalents are highly liquid investments with a current maturity of three months or less at the date of acquisition, which may include temporary investments in U.S. Treasury Bills (of varying maturities) or money market funds. There were no cash equivalents outstanding on the Company’s Consolidated Statements of Assets and Liabilities as of December 31, 2025 and December 31, 2024.

Unamortized Deferred Financing Costs

Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. Deferred financing costs are capitalized as incurred and amortized on a straight-line basis to maturity of the Secured Credit Facility (as defined herein). For the years ended December 31, 2025, 2024 and 2023, the Company had $620,769, $593,706 and $627,611, respectively, of expensed financing costs included in interest and other financing fees on the Consolidated Statements of Operations. As of December 31, 2025 and December 31, 2024, the Company had $1,537,817 and $2,169,211, respectively, of unamortized deferred financing costs as shown in deferred financing cost on the Consolidated Statements of Assets and Liabilities.

Offering Costs

Offering costs are expensed as incurred. These expenses consist primarily of legal fees and other costs incurred with Company’s share offerings, the preparation of the Company’s registration statement, and registration fees. For the years ended December 31, 2025, 2024 and 2023, the Company incurred offering costs in the amount of $203,050, $200,000 and $209,416, respectively, as shown as a component of the general and administrative fees in the Consolidated Statements of Operations, of which $40,000 and $37,000 remained payable as of December 31, 2025 and December 31, 2024, respectively, and is included in other payables on the Consolidated Statements of Assets and Liabilities.

Custodian Fees

The Company has entered into a custody agreement with State Street Bank and Trust Company (the “Custodian”). For the years ended December 31, 2025, 2024 and 2023, the Company incurred expenses for services provided by the Custodian of $45,008, $32,997 and $30,000, respectively, which is included in professional fees on the Consolidated Statements of Operations. As of December 31, 2025 and December 31, 2024, $11,449 and $14,500, respectively, remained payable, which is included in professional fees payable on the Consolidated Statements of Assets and Liabilities.

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

To qualify as a RIC under Subchapter M of the Code, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its Stockholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses. In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending October 31 in that calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years and on which the Company paid no U.S. federal income tax. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. For the years ended December 31, 2025 and 2024, the Company recorded $79,746 and $ 37,907, respectively, of net expense on the Consolidated Statements of Operations for U.S. federal excise tax. For the year ended December 31, 2023, the Company did not record a net expense on the Consolidated Statements of Operations for U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current period. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. For the years ended December 31, 2025 and 2024, the Company recorded $4,034,663 and $6,094,196, respectively, of deferred tax liability for the unrealized appreciation of investments held in the Holding Company, as shown on the Consolidated Statements of Assets and Liabilities. The Company did not record any uncertain income tax positions for the year ended December 31, 2023 on the Consolidated Statements of Assets and Liabilities.

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

Note 3. Investments

The following tables show the composition of the Company’s investment portfolio, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	December 31, 2025
	Amortized Cost		Fair Value
First Lien Senior Secured Loan	$324,763,756	83.8%	$300,852,563	80.2%
Senior Unsecured Notes	5,728,949	1.5	3,763,831	1.0
Preferred Equity Securities	51,468,339	13.3	62,479,421	16.7
Warrants and Other Equity Securities	2,515,593	0.7	6,022,684	1.6
Fund Investments	2,529,567	0.7	1,925,246	0.5
Total	$387,006,204	100.0%	$375,043,745	100.0%

	December 31, 2024
	Amortized Cost		Fair Value
First Lien Senior Secured Loan	$316,588,427	83.7%	$304,120,042	80.5%
Second Lien Senior Secured Loan	6,148,061	1.6	6,034,048	1.6
Senior Secured Notes	341,103	0.1	341,103	0.1
Senior Unsecured Notes	5,460,171	1.4	3,427,073	0.9
Preferred Equity Securities	43,141,500	11.4	53,603,056	14.2
Warrants and Other Equity Securities	3,598,027	1.0	7,426,377	2.0
Fund Investments	2,898,305	0.8	2,688,619	0.7
Total	$378,175,594	100.0%	$377,640,318	100.0%

The following tables show the composition of the Company’s investment portfolio by geographic region, at amortized cost and fair value (with corresponding percentage of total portfolio investments). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business:

	December 31, 2025
	Amortized Cost		Fair Value
Southeast	$105,532,002	27.2%	$103,998,979	27.7%
Midwest	60,910,065	15.7	64,907,855	17.3
West	103,275,095	26.8	94,822,761	25.3
Northeast	58,378,552	15.1	50,530,770	13.5
East	31,403,307	8.1	29,612,464	7.9
Southwest	7,836,636	2.0	6,830,412	1.8
South	19,670,547	5.1	24,340,504	6.5
Total	$387,006,204	100.0%	$375,043,745	100.0%

	December 31, 2024
	Amortized Cost		Fair Value
Southeast	$117,080,225	30.9%	$117,034,924	31.1%
West	82,054,389	21.7	79,102,675	20.9
Southwest	24,839,939	6.6	26,915,726	7.1
Northeast	46,304,903	12.2	40,825,353	10.8
Midwest	51,256,396	13.6	55,040,086	14.6
South	21,269,446	5.6	25,378,672	6.7
East	35,370,296	9.4	33,342,882	8.8
Total	$378,175,594	100.0%	$377,640,318	100.0%

The following tables show the composition of the Company’s investment portfolio by industry, at amortized cost and fair value (with corresponding percentage of total portfolio investments):
	December 31, 2025
	Amortized Cost		Fair Value
Aerospace & Defense	$9,326,539	2.3%	$8,756,759	2.4%
Building Products	2,056,099	0.5	2,056,098	0.6
Chemicals	19,494,186	5.0	19,898,602	5.4
Commercial Services & Supplies	13,882,178	3.6	14,183,797	3.8
Construction & Engineering	56,399,317	14.6	66,511,406	17.7
Consumer Finance	3,695,851	1.0	3,763,831	1.0
Distributors	14,822,272	3.8	7,300,311	1.9
Diversified Financials	2,529,567	0.7	1,925,246	0.5
Diversified Telecommunication Services	23,230,783	6.0	21,129,751	5.6
Electrical Equipment	11,193,385	2.9	877,249	0.2
Entertainment	33,166,183	8.6	31,388,774	8.4
Food Products	9,636,856	2.5	11,852,852	3.2
Healthcare Providers & Services	40,622,092	10.5	39,110,377	10.4
Hotels, Restaurants & Leisure	8,134,000	2.1	8,266,981	2.2
Household Durables	4,534,395	1.2	3,867,034	1.0
Household Products	13,061,081	3.4	13,833,981	3.7
Leisure Products	5,670,240	1.5	3,407,718	0.9
Machinery	4,382,109	1.1	3,645,509	1.0
Media	19,945,133	5.2	21,105,771	5.6
Personal Products	4,497,209	1.2	4,532,223	1.2
Professional Services	50,577,849	13.1	55,315,203	14.7
Software	997,283	0.3	640,379	0.2
Specialty Retail	6,993,393	1.8	7,052,922	1.9
Trading Companies & Distributors	18,154,523	4.7	14,804,024	3.9
Transportation Infrastructure	10,003,681	2.6	9,816,947	2.6
Total	$387,006,204	100.0%	$375,043,745	100.0%

	December 31, 2024
	Amortized Cost		Fair Value
Aerospace & Defense	$8,918,780	2.4%	$8,103,579	2.1%
Chemicals	14,623,342	3.9	14,812,499	3.9
Commercial Services & Supplies	4,118,722	1.1	3,908,639	1.0
Construction & Engineering	75,685,424	19.9	83,705,436	22.3
Consumer Finance	3,427,073	0.9	3,427,073	0.9
Distributors	14,323,723	3.8	13,163,459	3.5
Diversified Financials	2,898,305	0.8	2,688,619	0.7
Diversified Telecommunication Services	22,915,391	6.1	23,137,607	6.1
Electrical Equipment	11,231,435	3.0	5,729,737	1.5
Entertainment	18,324,745	4.8	14,317,635	3.8
Food Products	9,662,293	2.6	11,608,503	3.1
Healthcare Providers & Services	43,990,733	11.6	41,162,604	10.9
Hotels, Restaurants & Leisure	4,891,016	1.3	4,910,952	1.3
Household Durables	4,534,757	1.2	3,057,209	0.8
Household Products	4,875,685	1.3	4,990,960	1.3
IT Services	12,433,640	3.3	12,558,929	3.3
Leisure Products	5,449,787	1.4	3,230,877	0.9
Machinery	4,547,261	1.2	4,217,950	1.1
Media	22,096,440	5.8	26,926,042	7.1
Personal Products	4,360,968	1.2	4,404,301	1.2
Professional Services	51,365,785	13.5	58,307,390	15.4
Software	997,284	0.3	965,151	0.3
Specialty Retail	6,609,366	1.7	6,703,118	1.8
Trading Companies & Distributors	15,699,920	4.2	11,262,596	3.0
Transportation Infrastructure	10,193,719	2.7	10,339,453	2.7
Total	$378,175,594	100.0%	$377,640,318	100.0%

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

The consolidated financial statements include portfolio investments at fair value of $375,043,745 and $377,640,318 as of December 31, 2025 and December 31, 2024, respectively.

The Company valued its investments in underlying funds based on its proportionate interest in net asset value (“NAV”) of the underlying funds. For the purpose of classifying the investments in underlying funds within the fair value hierarchy, the Company makes use of the practical expedient under ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or its Equivalent). As of December 31, 2025 and December 31, 2024, the Company’s investments in underlying funds amounted to $1,925,246 and $2,688,619, respectively.

U.S. GAAP requires that the Company disclose the Company’s pro-rata portion of individual securities, if available, that are reported to the Company by the underlying portfolio funds that exceed 5% of the Company’s capital balance.

The following tables present fair value measurements of investments, by major class according to the fair value hierarchy.

	Fair Value Measurements
December 31, 2025	Level 1	Level 2	Level 3	Total
First Lien Senior Secured Loan	$-	$-	$300,852,563	$300,852,563
Senior Unsecured Notes	-	-	3,763,831	3,763,831
Preferred Equity Securities	-	-	62,479,421	62,479,421
Warrants and Other Equity Securities	-	-	6,022,684	6,022,684
Total	$-	$-	$373,118,499	$373,118,499

	Fair Value Measurements
December 31, 2024	Level 1	Level 2	Level 3	Total
First Lien Senior Secured Loan	$-	$-	$304,120,042	$304,120,042
Senior Secured Notes	-	-	341,103	341,103
Second Lien Senior Secured Loan	-	-	6,034,048	6,034,048
Senior Unsecured Notes	-	-	3,427,073	3,427,073
Preferred Equity Securities	-	-	53,603,056	53,603,056
Warrants and Other Equity Securities	-	-	7,426,377	7,426,377
Total	$-	$-	$374,951,699	$374,951,699

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

The following table provides a reconciliation of the beginning and ending balances for investments at fair value that use Level 3 inputs for the year ended December 31, 2025:

	Investments
	First Lien Senior Secured Loan	Second Lien Senior Secured Loan	Senior Secured Notes	Senior Unsecured Notes	Preferred Equity Securities	Warrants and Other Equity Securities	Fund Investments	Total Investments
Balance as of December 31, 2024	$304,120,042	$6,034,048	$341,103	$3,427,073	$53,603,056	$7,426,377	$2,688,619	$377,640,318
Net realized gain/loss on investments	-	-	-	-	1,863,881	2,488,217	-	4,352,098
Net change in unrealized gain (loss) on investments	(11,442,809)	114,013	-	67,980	549,527	(321,257)	(394,635)	(11,427,181)
Purchases of investments and other adjustments to cost (1)	78,110,127	1,388,643	88,677	268,778	1,623,105	-	-	81,479,330
Proceeds from sales of investments	-	-	-	-	(4,333,421)	(3,428,168)	-	(7,761,589)
Proceeds from principal repayments (2)	(68,758,118)	(101,070)	-	-	-	-	(368,738)	(69,227,926)
Lien status change (3)	6,371,567	(7,435,634)	(429,780)	-	1,493,847	-	-	-
Transfer/Restructuring of Investments	(7,548,246)	-	-	-	7,679,426	(142,485)	-	(11,305)
Balance as of December 31, 2025	$300,852,563	$-	$-	$3,763,831	$62,479,421	$6,022,684	$1,925,246	$375,043,745

(1)	Includes purchases of new investments, premium and discount accretion and amortization and PIK interest.
(2)	Includes paydowns receivable included in the Consolidated Statements of Assets and Liabilities.
(3)	Lien conversions are fair valued at beginning of period or at time of restructure.

The following table provides a reconciliation of the beginning and ending balances for investments at fair value that use Level 3 inputs for the year ended December 31, 2024:

	Investments
	First Lien Senior Secured Loan	Second Lien Senior Secured Loan	Senior Secured Notes	Senior Unsecured Notes	Preferred Equity Securities	Warrants and Other Equity Securities	Fund Investments	Total Investments
Balance as of December 31, 2023	$319,229,009	$6,059,372	$-	$1,384,446	$41,804,395	$5,706,423	$2,809,327	$376,992,972
Net realized gain (loss) on investments	-	-	-	-	3,244,977	655,013	-	3,899,990
Net change in unrealized gain (loss) on investments	594,794	131,864	-	(1,384,446)	341,713	989,683	(120,708)	552,900
Purchases of investments and other adjustments to cost (1)	51,996,143	52,643	341,103	8,874	4,232,554	-	-	56,631,317
Proceeds from sales of investments	(116,674)	-	-	-	(4,523,942)	(655,013)	-	(5,295,629)
Proceeds from principal repayments (2)	(54,914,362)	(209,831)	-	-	(17,039)	-	-	(55,141,232)
Lien status change (3)	(12,668,868)	-	-	3,418,199	8,520,398	730,271	-	-
Balance as of December 31, 2024	$304,120,042	$6,034,048	$341,103	$3,427,073	$53,603,056	$7,426,377	$2,688,619	$377,640,318

(1)	Includes purchases of new investments, premium and discount accretion and amortization and PIK interest.
(2)	Includes paydowns receivable included in the Consolidated Statements of Assets and Liabilities.
(3)	Lien conversions are fair valued at beginning of period or at time of restructure.

The net change in unrealized gain (loss) on investments included on the Consolidated Statements of Operations for the years ended December 31, 2025 and December 31, 2024, attributable to Level 3 investments still held as of December 31, 2025 and December 31, 2024 was $(5,351,877) and $2,402,661, respectively.

Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period which the reclassifications occur. There were no transfers among Levels 1, 2 and 3 for the years ended December 31, 2025 and December 31, 2024.

Purchases (including accretion, amortization, PIK interest) for the year ended December 31, 2025 amounted to $81,479,330 of fair value. Purchases (including accretion, amortization, PIK interest) for the year ended December 31, 2024 amounted to $56,631,317 of fair value.

For the year ended December 31, 2025, the Company invested (net of original issue discount) $14,368,059 in two new portfolio companies and $62,054,915 in twenty-one existing portfolio companies as reflected in the Consolidated Schedule of Investments. For the year ended December 31, 2024, the Company invested (net of original issue discount) $41,468,116 in four new portfolio companies and $7,250,270 in six existing portfolio companies as reflected in the Consolidated Schedule of Investments.

During the year ended December 31, 2025, Consolidated Machine & Tool Holdings, LLC underwent a restructuring that resulted in the formation of Delva Master Holdings, now an affiliated entity of the Company. The restructuring comprised of a majority conversion into debt and equity securities.

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

The table below summarizes the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy as of December 31, 2025.

						Range
	Fair Value	Valuation Technique	Unobservable Input	Weighted Average Mean		Minimum		Maximum
Assets:
First Lien Senior Secured Loans	$278,977,857	Discounted Cash Flow	Discount Rate	13.7%		5.9%		23.9%
First Lien Senior Secured Loans	23,143,096	Guideline Public Company Method	Revenue Multiple	0.5	x	0.2	x	0.9	x
		Guideline Public Company Method	EBITDA Multiple	11.0	x	10.5	x	11.5	x
First Lien Senior Secured Loans	2,267,252	Transaction Price	N/A	N/A		N/A		N/A
Senior Unsecured Notes	228,189	Discounted Cash Flow	Discount Rate	13.3%		12.1%		14.6%
Preferred Equity Securities	23,887,117	Discounted Cash Flow	Discount Rate	22.8%		13.0%		31.5%
Preferred Equity Securities	28,548,928	Guideline Public Company Method	Revenue Multiple	1.4	x	0.5	x	4.5	x
		Guideline Public Company Method	EBITDA Multiple	8.9	x	4.8	x	25.1	x
Preferred Equity Securities	9,828,998	Guideline Merged & Acquired Company Method	Revenue Multiple	1.7	x	0.5	x	2.5	x
		Guideline Merged & Acquired Company Method	EBITDA Multiple	9.9	x	7.5	x	14.4	x
Preferred Equity Securities	214,378	Transaction Price	N/A	N/A		N/A		N/A
Warrants and Other Equity Securities	203,603	Discounted Cash Flow	Discount Rate	24.0%		15.5%		31.5%
Warrants and Other Equity Securities	5,819,080	Guideline Public Company Method	Revenue Multiple	1.0	x	0.2	x	2.5	x
		Guideline Public Company Method	EBITDA Multiple	9.3	x	4.8	x	13.5	x
Total Level 3 Assets	$373,118,499

The table below summarizes the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy as of December 31, 2024.

						Range
	Fair Value	Valuation Technique	Unobservable Input	Weighted Average Mean		Minimum		Maximum
Assets:
First Lien Senior Secured Loan	$265,968,375	Discounted Cash Flow	Discount Rate	15.1%		7.7%		27.5%
First Lien Senior Secured Loan	14,268,323	Guideline Public Company Method	Revenue Multiple	0.91	x	0.65	x	1.17	x
			EBITDA Multiple	8.74	x	0.53	x	11.24	x
First Lien Senior Secured Loan	23,883,344	Transaction Price	N/A	N/A		N/A		N/A
Second Lien Senior Secured Loan	6,034,048	Discounted Cash Flow	Discount Rate	16.7%		15.4%		18.0%
Senior Secured Note	341,103	Transaction Price	N/A	N/A		N/A		N/A
Senior Unsecured Note	3,427,073	Discounted Cash Flow	Discount Rate	13.8%		12.5%		15.0%
Preferred Equity Securities	16,391,316	Discounted Cash Flow	Discount Rate	23.9%		15.0%		44.5%
Preferred Equity Securities	26,931,469	Guideline Public Company Method	Revenue Multiple	1.42	x	0.40	x	4.60	x
			EBITDA Multiple	10.12	x	6.25	x	16.00	x
			Gross Profit Multiple	2.76	x	2.38	x	3.14	x
Preferred Equity Securities	8,741,809	Guideline Merged & Acquired Company Method	Revenue Multiple	1.69	x	0.50	x	2.50	x
			EBITDA Multiple	9.46	x	7.50	x	12.50	x
Preferred Equity Securities	1,538,462	Transaction Price	N/A	N/A		N/A		N/A
Warrants and Other Equity Securities	214,733	Discounted Cash Flow	Discount Rate	22.9%		20.0%		32.5%
Warrants and Other Equity Securities	7,211,644	Guideline Public Company Method	Revenue Multiple	1.05	x	0.65	x	3.01	x
Total Level 3 Assets	$374,951,699

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

An affiliated company is a company in which the Company has an ownership interest of 5% or more of its voting securities. A controlled affiliate company is a company in which the Company and its affiliated funds have an ownership interest of more than 25% of its voting securities. Please see the Company’s Consolidated Schedule of Investments for the type of investment, principal amount, interest rate including the spread, and the maturity date for investments in affiliated companies. For the years ended December 31, 2025 and December 31, 2024, Star Mountain Fund Management, LLC’s managed funds had an ownership interest of 25% or more or the Company had an ownership of 5% or more in five and five companies’ voting securities, respectively.

Transactions related to the Company’s investments with affiliated and controlled affiliates for the years ended December 31, 2025 and December 31, 2024, were as follows:

The year ended December 31, 2025	Equity Ownership Held by the Company	Equity Ownership Held by Star Mountain Affiliate Funds
Issuer:
Arrow Home Health LLC	2.6%	72.2%
Caregility Corporation	7.9%	37.4%
Delva Master Holdings	2.7%	74.5%
Lasalle Staffing, LLC	5.8%	21.9%
Microf, LLC	0.0%	77.3%
MPUSA, LLC (dba Mission)	4.3%	34.4%
Uncle John’s Pride, LLC	5.6%	18.8%
USBid Inc.	13.5%	57.7%
Watt Acquisition, LLC	30.2%	89.6%

The year ended December 31, 2024	Equity Ownership Held by the Company	Equity Ownership Held by Star Mountain Affiliate Funds
Issuer:
Arrow Home Health LLC	2.5%	72.2%
Caregility Corporation	7.9%	37.4%
Lasalle Staffing, LLC	5.8%	21.9%
Microf, LLC	0.0%	83.7%
MPUSA, LLC (dba Mission)	4.3%	34.4%
Uncle John’s Pride, LLC	5.6%	18.8%
USBid Inc.	13.5%	57.7%
Watt Acquisition, LLC	5.6%	17.4%
Note 6. Transactions with Related Parties

Star Mountain Lower Middle-Market (Offshore) Ltd. (the “Feeder Fund”) was formed as a Cayman Islands exempted company and commenced operations on August 17, 2021. The Feeder Fund has been formed to invest all or substantially all of its investable assets in the common stock of the Company. As of December 31, 2025 and December 31, 2024, the Feeder Fund had $46,888,800 and $46,488,800 in capital committed to the Company, respectively, and an ownership percentage in the Company of 16.08% and 17.02%, respectively. As of December 31, 2025 and December 31, 2024, the Feeder Fund had no contributions payable to the Company, respectively.

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

Management fees for the years ended December 31, 2025, 2024 and 2023 were $4,707,419, $4,464,449 and $5,183,339, respectively. For the years ended December 31, 2025, 2024 and 2023, Star Mountain Fund Management, LLC elected to voluntarily waive $0, $0 and $633,649, respectively, of such management fees. The management fees waived are not recoupable by Star Mountain Fund Management, LLC. There is no guarantee that Star Mountain Fund Management, LLC will waive management fees in the future, and Star Mountain Fund Management, LLC may discontinue or modify any such waivers in the future at its discretion. As of December 31, 2025 and December 31, 2024, $1,184,837 and $1,157,509 of management fees remained payable, respectively.

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

The second part of the incentive fee is a capital gains incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date). Under the Investment Advisory Agreement, the Capital Gains Incentive Fee was reduced from 20.0% to 17.5% of cumulative realized capital gains as of the end of the fiscal year.

In determining the capital gains incentive fee payable to the Advisor, the Company calculates the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since the Company’s inception, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in the Company’s portfolio. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the amortized cost of such investment. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the amortized cost of such investment since the Company’s inception. Aggregate unrealized capital depreciation equals the sum of the difference, if negative, between the valuation of each investment as of the applicable calculation date and the amortized cost of such investment. At the end of the applicable year, the amount of capital gains that will serve as the basis for the calculation of the capital gains incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less aggregate unrealized capital depreciation, with respect to the Company’s portfolio of investments. If this number is positive at the end of such year, then the capital gains incentive fee for such year equals 17.5% (reduced from 20.0%) of such amount, less the aggregate amount of any capital gains incentive fees paid in respect of the Company’s portfolio in all prior years.

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

Income incentive fees for the years ended December 31, 2025, 2024 and 2023 were $3,410,081, $4,097,254 and $4,996,040, respectively. For the years ended December 31, 2025, 2024 and 2023 no capital gains incentive fees were accrued. For the years ended December 31, 2025, 2024 and 2023, Star Mountain Fund Management, LLC elected to voluntarily waive $0, $1,283,530 and $1,034,565 of such incentive fees, respectively. The incentive fees waived are not recoupable by Star Mountain Fund Management, LLC and there is no guarantee that Star Mountain Fund Management, LLC will waive incentive fees in the future, and Star Mountain Fund Management, LLC may discontinue or modify any such waivers in the future at its discretion. As of December 31, 2025 and December 31, 2024, $6,223,804 and $2,813,724 of such incentive fees remained payable, respectively.

Administration Fees

The Company has entered into the Administration Agreement with the Administrator, under which the Company reimburses the Administrator for its allocable portion of overhead and other expenses, including the costs of furnishing the Company with office facilities and equipment and providing clerical, bookkeeping, record-keeping and other administrative services at such facilities, and the Company’s allocable portion of the cost of the chief financial officer and chief compliance officer and their respective staffs. To the extent that the Administrator outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis, without incremental profit, to the Administrator. For the years ended December 31, 2025, 2024 and 2023 the Company incurred reimbursement expenses of $624,205, $243,547 and $237,082, respectively, included under General and Administrative fees on the Consolidated Statements of Operations. As of December 31, 2025 and December 31, 2024, $146,408 and $77,275 of reimbursement expense was payable as shown in the Consolidated Statements of Assets and Liabilities as reimbursement expense payable, respectively.

The Administrator has entered into a sub-administration agreement with SS&C Technologies, Inc. (the “Sub-Administrator”), under which the Sub-Administrator provides various accounting and administrative services to the Company. Administrative services may include maintenance of the Company’s books and records, processing of investor transactions, and calculation of the NAV. For the years ended December 31, 2025, 2024 and 2023, the Company incurred expenses for services provided by the Sub-Administrator of $996,208, $743,140 and $636,927, respectively, which is included in professional fees on the Consolidated Statements of Operations. As of December 31, 2025 and December 31, 2024, there were no amounts payable for expenses incurred for services provided by the Sub-Administrator.

Directors’ Fees

The Company incurs certain fees and expenses paid to the Company’s independent directors (including expenses and costs related to meetings of the independent directors); for the years ended December 31, 2025, 2024 and 2023 directors’ expenses are $140,000, $143,750 and $91,250, respectively, as shown on the Consolidated Statements of Operations. As of December 31, 2025 and December 31, 2024, $35,000 and $35,000 of directors’ expenses remained payable, respectively, which is included in professional fees payable as shown on the Consolidated Statements of Assets and Liabilities.

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

As of December 31, 2025 and December 31, 2024, the Secured Credit Facility commitment amounts were as follows:

Secured Credit Facility Lender	As of December 31, 2025 Commitment	As of December 31,2024 Commitment
Webster Bank	$67,500,000	$67,500,000
Dime Community Bank	25,000,000	25,000,000
First Foundation Bank	20,000,000	20,000,000
Mitsubishi HC Capital America, Inc.	20,000,000	20,000,000
Woodforest National Bank	20,000,000	20,000,000
Peapack-Gladstone Bank	17,000,000	17,000,000
Hanmi Bank	15,500,000	15,500,000
Apple Bank	15,000,000	15,000,000
Total Commitment	$200,000,000	$200,000,000

Borrowings can be increased to a maximum of $350 million in accordance with the Secured Credit Facility accordion feature terms and conditions and are limited by various advance rates and concentration limits.

As of December 31, 2025 and December 31, 2024, the total fair value of the borrowings outstanding under the Secured Credit Facility was $122,300,000 and $122,500,000, respectively. The fair value of the borrowings outstanding under the Secured Credit Facility and the Revolving Credit Line are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.

Inclusive of syndication, agency, and administrative fees paid to Webster, the total annualized cost of capital is estimated to be 6.9%. The Company will also pay a non-utilization fee on the average daily unused amount of the aggregate commitments until the commitment termination date (as defined in the Loan Agreement). As of December 31, 2025 and December 31, 2024, the total commitments under the Secured Credit Facility were $200 million. Proceeds from borrowings under the Secured Credit Facility may be used to finance certain investments, fulfill payment obligations under the Secured Credit Facility, make distributions/payments permitted by the Loan Agreement. All amounts outstanding under the Secured Credit Facility must be repaid by June 30, 2028. The Company’s obligations to the lenders under the Secured Credit Facility are secured by a first priority security interest in substantially all of the Company’s assets, subject to certain exclusions.

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

The components of the Company’s interest expense and other debt financing expenses, average outstanding balances and average stated interest rates (i.e. the rate in effect plus spread) were as follows:

	For the year ended
	December 31, 2025	December 31, 2024	December 31, 2023
Interest expense - Secured Credit Facility	$7,983,145	$11,099,472	$12,108,069
Interest expense - Revolving Credit Facility	-	-	38,624
Unused commitment fees	429,556	322,139	278,783
Amortization of deferred financing costs	620,769	593,706	627,611
Utilization fees	(959,718)	729,919	1,141,897
Total interest and other debt financing expenses	$8,073,752	$12,745,236	$14,194,984
Average debt outstanding	$115,265,616	$136,628,415	$154,152,055
Average stated interest rate	6.93%	8.10%	7.88%

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

The following temporary differences were reclassified for tax purposes for the years ended December 31, 2025, 2024 and 2023:

	For the year ended
	December 31, 2025	December 31, 2024	December 31, 2023
Increase (decrease) in capital in excess of par value	$3,844,330	$2,281,202	$-
Increase (decrease) in accumulated undistributed (overdistributed) earnings	(3,844,330)	(2,281,202)	-

Taxable income generally differs from net increase (decrease) in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses and generally excludes unrealized gain (loss) on investments as investment gains and losses are not included in taxable income until they are realized. The temporary and permanent differences in the recognition of income and expenses for the years ended December 31, 2025, December 31, 2024 and December 31, 2023 are primarily due to organizational cost amortization.

Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. Under the Regulated Investment Company Modernization Act of 2010, capital losses incurred after September 30, 2011 are not subject to expiration and retain their character as either short-term or long-term capital losses. As of December 31, 2025 and December 31, 2024, the Company had no short-term capital loss carryforwards. As of December 31, 2025 and December 31, 2024, the Company had no long-term capital loss carryforwards.

The following table reconciles the components of accumulated undistributed (overdistributed) earnings:

	For the year ended
	December 31, 2025	December 31, 2024	December 31, 2023
Net accumulated change in unrealized (gain) loss	$(15,777,316)	$(3,436,628)	$(1,559,013)
Undistributed ordinary income	656,675	2,059,588	701,484
Net accumulated capital gain/ (loss)	-	1,309,553	-
Other cumulative effect of timing differences	(4,223,036)	(206,545)	(224,715)
Total accumulated undistributed (overdistributed) earnings	$(19,343,677)	$(274,032)	$(1,082,244)

For income tax purposes, distributions paid to stockholders are reported as ordinary income, return of capital, redemption, long term capital gains or a combination thereof.
The following table provides the tax character of distributions declared for the years ended December 31, 2025, 2024 and 2023:

	For the year ended
	December 31, 2025	December 31, 2024	December 31, 2023
Ordinary income	$22,467,977	$20,652,462	$22,097,019
Long-term capital gains	812,178	671,887	3,773
Total	$23,280,155	$21,324,349	$22,100,792

As of December 31, 2025, the estimated cost basis of investment for U.S. federal income tax purposes was $390,821,061 resulting in estimated net unrealized loss of $15,777,316 comprised of estimated gross unrealized gains of $24,160,846 and gross unrealized losses of $39,938,162. As of December 31, 2024, the cost basis of investment for U.S. federal income tax purposes was $381,076,946, resulting in net unrealized loss of $3,436,628, comprised of gross unrealized gains of $22,403,590 and gross unrealized losses of $25,840,218. As of December 31, 2023, the cost basis of investment for U.S. federal income tax purposes was $378,551,985, resulting in net unrealized gain of $1,559,013, comprised of gross unrealized gains of $20,541,825, and gross unrealized losses of $22,100,838.

The Company recognized the following excise taxes related to the Company’s status as a RIC:

	For the year ended
	December 31, 2025	December 31, 2024	December 31, 2023
Excise tax expense	$79,746	$37,907	$-
Total	$79,746	$37,907	$-

As of December 31, 2025 and December 31, 2024, $79,746 and $37,907 of excise taxes remained payable respectively.

The Company recognized the following benefits (provisions) for taxes on unrealized appreciation and depreciation on investments:

	For the year ended
	December 31, 2025	December 31, 2024	December 31, 2023
Benefit (provision) for taxes on change in unrealized appreciation (depreciation) on investments	$2,059,533	$(6,094,196)	$-
Total	$2,059,533	$(6,094,196)	$-

As of December 31, 2025 and December 31, 2024, $4,034,663 and $6,094,196 was included in deferred tax liabilities on the Consolidated Statements of Assets and Liabilities primarily relating to deferred taxes on unrealized gains on investments held in the Company’s subsidiary and other temporary book to tax differences of the subsidiary.

The Company recognized the following income tax expense related to taxes on capital gains from the Holding Company

As of December 31, 2025
Income tax expense	$761,000
Total	$761,000

As of December 31, 2025 $0 of income taxes remained payable.

Note 9. Stock Issuances

As of December 31, 2025 and December 31, 2024, the total number of shares of all classes of capital stock that the Company has the authority to issue was 200,000,000 shares of Common Stock, par value $0.001 per share.

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

For the year ended December 31, 2025, the Company entered into subscription agreements (collectively, the “Subscription Agreements”) with new investors, providing for the private placement of common shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase common shares up to the amount of their respective capital commitments on an as-needed basis with a minimum of 8 business days’ prior notice. As of December 31, 2025 and December 31, 2024, the Company had received capital commitments totaling $292,885,780 and $273,072,762, respectively.

As of December 31, 2025, net contributions of $285,464,558 had been made by Stockholders and $7,421,222 remained available to be drawn by the Company. As of December 31, 2024, net contributions of $266,475,040 had been made by Stockholders and $6,597,722 remained available to be drawn by the Company.

The following tables summarize the issuance of shares for the years ended December 31, 2025, 2024 and 2023:

Date	Price per share	Shares Issued	Proceeds
For the year ended December 31, 2025
April 21, 2025	$24.52	357,811	$8,773,518
June 13, 2025	24.13	89,598	2,162,000
September 26, 2025	23.91	153,074	3,660,000
December 19, 2025	23.72	204,258	4,845,000
		804,741	$19,440,518

Date	Price per share	Shares Issued	Proceeds
Stock issued in connection with dividend reinvestment plan
January 31, 2025	$24.47	109,175	$2,671,518
May 20, 2025	24.55	113,516	2,786,818
August 19, 2025	24.44	110,384	2,697,778
November 19, 2025	24.29	112,130	2,724,069
		445,205	$10,880,183
Total		1,249,946	$30,320,701

Date	Price per share	Shares Issued	Proceeds
For the year ended December 31, 2024
April 8, 2024	$24.96	250,250	$6,246,250
June 11, 2024	24.79	562,949	13,955,500
September 17, 2024	23.83	717,571	17,099,715
December 19, 2024	24.37	1,027,031	25,028,750
		2,557,801	$62,330,215

Date	Price per share	Shares Issued	Proceeds
Stock issued in connection with dividend reinvestment plan
January 31, 2024	$24.98	120,133	$3,000,821
May 16, 2024	24.95	113,756	2,838,215
August 19, 2024	23.96	103,753	2,527,833
November 19, 2024	24.43	90,839	2,178,007
		428,481	$10,544,876
Total		2,986,282	$72,875,091

Date	Price per share	Shares Issued	Proceeds
For the year ended December 31, 2023
March 21, 2023	$25.31	803,600	$20,339,128
May 15, 2023	25.30	343,695	8,695,500
August 28, 2023	25.49	179,590	4,577,750
December 8, 2023	25.41	198,169	5,035,468
		1,525,054	$38,647,846

Date	Price per share	Shares Issued	Proceeds
Stock issued in connection with dividend reinvestment plan
January 26, 2023	$25.34	86,086	$2,181,430
May 5, 2023	25.38	98,060	2,488,754
July 31, 2023	25.56	100,593	2,571,168
November 10, 2023	25.55	114,935	2,936,599
		399,674	$10,177,951
Total		1,924,728	$48,825,797

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

The following tables summarize the repurchase of shares for the years ended December 31, 2025, 2024 and 2023.

Date	Purchase Price*	Shares Repurchased	Amounts
Stock repurchased in connection with tender offer
March 31, 2025	$24.55	256,233.52	$6,290,542
June 30, 2025	24.44	242,756.06	5,932,958
September 30, 2025	24.29	250,938.16	6,095,288
December 31, 2025**	23.45	251,759.98	5,903,771
Total		1,001,687.72	$24,222,559

*As of December 31, 2025, stock repurchased in connection with tender offers was completed at a price of $23.45. At the time, an estimated NAV was used due to the requirement to make payment within 60 days. Following the completion of the audit the NAV as of December 31, 2025, was updated to $23.48.

**As of December 31, 2025, stock repurchased in connection with tender offers remained payable as shown in redemptions payable on the Consolidated Statements of Assets and Liabilities.

Date	Purchase Price*	Shares Repurchased	Amounts
Stock repurchased in connection with tender offer
March 29, 2024	$25.10	192,187.05	$4,823,944
June 28, 2024	24.38	190,664.58	4,648,553
September 30, 2024	24.27	209,505.99	5,084,710
December 31, 2024**	25.08	224,106.25	5,637,891
Total		816,463.87	$20,195,098

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

Date	Purchase Price*	Shares Repurchased	Amounts
Stock repurchased in connection with tender offer
December 31, 2022*	$25.21	108,930.54	$2,746,138
March 31, 2023	25.80	164,813.65	4,252,192
June 30, 2023	26.06	180,212.21	4,696,330
September 30, 2023	26.01	186,750.79	4,857,388
December 31, 2023**	24.78	189,088.61	4,700,694
Total		829,795.80	$21,252,742

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

The Company’s distributions are recorded on the record date. For the year ended December 31, 2025, distributions declared to Stockholders totaled $23,280,155 of which $9,271,392 was paid as a cash distribution and $8,208,665 was paid in the form of 445,205 shares of the Company’s common stock issued to existing Stockholders. Subsequent to December 31, 2025, distributions of $3,029,328 will be paid out in cash and $2,770,770 will be paid in the form of the Company’s common stock issued to existing Stockholders. Distribution payments have been made in accordance with Stockholders DRP payment election as disclosed in Note 2.

The following table summarizes the settlement of distributions declared and recorded during the year ended December 31, 2025, and the subsequent payment and issuance of those distributions for the year ended December 31, 2025:

Date Declared	Record Date	Payment/Issuance Date	Amount Per Share	Amount Paid in Cash	Amount Settled via Newly Issued Shares	Total
For the year ended December 31, 2025
April 1, 2025	April 23, 2025	May 20, 2025	$0.57	$2,951,972	$2,786,818	$5,738,790
July 1, 2025	July 7, 2025	August 19, 2025	0.59	3,218,985	2,697,778	5,916,763
October 1, 2025	October 10, 2025	November 19, 2025	0.58	3,100,435	2,724,069	5,824,504
December 30, 2025	December 31, 2025	January 30, 2026	0.56	3,029,328	2,770,770	5,800,098
Total			$2.30	$12,300,720	$10,979,436	$23,280,155

As of December 31, 2025, $5,800,098 of distributions declared and recorded remained payable as shown in distributions payable on the Consolidated Statements of Assets and Liabilities. As of December 31, 2025, $10,880,183 of distributions as shown in stock issued in connection with dividend reinvestment program on the Statements of Changes in Net Assets includes the effect of distributions payable as of December 31, 2024.

The following table summarizes the settlement of distributions declared and recorded and the subsequent payment and issuance of those distributions for the year ended December 31, 2024:

Date Declared	Record Date	Payment/Issuance Date	Amount Per Share	Amount Paid in Cash	Amount Settled via Newly Issued Shares	Total
For the year ended December 31, 2024
April 3, 2024	April 3, 2024	May 16, 2024	$0.75	$3,061,044	$2,838,215	$5,899,259
July 11, 2024	July 11, 2024	August 19, 2024	0.63	2,733,750	2,527,833	5,261,583
October 4, 2024	October 4, 2024	November 19, 2024	0.54	2,592,284	2,178,007	4,770,291
December 31, 2024	December 31, 2024	January 30, 2025	0.54	2,651,213	2,671,518	5,322,731
Total			$2.46	$11,038,291	$10,215,573	$21,253,864

The following table summarizes the settlement of distributions declared and recorded and the subsequent payment and issuance of those distributions for the year ended December 31, 2023:

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

Note 11. Commitments, Contingencies, and Risks

Commitments: As of December 31, 2025 and December 31, 2024, the Company had $5,692,616 and $20,353,563, respectively, in outstanding commitments to direct investments. As of December 31, 2025 and December 31, 2024 the Company had $1,101,695 and $1,101,695, respectively, in outstanding commitments to fund investments.

December 31, 2025	Outstanding Commitments
Direct Investments
Ambient Enterprises Holdco LLC	$1,922,310
IPA Intermediate Co., LLC	212,766
MechanAir, LLC	3,557,540
Total Direct Investments	$5,692,616

Fund Investments
Madryn Select Opportunities, LP	$1,101,695
Total Fund Investments	$1,101,695

Total	$6,794,311

December 31, 2024	Outstanding Commitments
Direct Investments
Ambient Enterprises Holdco LLC	$1,773,731
Kelso Industries	5,000,000
Qualified Digital, LLC	6,857,143
The Range NYC, LLC (dba Five Iron Golf)	6,722,689
Total Direct Investments	$20,353,563

Fund Investments
Madryn Select Opportunities, LP	$1,101,695
Total Fund Investments	$1,101,695

Total	$21,455,258

Management believes that the Company’s available cash balance and the balance available to be drawn from the Secured Credit Facility provide sufficient funds to cover its unfunded commitments as of December 31, 2025 and December 31, 2024.

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

Note 12. Financial Highlights

The following is a schedule of financial highlights for the years ended December 31, 2025, 2024, 2023, 2022 and the period from May 14, 2021 to December 31, 2021:

	For the year ended
	December 31, 2025	December 31, 2024	December 31, 2023	December 31, 2022	For the period May 14, 2021* to December 31, 2021
Per share data:
Net asset value at beginning of period	$24.43	$24.78	$25.21	$25.26	$25.00
Net investment income (loss) (1)	1.92	2.42	3.02	2.47	0.80
Net realized and unrealized gain (loss), net of taxes (1)	(0.57)	(0.19)	(0.46)	(0.18)	0.12
Net increase (decrease) in net assets resulting from operations (1)	1.35	2.23	2.56	2.29	0.92
Stockholder distributions (2)	(2.30)	(2.46)	(1.87)	(1.20)	(0.36)
Dividend reinvestment plan distributions (2)	(1.08)	(1.58)	(1.08)	(0.99)	(0.41)
Other (3)	1.08	1.46	(0.04)	(0.15)	0.11
Net asset value at end of period	$23.48	$24.43	$24.78	$25.21	$25.26
Net assets at end of period	$237,231,019	$240,830,105	190,460,589	166,216,773	70,162,127
Shares outstanding at end of period	10,105,559	9,857,301	7,687,482	6,592,546	2,777,449
Total return (4)	5.40%	9.89%	9.64%	5.91%	4.13%
Ratio/Supplemental data:
Ratio of expenses to average net assets before incentive fees and waivers(5)	6.89%	9.91%	11.80%	10.53%	5.92%
Ratio of expenses to average net assets after incentive fees and before waivers(5)	8.27%	11.86%	14.49%	12.30%	6.28%
Ratio of expenses to average net assets after incentive fees and waivers (5)	8.27%	11.25%	13.59%	10.08%	6.28%
Ratio of net investment income (loss) to average net assets before incentive fees and waivers(5)	9.24%	11.14%	13.77%	9.23%	5.41%
Ratio of net investment income (loss) to average net assets after incentive fees and before waivers(5)	7.85%	9.19%	11.07%	7.47%	5.05%
Ratio of net investment income (loss) to average net assets after incentive fees and waivers(5)	7.85%	9.80%	11.97%	9.68%	5.05%
Portfolio turnover (6)	20.69%	14.48%	5.19%	5.17%	4.22%

(1)	The per share data was derived by using the weighted average shares outstanding during the period presented.
(2)
Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent the Company’s taxable earnings fall below the total amount of the Company’s distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the Company’s stockholders. The tax character of distributions was $22,467,977 and $812,178 of ordinary income and long term capital gain, respectively, for the year ended December 31, 2025.

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

13. Subsequent Events

The Company has evaluated subsequent events through March 31, 2026, the date on which the consolidated financial statements were issued.

On February 25, 2026, the Company’s Board held a meeting in which the Board, including a majority of the Independent Directors, approved certain matters related to the Company’s ability to issue and sell Class D shares, Class S shares, Class I shares and Class SP shares pursuant to the Multi-Class Order. The different share classes have varying fee structures, including differences in distribution and servicing fees, as well as sales loads.

Effective March 31, 2026, the Company entered into a distribution and servicing plan in compliance with Rule 12b-1 under the 1940 Act, a multiple class plan in compliance with Rule 18f-3 under the 1940 Act and an expense waiver agreement between the Company and the Advisor, whereby the Advisor agreed to reimburse a portion of Class SP’s expenses (excluding management fees, acquired fund fees and expenses, taxes and custody fees) equal to 0.25% of Class SP’s average quarterly net assets, on an annualized basis (the “Expense Waiver Agreement”). The Advisor may not recoup expenses reimbursed pursuant to the Expense Waiver Agreement for Class SP’s other expenses.

On January 2, 2026, the Company entered into a Note Purchase Agreement governing the issuance of $25,000,000 in aggregate principal amount of Floating Rate Senior Unsecured Notes due January 15, 2029, with a floating interest rate per annum equal to the SOFR (which is based on the TSFR3M Index Screen Rate and more fully defined in the Note Purchase Agreement) plus 3.75% to a qualified institutional investor in a private placement.

On December 23, 2025, the Company issued a capital call of $1,155,000 which was due to the Company on January 6, 2026.
Pursuant to a capital drawdown notice to its investors, Star Mountain Lower Middle-Market Capital Corp. (the “Company”) issued and sold 49,191 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), on March 26, 2026, for an aggregate offering price of $1,155,000.

On December 31, 2025 the Company declared a dividend of $0.56 per share to Stockholders of record as of December 31, 2025, which was paid in the form of cash and shares on January 30, 2026.  On January 30, 2026 the Company paid a total distribution of $5,800,098, of which $3,029,328 was paid in cash and $2,770,770 in the form of shares.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2026	Star Mountain Lower Middle-Market Capital Corp.

	By:	/s/	Brett A. Hickey
	Name:		Brett A. Hickey
	Title:		Chief Executive Officer and President

Date: March 31, 2026	By:	/s/	Christopher J. Gimbert
	Name:		Christopher J. Gimbert
	Title:		Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the following capacities on March 31, 2026.

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