Form 10-Q
period 2026-03-31
Star Mountain Lower Middle-Market Capital Corp
filed 2026-05-15
CIK 1786835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 814-01399

Star Mountain Lower Middle-Market Capital Corp.
(Exact Name of Registrant as Specified in its Charter)
Delaware	86-3924884
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

140 E. 45th Street, New York, NY	10017
(Address of Principal Executive Office)	(Zip Code)

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

The number of shares of registrant’s common stock (“Common Stock”), $0.001 par value per share, outstanding as of May 15, 2026, was 10,016,984, 0, 0 and 0 of Class I, Class S, Class D and Class SP common shares, respectively.

Part I. Financial Information
Item 1.	Financial Statements.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Consolidated Statements of Assets and Liabilities

	March 31, 2026 (unaudited)	December 31, 2025
ASSETS
Non-controlled/non-affiliate investments at fair value (amortized cost of $329,423,643 and $324,546,406 as of March 31, 2026 and December 31, 2025, respectively)	$324,809,261	$312,185,808
Controlled/affiliate investments at fair value (amortized cost of $56,220,287 and $62,459,798 as of March 31, 2026 and December 31, 2025, respectively)	57,200,352	62,857,937
Cash	6,226,940	5,470,978
Interest receivable	3,746,723	3,410,139
Deferred financing cost Credit facility	1,384,303	1,537,817
Paydown receivable	663,772	392,623
Deferred financing cost Unsecured Note	443,565	-
Receivable for investments sold	254,563	367,810
Other receivable	57,498	57,498
Prepaid expenses	36,974	42,423
Dividend receivable	-	62,136
Due from feeder fund	-	765
Total assets	394,823,951	386,385,934

LIABILITIES

Credit facility payable	108,400,000	122,300,000
Unsecured Note payable	25,000,000	-
Incentive fees payable (Note 6)	6,391,604	6,223,804
Redemptions payable	5,906,689	5,903,771
Distributions payable	5,648,531	5,800,098
Deferred tax liabilities	4,488,042	4,034,663
Credit facility interest payable	1,722,113	1,869,030
Management fees payable (Note 6)	1,180,133	1,184,837
Professional fees payable	872,072	659,177
Unsecured Note interest payable	457,347	-
Subscriptions received in advance	312,500	467,500
Legal fees payable	293,931	33,735
Reimbursement expense payable	199,222	146,408
Taxes payable	126,272	64,147
Other payables	42,723	73,008
Trade payable	-	394,737
Total liabilities	161,041,179	149,154,915

Commitments and contingencies (Note 11)

Net assets	$233,782,772	$237,231,019

NET ASSETS
Common shares, $0.001 par value (200,000,000 shares authorized, 10,016,984 and 10,105,559 shares issued and outstanding as of March 31, 2026 and December 31, 2025 respectively)	$10,017	$10,106
Additional paid-in capital	254,540,826	256,564,590
Accumulated undistributed (overdistributed) earnings	(20,768,071)	(19,343,677)
Total net assets	$233,782,772	$237,231,019

Net asset value per share	$23.34	$23.48

See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Consolidated Statements of Operations
 (Unaudited)

	For the three months ended March 31, 2026
	2026	2025
Non-controlled/non-affiliate investment income:
Interest income	$7,750,256	$8,034,188
PIK interest income	359,635	839,888
Other income	164,457	178,187
Dividend income	148,972	221,307
Controlled/affiliate investment income:
Interest income	417,821	862,309
PIK interest income	313,446	211,436
Other income	30,856	-
Total investment income:	9,185,443	10,347,315

Operating expenses:
Interest and other financing fees	2,360,399	2,541,777
Management fees (Note 6)	1,185,892	1,187,647
Professional fees	479,125	598,046
Legal expenses	436,142	86,060
General and administrative fees	307,476	260,380
Incentive fees (Note 6)	167,800	866,402
Director expenses	35,000	35,000
Total expenses	4,971,834	5,575,312
Net investment income before taxes	4,213,609	4,772,003
Income tax expense	62,125	557,415
Net Investment Income	4,151,484	4,214,588
Net gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliate investments	(7,802,110)	1,863,881
Net realized gain (loss) on investments	(7,802,110)	1,863,881

Net change in unrealized gain (loss):
Non-controlled/non-affiliate investments	7,746,216	(5,276,512)
Controlled/affiliate investments	581,926	395,927
Net change in unrealized gain (loss) on investments	8,328,142	(4,880,585)

Net gain (loss)	526,032	(3,016,704)

Benefit (provision) for taxes on unrealized appreciation (depreciation) on investments	(453,379)	(50,148)

Net increase (decrease) in net assets resulting from operations	$4,224,137	$1,147,736

Per common share data:
Net investment income per share - basic and diluted	$0.41	$0.42
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.41	$0.12
Weighted average shares outstanding - basic and diluted	10,184,178	9,927,237

See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Consolidated Statements of Changes in Net Assets
(Unaudited)

	Common Stock			Accumulated undistributed
For the three months ended March, 2025	Number of shares	Par value of shares	Additional paid- in capital	(overdistributed) earnings	Total net assets
Balance, December 31, 2024	9,857,301	$9,858	$246,622,366	$(5,802,119)	$240,830,105
Net investment income	-	-	-	4,214,588	4,214,588
Net realized gain (loss)	-	-	-	1,863,881	1,863,881
Net change in unrealized gain (loss) on investments	-	-	-	(4,880,585)	(4,880,585)
Benefit (provision) for taxes on unrealized appreciation (depreciation) on investments	-	-	-	(50,148)	(50,148)
Purchases of shares in repurchase offer	(256,233)	(256)	(6,290,286)	-	(6,290,542)
Stock issued in connection with dividend reinvestment plan	109,175	109	2,671,409	-	2,671,518
Balance, March 31, 2025	9,710,243	$9,711	$243,003,489	$(4,654,383)	$238,358,817

For the three months ended March, 2026
Balance, December 31, 2025	10,105,559	$10,106	$256,564,590	$(19,343,677)	$237,231,019
Net investment income	-	-	-	4,151,484	4,151,484
Net realized gain (loss)	-	-	-	(7,802,110)	(7,802,110)
Net change in unrealized gain (loss) on investments	-	-	-	8,328,142	8,328,142
Benefit (provision) for taxes on unrealized appreciation (depreciation) on investments	-	-	-	(453,379)	(453,379)
Issuance of common shares	49,191	49	1,154,951	-	1,155,000
Purchase of shares in repurchase offer	(253,072)	(253)	(5,906,436)	-	(5,906,689)
Distributions declared to stockholders	-	-	-	(5,648,531)	(5,648,531)
Stock issued in connection with dividend reinvestment plan	115,306	115	2,727,721	-	2,727,836
Balance, March 31, 2026	10,016,984	$10,017	$254,540,826	$(20,768,071)	$233,782,772

See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Consolidated Statements of Cash Flows
(Unaudited)

	For the three months ended March 31, 2026
	2026	2025
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$4,224,137	$1,147,736
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments	7,802,110	(1,863,881)
Net change in unrealized (gain) loss on investments	(8,328,142)	4,880,585
Net accretion of discounts and amortization of premiums	(536,637)	(775,181)
Purchases of investments	(14,917,386)	(18,522,548)
Proceeds from sales of investments	80,898	26,948
Proceeds from principal payments	9,335,221	15,157,155
Amortization of deferred financing costs	180,939	137,400
Payment-in-kind interest income	(673,081)	(1,051,324)
Changes in operating assets and liabilities:
Interest receivable	(336,584)	(765,692)
Receivable for investments sold	113,247	-
Prepaid expenses	5,449	4,744
Dividend receivable	62,136	-
Due from feeder fund	765	-
Trade payable	(394,737)	-
Taxes payable	62,125	-
Management fees payable (Note 6)	(4,704)	187,647
Incentive fees payable (Note 6)	167,800	866,402
Credit facility interest payable	(146,917)	1,786
Unsecured Note interest payable	457,347	-
Professional fees payable	212,895	(105,547)
Deferred tax liabilities	453,379	50,148
Other payables	(30,285)	721,147
Legal fees payable	260,196	37,014
Reimbursement expense payable	52,814	100,054
Due to feeder fund	-	22,720
Net cash provided by (used in) operating activities	(1,897,015)	257,313

Cash flows from financing activities:
Proceeds from issuance of common shares, including subscriptions received in advance	1,000,000	8,765,989
Payments in repurchase of shares	(5,903,771)	(5,637,890)
Proceeds from credit facility	33,100,000	19,300,000
Repayments of credit facility	(47,000,000)	(19,500,000)
Proceeds from unsecured note	25,000,000	-
Distributions paid	(3,072,262)	(2,651,253)
Deferred financing and debt issuance costs paid	(470,990)	15,625
Net cash provided by (used in) financing activities	2,652,977	292,471
Net increase (decrease) in Cash	755,962	549,784
Cash, beginning of period	5,470,978	4,028,665
Cash, end of period	$6,226,940	$4,578,449

Supplemental disclosures of cash flow information:
Non cash operating activities:
Interest received in kind	$673,081	$1,051,324
Supplemental and non cash financing activities:
Shares issued from dividend reinvestment plan (see Note 10)	$2,727,836	$2,671,518
Supplemental Information:
Cash paid for interest	$1,752,921	$2,138,727

See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Consolidated Schedule of Investments – (continued)
March 31, 2026
 (Unaudited)

Portfolio Company (1)(2)(3)(4)(5)(6)	Footnotes	Spread Above Index (7)	Interest Rate	Acquisition Date	Maturity	Principal, Shares, Units		Amortized Cost (8)	Fair Value (9)	% of Net Assets
Investments
Non-controlled/non-affiliate investments
First lien senior secured term loan
Aerospace & Defense
Consolidated Machine & Tool Holdings, LLC	(18)(21)(22)	S+13.01% PIK	16.69% PIK	1/15/2020	1/15/2025		467,915	585,091	-	0.0%
Consolidated Machine & Tool Holdings, LLC	(18)(21)(22)	S+14.01% PIK	17.69% PIK	11/22/2023	1/15/2025		30,319	62,094	-	0.0
Consolidated Machine & Tool Holdings, LLC	(18)(21)(22)	-	20.00% PIK	11/22/2023	1/15/2025		38,003	25,452	-	0.0
Consolidated Machine & Tool Holdings, LLC	(13)(18)	-	11.00% PIK	5/22/2024	6/30/2026		54,317	68,504	-	0.0
							590,554	741,141	-	0.0
Building Products
Built by Grid, LLC	(10)(16)	S+7.18%	10.86%	12/5/2025	12/5/2030		1,883,561	1,843,525	1,885,633	0.8%
							1,883,561	1,843,525	1,885,633	0.8
Chemicals
Douglas Products and Packaging Company, LLC	(10)(15)	S+7.65%	11.31%	9/20/2023	9/20/2028		14,625,000	14,344,438	14,625,000	6.3
Douglas Products and Packaging Company, LLC	(10)(15)	S+8.04%	11.70%	8/28/2025	9/20/2028		5,223,031	5,122,851	5,223,031	2.2
							19,848,031	19,467,289	19,848,031	8.5
Commercial Services & Supplies
Swyft AcquireCo LLC (dba Swyft Filings)	(10)(15)	S+2.75%	6.43%	12/20/2021	12/20/2027		283,951	283,610	283,951	0.1
Swyft AcquireCo LLC (dba Swyft Filings)	(10)(15)	S+7.63%	11.33%	12/20/2021	12/20/2027		3,682,383	3,660,499	3,623,833	1.6
Versar Inc.	(10)(16)	S+9.58%	13.07%	8/4/2023	8/4/2028		10,000,000	9,777,923	10,000,000	4.3
							13,966,334	13,722,032	13,907,784	6.0
Construction & Engineering
Fremont-Wright, LLC	(15)	S+9.10%	12.76%	12/2/2020	6/30/2026		4,042,177	4,042,177	4,042,177	1.7
Kassel Mechanical, LLC	(15)	S + 7.84% Cash + 0.16% PIK	11.50% Cash + 0.16% PIK	3/17/2025	9/17/2029		22,467,255	22,166,092	22,467,255	9.6
Kelso Industries	(16)	S+5.75%	9.43%	12/31/2024	12/30/2029		12,578,373	12,453,491	12,424,916	5.3
MechanAir, LLC	(16)	S+6.00%	9.70%	12/18/2025	12/18/2031		652,987	652,987	652,987	0.3
MechanAir, LLC	(16)(25)	S+6.00%	9.70%	12/18/2025	12/18/2031		5,775,000	5,732,847	5,665,853	2.4
Vertical Mechanical Group, LLC	(10)(16)	S+8.73%	12.41%	5/12/2023	5/12/2028		12,037,143	11,890,184	12,041,958	5.2
The Stonewall Group LLC	(10)(16)	S + 9.69% Cash	13.35%	1/16/2026	11/18/2029		2,005,946	1,986,942	1,986,942	0.8
							59,558,881	58,924,720	59,282,088	25.3
Distributors
48forty Intermediate Holdings, Inc.	(16)	S+5.00%	8.68%	1/14/2026	1/15/2031		1,215,409	1,215,409	1,215,409	0.5
48forty Intermediate Holdings, Inc.	(16)	S+5.25%	8.93%	1/14/2026	1/15/2031		1,620,545	1,620,545	1,620,545	0.7
							2,835,954	2,835,954	2,835,954	1.2
Diversified Telecommunication Services
Gridsource Incorporated, LLC	(16)	S+7.00%	10.68%	12/16/2022	3/30/2029		14,000,704	13,852,183	13,177,462	5.6
							14,000,704	13,852,183	13,177,462	5.6
Electrical Equipment
Masterwork Electronics, Inc.	(15)(18)	S+7.65%	11.33%	11/17/2022	11/17/2027		8,840,576	8,647,919	-	0.0
Masterwork Electronics, Inc.	(15)(17)(18)	S+7.65%	11.33%	11/17/2022	11/17/2027		521,739	521,739	-	0.0
							9,362,315	9,169,658	-	0.0
Entertainment
Chicken Soup For The Soul, LLC	(16)(18)(22)	S+8.60%	12.26%	10/29/2021	3/31/2024		6,380,856	6,380,856	3,476,929	1.5
Chicken Soup For The Soul, LLC	(18)	-	19.00% PIK	8/7/2025	8/7/2026		1,107,790	1,107,790	1,107,790	0.5
Linden Research, Inc. (dba Linden Labs)	(10)(16)	S + 7.26% Cash	10.94%	12/31/2020	9/30/2028		17,954,471	17,825,358	17,954,471	7.7
NW Entertainment, LLC	(16)	S + 8.51% Cash + 1.50% PIK	12.19% Cash + 1.50% PIK	11/4/2022	11/4/2027		6,154,567	6,097,075	5,984,701	2.6
							31,597,684	31,411,079	28,523,891	12.3
Healthcare Providers & Services
BB-HH Platform, Inc. (dba Preferred Care Home Health)	(10)(16)	S + 7.00% Cash + 1.50% PIK	10.68% Cash + 1.50% PIK	5/16/2023	5/16/2028		8,189,878	8,098,823	8,189,878	3.5
IPA Intermediate Co., LLC (dba Integrated Pain Associates)	(16)	S+7.75%	11.43%	1/9/2023	1/9/2028		12,234,778	12,095,587	12,234,778	5.2
IPA Intermediate Co., LLC (dba Integrated Pain Associates)	(16)	S+7.75%	11.43%	12/18/2025	1/9/2028		425,532	425,532	425,532	0.2
Klein Hersh, LLC	(10)(16)	S+0.63%	3.92%	4/27/2022	4/27/2028		17,269,167	16,805,140	14,889,476	6.4
							38,119,355	37,425,082	35,739,664	15.3
Hotels, Restaurants & Leisure
The Range NYC, LLC (dba Five Iron Golf)	(16)	S+7.61%	11.29%	9/15/2022	9/15/2027		3,319,328	3,319,328	3,347,210	1.4
The Range NYC, LLC (dba Five Iron Golf)	(16)	S+7.61%	11.29%	9/15/2022	9/15/2027		4,771,008	4,712,278	4,812,993	2.1
							8,090,336	8,031,606	8,160,203	3.5
Household Durables
SkyBell Technologies, Inc.	(18)(21)(22)	S + 13.26% PIK	16.94% PIK	12/13/2019	12/13/2024		4,828,409	4,534,395	3,867,034	1.7
							4,828,409	4,534,395	3,867,034	1.7
Household Products
CHG Parent Holding LLC (dba Coop Home Goods)	(10)(16)	S+7.66%	11.34%	6/18/2021	6/27/2026		12,683,981	12,610,577	12,683,981	5.4
							12,683,981	12,610,577	12,683,981	5.4
Machinery
Texas Contract Manufacturing Group, Inc.	(16)(18)	S + 5.11% Cash + 4.00% PIK	8.79% Cash + 4.00% PIK	4/27/2022	4/27/2027		4,427,923	4,382,029	2,942,355	1.3
							4,427,923	4,382,029	2,942,355	1.3
Media
PadSquad, LLC	(10)(16)	S+7.36%	11.04%	3/30/2022	3/30/2027		2,620,175	2,601,585	2,597,903	1.1
Trailer Park Group Holdings LLC	(10)(16)	S+ 7.26% Cash	10.94%	8/2/2021	8/2/2026		14,022,619	13,980,921	12,973,727	5.5
							16,642,794	16,582,506	15,571,630	6.6
Personal Products
Japonesque, LLC	(10)(16)	S + 5.57% Cash + 3.87% PIK	9.25% Cash + 3.87% PIK	11/23/2021	6/30/2027		4,323,566	4,293,971	4,304,975	1.8
Japonesque, LLC		-	18.00% PIK	8/5/2025	6/30/2027		231,148	226,525	217,440	0.1
							4,554,714	4,520,496	4,522,415	1.9
Professional Services
CorTech, LLC	(16)	S + 7.60% Cash + 2.00% PIK	11.28% Cash + 2.00% PIK	6/3/2025	6/30/2026		7,531,870	7,503,182	7,531,870	3.2
Jefferson Consulting Group, LLC	(10)(16)	S + 9.42% Cash + 4.25% PIK	13.10% Cash + 4.25% PIK	7/1/2024	7/1/2029		8,859,513	8,742,679	7,935,466	3.4
PQT Ayaquhs, LLC (dba WWC Global)	(16)	S+7.38%	11.06%	8/1/2022	8/1/2029		3,437,642	3,414,275	3,437,642	1.5
Qualified Digital, LLC	(16)	S+7.00%	10.68%	7/30/2024	7/30/2029		11,956,071	11,795,473	12,073,241	5.2
Qualified Digital, LLC	(16)	S+7.00%	10.68%	7/30/2024	7/30/2029		2,441,786	2,344,500	2,450,304	1.0
							34,226,882	33,800,109	33,428,523	14.3
Specialty Retail						`
Clearview Systems, LLC (dba Rip-it)	(10)(16)	S + 7.65% Cash + 3.00% PIK	11.33% Cash + 3.00% PIK	10/11/2022	10/11/2027		7,035,076	6,987,462	7,035,076	3.0
							7,035,076	6,987,462	7,035,076	3.0
Trading Companies & Distributors
Ambient Enterprises Holdco LLC	(16)	S+5.25%	8.93%	12/31/2024	6/30/2030		1,253,385	1,253,385	1,253,385	0.5
Ambient Enterprises Holdco LLC	(16)	S+5.25%	8.93%	10/31/2025	6/30/2030		417,155	406,724	412,362	0.2
Ambient Enterprises Holdco LLC	(16)	S+5.25%	8.93%	12/31/2024	6/30/2030		6,356,411	6,279,824	6,356,411	2.7
Ambient Enterprises Holdco LLC	(16)	S+5.25%	8.93%	12/31/2024	6/30/2030		1,766,775	1,744,812	1,766,775	0.8
Ambient Enterprises Holdco LLC	(16)	S+5.25%	8.93%	7/3/2025	6/30/2030		513,265	502,354	513,265	0.2
Ambient Enterprises Holdco LLC	(16)	S+5.25%	8.93%	7/3/2025	6/30/2030		620,601	620,601	620,601	0.3

							10,927,592	10,807,700	10,922,799	4.7
Transportation Infrastructure
TCP Acquisition, LLC (dba HighStar Traffic)	(16)	S + 7.50% Cash + 2.00% PIK	11.18% Cash + 2.00% PIK	7/26/2022	7/26/2027		9,873,750	9,803,746	9,356,365	4.0
							9,873,750	9,803,746	9,356,365	4.0
Total first lien senior secured term loan								$301,453,289	$283,690,888	121.4%

See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Consolidated Schedule of Investments – (continued)
March 31, 2026
 (Unaudited)

Portfolio Company (1)(2)(3)(4)(5)(6)	Footnotes	Spread Above Index (7)	Interest Rate	Acquisition Date	Maturity	Principal,Shares, Units	Amortized Cost (8)	Fair Value (9)	% of Net Assets
Senior unsecured notes	(23)
Electrical Equipment
HH Masterwork Intermediate, Inc.	(18)(21)	-	17.00% PIK	11/17/2022	5/17/2028	2,155,820	$2,033,098	$-	0.0%
						2,155,820	2,033,098	-	0.0
Total senior unsecured notes							2,033,098	-	0.0

Preferred equity securities	(12)(23)
Building Products
Built by Grid, LLC	(20)(24)	-	-	12/5/2025	-	214,378	214,378	241,246	0.1
						214,378	214,378	241,246	0.1
Commercial Services and Supplies
Swyft Filings Holdings, LLC	(13)(19)(20)(24)	-	8.00% PIK	12/20/2021	-	192,444	183,612	155,703	0.1
						192,444	183,612	155,703	0.1
Construction & Engineering
MechanAir Holdings, LLC	(13)(20)(24)	-	13.50% PIK	9/2/2021	-	1,704	1,703,499	3,251,630	1.4
MechanAir Holdings, LLC	(13)(20)(24)	-	-	9/17/2025	-	65	61,608	726,935	0.3
Vertical Mechanical Group Holdings, LLC	(20)(24)	-	8.00% PIK	5/12/2023	-	185,714	1,857,143	6,551,429	2.8
						187,483	3,622,250	10,529,994	4.5
Distributors							-
48forty Intermediate Holdings, Inc. (Alpine Acquisition Corp)	(24)	-	-	1/14/2026	-	810	4,177,998	4,178,000	1.8
						810	4,177,998	4,178,000	1.8
Diversified Telecommunication Services
Gridsource Holdings, LLC	(20)(24)	-	8.00% PIK	3/9/2023	-	3,959,977	799,597	267,023	0.1
						3,959,977	799,597	267,023	0.1
Entertainment
NW Entertainment, LLC	(20)(24)	-	10.00% PIK	11/4/2022	-	1,183	1,134,428	1,468,650	0.6
NW Entertainment, LLC	(20)(24)	-	12.00% PIK	2/27/2025	-	826	531,143	964,947	0.4
						2,009	1,665,571	2,433,597	1.0
Healthcare Providers & Services
IPA Investors, LP (dba Integrated Pain Associates)	(20)(24)	-	8.00% PIK	1/9/2023	-	2,749	2,573,151	2,947,050	1.3
						2,749	2,573,151	2,947,050	1.3
Media
PadSquad Holdings, LLC	(13)(20)(24)	-	6.00% Cash + 6.00% PIK	3/30/2022	-	720,767	1,964,204	3,218,031	1.4
Trailer Park Group Holdings, LLC Class A-1 Units	(13)(20)(24)	-	15.00% PIK	12/19/2023	-	40,888	73,599	74,745	0.0
Trailer Park Group Holdings LLC - Class A Units	(13)(20)(24)	-	8.00% PIK	8/2/2021	-	371,822	404,702	8,366	0.0
Trailer Park Group Holdings LLC	(13)(20)(24)	-	15.00% PIK	-	-	37,594	-	75,127	0.0
						1,171,071	2,442,505	3,376,269	1.4
Professional Services
Hometown Holdings JV, LLC (dba BWG Strategy)	(13)(20)(24)	-	8.00% Preferred Return	12/24/2020	-	666,667	659,761	614,167	0.3
JCFV Holdings, LLC	(20)(24)	-	8.00% PIK	7/1/2024	-	415,916	1,538,462	780,769	0.3
PQT Ayaquhs, LLC (dba WWC Global)	(13)(20)(24)	-	10.50% PIK	8/1/2022	-	5,774	1,064,516	4,519,355	1.9
SPC QD SM, LP	(20)(24)	-	-	7/30/2024	-	42	2,207,572	2,655,714	1.1
						1,088,399	5,470,311	8,570,005	3.6
Software
PureCars Technologies, LLC	(13)(20)(24)	-	8.00% PIK	4/17/2019	-	592	267,013	270,957	0.1
						592	267,013	270,957	0.1
Total preferred equity securities							21,416,386	32,969,844	14.0

Warrants and other equity securities	(12)(23)
Construction & Engineering
Fremont-Wright, LLC	(24)	-	-	12/2/2020	-	2	-	1,507,286	0.6
						2	-	1,507,286	0.6
Distributors
48forty Intermediate Holdings, Inc.	(19)(24)	-	-	10/11/2022	-	1,994	-	-	0.0
						1,994	-	-	0.0
Electrical Equipment
HH Masterwork Intermediate, Inc.	(18)(24)	-	-	11/17/2022	-	190,019	-	-	0.0
						190,019	-	-	0.0
Entertainment
LRI Holdco, LLC (dba Linden Labs)	(20)(24)	-	-	12/31/2020	-	1	-	139,058	0.1
LRI Holdco, LLC (dba Linden Labs)	(24)	-	-	12/31/2020	-	1	43,478	185,489	0.1
						2	43,478	324,547	0.2
Healthcare Providers & Services
Klein Hersh, LLC		-	-	4/27/2022	-	1,003	-	-	0.0
Nurses 24/7 Holdings, LLC	(20)(24)	-	-	5/26/2023	-	182	419,877	-	0.0
						1,185	419,877	-	0.0
Hotels, Restaurants & Leisure
The Range NYC, LLC (dba Five Iron Golf)	(24)	-	-	9/15/2022	-	40,593	71,599	242,023	0.1
						40,593	71,599	242,023	0.1
Household Durables
SkyBell Technologies, Inc.	(18)(24)	-	-	12/13/2019	-	1,917,813	-	-	0.0
						1,917,813	-	-	0.0
Household Products
CHG Parent Holding LLC (dba Coop Home Goods)	(20)(24)	-	-	6/18/2021	-	535,714	535,714	1,401,339	0.6
						535,714	535,714	1,401,339	0.6
Machinery
Texas Contract Manufacturing Group, Inc.	(24)	-	-	4/27/2022	-	1,602	-	-	0.0
						1,602	-	-	0.0
Media
Channel Factory Holdings, LLC	(13)(20)(24)	-	-	3/31/2025	-	819,478	-	1,476,092	0.6
						819,478	-	1,476,092	0.6
Professional Services
CorTech, LLC	(24)	-	-	6/30/2025	-	1	-	81,853	0.0
NSC Holdings, LLC	(20)(24)	-	-	4/26/2019	-	111	271,262	713,240	0.3
PQT Ayaquhs, LLC (dba WWC Global)	(24)	-	-	8/1/2022	-	645	-	330,645	0.1
						757	271,262	1,125,738	0.4
Software
Proactive Dealer Holdings Parent, LLC	(20)(24)	-	10.00% PIK	6/10/2024	-	445	730,271	146,258	0.1
						445	730,271	146,258	0.1
Total warrants and other equity securities							2,072,201	6,223,283	2.6

Fund investments
Diversified Financials
Madryn Select Opportunities, LP	(17)(24)	-	-	1/4/2022	-	-	2,448,669	1,925,246	0.8
						-	2,448,669	1,925,246	0.8
Total fund investments							2,448,669	1,925,246	0.8
Total non-controlled/non-affiliate investments							$329,423,643	$324,809,261	138.8%
See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Consolidated Schedule of Investments
March 31, 2026

Portfolio Company (1)(2)(3)(4)(5)(6)	Footnotes	Spread Above Index (7)	Interest Rate	Acquisition Date	Maturity	Principal, Shares, Units	Amortized Cost (8)	Fair Value (9)	% of Net Assets
Controlled/affiliate investments
First lien senior secured term loan
Aerospace & Defense
Delva Master Holdings	(11)(15)(18)	S+10.26%	13.92%	8/13/2025	9/1/2030	1,651,442	$901,698	$1,523,125	0.7%
						1,651,442	901,698	1,523,125	0.7
Construction & Engineering
Watt Acquisition, LLC	(10)(11)(16)	S + 8.77% Cash + 5.38% PIK	12.55% Cash + 5.38% PIK	4/15/2022	4/15/2027	1,647,028	1,638,964	1,647,028	0.7
Watt Acquisition, LLC	(10)(11)(16)	S + 8.00% Cash	11.68%	2/5/2026	2/4/2027	530,899	530,899	522,033	0.2
						2,177,927	2,169,863	2,169,061	0.9
Diversified Telecommunication Services
Caregility Corporation	(11)(16)	S + 3.33% Cash + 5.93% PIK	7.01% Cash + 5.93% PIK	12/29/2021	10/31/2026	2,648,118	2,553,019	2,598,068	1.1
						2,648,118	2,553,019	2,598,068	1.1
Food Products
Uncle John's Pride, LLC	(11)(15)	S+8.11%	11.77%	3/31/2022	3/31/2027	1,736,045	1,736,045	1,736,045	0.7
Uncle John's Pride, LLC	(11)(15)	S+8.11%	11.77%	3/31/2022	3/31/2027	5,102,439	5,061,974	5,102,439	2.2
						6,838,484	6,798,019	6,838,484	2.9
Healthcare Providers & Services
Arrow Home Health, LLC (dba Acara Home Health)	(11)(16)	S+10.50%	14.18%	3/19/2021	5/20/2026	990,533	980,569	969,732	0.4
						990,533	980,569	969,732	0.4
Leisure Products
MPUSA, LLC (dba Mission)	(11)(16)	S + 9.26 PIK	12.94% PIK	12/9/2021	12/9/2026	1,844,951	1,841,272	1,750,121	0.7
						1,844,951	1,841,272	1,750,121	0.7
Trading Companies & Distributors
USBid Inc.	(10)(11)(16)	S+8.26%	11.94%	11/3/2022	11/3/2027	2,648,797	2,627,268	2,591,053	1.1
						2,648,797	2,627,268	2,591,053	1.1
Total first lien senior secured term loan							17,871,708	18,439,644	7.8

Senior unsecured notes	(23)
Consumer Finance
Microf, LLC	(11)(16)	S+10.85%	14.53%	3/29/2019	11/30/2027	3,714,429	3,675,236	3,698,085	1.6
						3,714,429	3,675,236	3,698,085	1.6
Total senior unsecured notes							3,675,236	3,698,085	1.6

Preferred equity securities	(12)(23)
Aerospace & Defense
Delva Master Holdings	(11)(18)(24)	-	18.00% PIK	8/13/2025	-	1,636	7,679,427	7,905,825	3.4
						1,636	7,679,427	7,905,825	3.4
Construction & Engineering
Watt Contracting Holdings, LLC	(11)(20)(24)	-	15.00% PIK	4/15/2022	-	4,439	4,380,196	7,566,428	3.2
						4,439	4,380,196	7,566,428	3.2
Diversified Telecommunication Services
Caregility Corporation - Series A-1 Units	(11)(13)(24)	-	8.00% PIK	12/31/2022	-	151,018	2,076,097	-	0.0
Caregility Corporation - Series A-1 Units	(11)(13)(24)	-		12/31/2022		145,593	-	-	0.0
Caregility Corporation - Series B Units	(11)(13)(24)	-	8.00% PIK	7/3/2023	-	446,689	3,591,494	4,471,665	1.9
						743,300	5,667,591	4,471,665	1.9
Food Products
UJP Acquisition, LLC (dba Uncle John's Pride)	(11)(13)(20)(24)	-	8.00% PIK	3/31/2022	-	2,829,787	2,829,787	5,079,468	2.2
						2,829,787	2,829,787	5,079,468	2.2
Healthcare Providers & Services
Arrow Home Health, LLC (dba Acara Home Health) - Class A Units	(11)(20)(24)	-	10.00% Preferred Return	3/19/2021	-	571,080	564,321	421,888	0.2
Arrow Home Health, LLC (dba Acara Home Health) - Class 1 Units	(11)(13)(20)(24)	-	-	11/13/2023	-	56,005	56,005	112,010	0.0
						627,085	620,326	533,898	0.2
Leisure Products
TS-MP, LLC (dba Mission) - Class A-1	(11)(20)(24)	-	-	12/9/2021	-	69	1,928,409	-	0.0
TS-MP, LLC (dba Mission) - Class AA-1	(11)(20)(24)	-	-	12/10/2024	-	88	1,960,641	1,628,921	0.7
						157	3,889,050	1,628,921	0.7
Professional Services
Capone Holdings JV, LLC (dba LaSalle Staffing)	(11)(20)(24)	-	8.00% Preferred Return	2/15/2022	-	4,000,000	4,000,000	6,093,333	2.6
						4,000,000	4,000,000	6,093,333	2.6
Trading Companies & Distributors
USBid Parent, LLC - Class A	(11)(24)	-	-	11/3/2022	-	2,813	2,812,500	-	0.0
USBid Parent, LLC - Class C	(11)(24)	-	10.00% PIK	11/2/2023	-	9,375	7,324	-	0.0
USBid Parent, LLC - Class C2	(11)(24)	-	10.00% PIK	4/12/2024	-	600,000	468,750	569,531	0.2
USBid Parent, LLC - Class C3	(11)(24)	-	10.00% PIK	4/12/2024	-	2,400,000	1,875,000	1,155,469	0.5
						3,012,188	5,163,574	1,725,000	0.7
Total preferred equity securities							34,229,951	35,004,538	14.9

Warrants and other equity securities	(12)(23)
Aerospace & Defense
Delva Master Holdings	(11)(18)(24)	-	18.00% PIK	8/13/2025	-	10,493	-	-	0.0
Delva Master Holdings	(11)(18)(24)	-	-	8/13/2025	-	1,354	-	-	0.0
						11,847	-	-	0.0
Construction & Engineering
Watt Contracting Holdings, LLC	(11)(20)(24)	-	-	4/15/2022	-	100,408	-	-	0.0
						100,408	-	-	0.0
Diversified Telecommunication Services
Caregility Corporation	(11)(24)	-	-	12/29/2021	-	221,574	443,392	-	0.0
Caregility Corporation	(11)(24)	-	-	12/29/2021	-	46,227	-	-	0.0
						267,801	443,392	-	0.0
Food Products
UJP Acquisition, LLC (dba Uncle John's Pride)	(11)(20)(24)	-	-	3/31/2022	-	127,215	-	58,085	0.0
						127,215	-	58,085	0.0
Trading Companies & Distributors
USBid Parent, LLC	(11)(24)	-	-	11/3/2022	-	204	-	-	0.0
						204	-	-	0.0
Total warrants and other equity securities							443,392	58,085	0.0
Total controlled/affiliate investments							56,220,287	57,200,352	24.3

TOTAL INVESTMENTS							$385,643,930	$382,009,613	163.1%

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

(11)
As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” and may have “Control” of this portfolio company as the Company and/or its affiliated funds collectively owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). The Company’s investments in affiliates for the three months ended March 31, 2026 represented $57,200,352 of Fair Value and 24.5% of Net Assets of the Company. Transactions related to investments in “Controlled/Affiliate Investments” for the three months ended March 31, 2026 were as follows:

See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Consolidated Schedule of Investments
December 31, 2025

Portfolio Company	Type of Investment	Amount of Realized Gain (Loss)	Amount of Interest or Dividends Credited to Income (a)	December 31, 2025 Value	Gross Additions (b)	Gross Reductions (c)	Transfers In/(Out) of Affiliates	Amount of Unrealized Gains (Loss)	March 31, 2026 Value
Arrow Home Health LLC (dba Acara Home Health)	First lien senior securred term loan	$-	$48,002	$764,370	$202,466	$-	$-	$2,896	$969,732
	Preferred equity securities (571,080 shares)	-	-	252,425	-	-	-	169,463	421,888
	Preferred equity securities (56,005 shares)	-	-	112,010	-	-	-	-	112,010
Capone Holdings JV, LLC (dba LaSalle Staffing)	Preferred equity securities (4,000,000 shares)	-	-	6,093,333	-	-	-	-	6,093,333
Caregility Corporation	First lien senior securred term loan	-	92,922	2,581,303	46,874	-	-	(30,109)	2,598,068
	Preferred equity securities (151,018 shares)	-	-	194,014	-	-	-	(194,014)	-
	Preferred equity securities (446,689 shares)	-	-	4,732,688	-	-	-	(261,023)	4,471,665
	Warrants (267,801 units)	-	-	-	-	-	-	-	-
	Senior secured notes (0 units)	-	-	-	-	-	-	-	-
Delva Master Holdings	First lien senior secured term loan	-	-	850,931	-	-	-	672,194	1,523,125
	Preferred equity securities (1,636 shares)	-	-	7,747,020	-	-	-	158,805	7,905,825
	Warrants and other equity securities (10,493 units)	-	-	(320)	-	-	-	320	-
	Warrants and other equity securities (1,354 units)	-	-	159,125	-	-	-	(159,125)	-
Lasalle Staffing, LLC	First lien senior secured term loan	-	172,699	7,150,785	95,467	(7,172,242)	-	(74,010)	-
Microf, LLC	Senior Unsecured Note	-	(20,615)	3,763,831	-	(20,615)	-	(45,131)	3,698,085
	Preferred equity securities (0 shares)	-	-	-	-	-	-	-	-
MPUSA, LLC (dba Mission)	First lien senior securred term loan	-	60,103	1,712,240	60,081	-	-	(22,200)	1,750,121
	Preferred equity securities (69 shares)	-	-	-	-	-	-	-	-
	Preferred equity securities (88 shares)	-	-	1,695,478	(1)	-	-	(66,557)	1,628,920
Uncle John's Pride, LLC	First lien senior securred term loan	-	160,191	5,116,215	9,256	(13,777)	-	(9,254)	5,102,440
	First lien senior secured term loan	-	51,350	1,740,572	-	(4,527)	-	-	1,736,045
UJP Acquisition, LLC (dba Uncle John's Pride)	Warrants and other equity securities (127,215 shares)	-	-	29,787	-	-	-	28,298	58,085
	Preferred equity securities (2,829,787 shares)	-	-	4,966,277	-	-	-	113,191	5,079,468
USBid Inc.	First lien senior securred term loan	-	81,604	2,599,529	2,266	-	-	(10,742)	2,591,053
USBid Inc.	Warrants and other equity securities (204 shares)	-	-	-	-	-	-	-	-
USBid Inc. - Class A Units	Preferred equity securities (2,813 shares)	-	-	-	-	-	-	-	-
USBid Inc. - Class C Units	Preferred equity securities (9,375 shares)	-	-	-	-	-	-	-	-
USBid Inc. - Class C2 Units	Preferred equity securities (600,000 shares)	-	-	555,469	-	-	-	14,062	569,531
USBid Inc. - Class C3 Units	Preferred equity securities (24,000,000 shares)	-	-	1,155,469	-	-	-	-	1,155,469
Watt Acquisition, LLC	First lien senior securred term loan	-	75,551	1,625,086	24,342	-	-	(2,400)	1,647,028
	First lien senior securred term loan	-	9,460	-	530,899	-	-	(8,866)	522,033
Watt Contracting Holdings, LLC	Preferred equity securities (4,439 shares)	-	-	7,260,300	-	-	-	306,128	7,566,428
	Warrants and other equity securities (100,408 shares)	-	-	-	-	-	-	-	-
Total Affiliate Investments		$-	$731,267	$62,857,937	$971,650	$(7,211,161)	$-	$581,926	$57,200,352

(12)	Ownership of certain equity investments may occur through a holding company or partnership.
(13)	Investment contains a fixed rate structure.
(14)	Interest disclosed reflects the contractual rate of the First Out tranche under the AAL.
(15)	The interest rate on these loans is subject to 1 month SOFR, which was 3.66% as of March 31, 2026.
(16)	The interest rate on these loans is subject to 3 month SOFR, which was 3.68% as of March 31, 2026.
(17)
Positions have an aggregate unfunded commitment of $13,002,136 in addition to the amounts shown in the Consolidated Schedule of Investments. See Note 11 “Commitments, Contingencies and Risks” in the accompanying notes to the consolidated financial statements.

(18)	The investment is on non-accrual status. See Note 2 “Significant Accounting Policies”.
(19)	The investment includes the fair value and amortized cost of 1,015 shares of common equity issued in conjunction with the preferred equity.
(20)	Investment is held by a subsidiary of the Company. See Note 2 in the accompanying notes to the consolidated financial statements for additional information on the Company’s wholly-owned subsidiary.
(21)	The investment does not accrue payment-in-kind (“PIK”) for the debt investment as of March 31, 2026. See Note 2. “Significant Accounting Policies”.
(22)	Maturity date is under on-going negotiations with the portfolio company and other lenders, as applicable.
(23)	All investments are non-income producing unless otherwise indicated.
(24)
The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.

(25)	The interest rate on these loans is subject to 6 month SOFR, which was 3.70% as of March 31, 2026.

See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Consolidated Schedule of Investments
December 31, 2025

Portfolio Company (1)(2)(3)(4)(5)(6)	Footnotes	Spread Above Index (7)	Interest Rate	Acquisition Date	Maturity	Principal, Shares, Units	Amortized Cost (8)	Fair Value (9)	% of Net Assets
Investments
Non-controlled/non-affiliate investments
First lien senior secured term loan
Aerospace & Defense
Consolidated Machine & Tool Holdings, LLC	(17)(19)(22)(23)	S + 13.01% PIK	16.66% PIK	1/15/2020	1/15/2025	581,276	$581,276	$-	0.0%
Consolidated Machine & Tool Holdings, LLC	(17)(19)(22)(23)	S + 14.01% PIK	17.66% PIK	11/22/2023	1/15/2025	6,335	6,335	-	0.0
Consolidated Machine & Tool Holdings, LLC	(13)(19)(22)(23)	-	20.00% PIK	11/22/2023	1/15/2025	19,361	19,361	-	0.0
Consolidated Machine & Tool Holdings, LLC	(13)(19)(22)(23)	-	13.00% PIK	11/22/2023	1/15/2025	68,577	68,577	-	0.0
Consolidated Machine & Tool Holdings, LLC	(13)(19)	-	11.00% PIK	5/22/2024	6/30/2026	69,865	69,865	-	0.0
						745,414	745,414	-	0.0
Building Products
Built by Grid, LLC	(10)(17)	S+7.18%	10.83%	12/5/2025	12/5/2030	1,883,561	$1,841,720	$1,841,720	0.8%
						1,883,561	1,841,720	1,841,720	0.8
Chemicals
Douglas Products and Packaging Company, LLC	(10)(16)	S+8.04%	11.73%	9/20/2023	9/20/2028	19,898,602	19,494,185	19,898,603	8.4
						19,898,602	19,494,185	19,898,603	8.4
Commercial Services & Supplies
Swyft AcquireCo LLC (dba Swyft Filings)	(15)(16)	S+2.75%	6.44%	12/20/2021	12/20/2027	285,649	285,293	285,650	0.1
Swyft AcquireCo LLC (dba Swyft Filings)	(10)(16)	S+7.65%	11.34%	12/20/2021	12/20/2027	3,682,383	3,658,259	3,682,383	1.6
Versar Inc.	(10)(17)	S+9.58%	13.23%	8/4/2023	8/4/2028	10,000,000	9,755,014	10,002,500	4.2
						13,968,032	13,698,566	13,970,533	5.9
Construction & Engineering

Fremont-Wright, LLC	(16)	S+9.20%	12.89%	12/2/2020	6/30/2026	4,042,177	4,042,177	4,042,177	1.7
Kassel Mechanical, LLC	(16)	S + 7.66% Cash + 0.34% PIK	11.35% Cash + 0.34% PIK	3/17/2025	9/17/2029	12,337,305	12,178,493	12,242,307	5.2
Kelso Industries	(17)	S+5.75%	9.40%	12/31/2024	12/30/2029	9,007,713	8,866,218	9,007,713	3.8
Kelso Industries	(17)	S+5.75%	9.40%	3/12/2025	12/30/2029	3,433,239	3,433,239	3,433,239	1.4
MechanAir, LLC	(17)(18)	S+6.00%	9.65%	12/18/2025	12/18/2031	652,987	646,769	646,769	0.3
MechanAir, LLC	(17)(26)	S+6.00%	9.65%	12/18/2025	12/18/2031	5,789,474	5,745,056	5,745,056	2.4
Vertical Mechanical Group, LLC	(10)(17)	S+8.76%	12.41%	5/12/2023	5/12/2028	12,037,143	11,870,297	11,902,327	5.0
						47,300,038	46,782,249	47,019,588	19.8
Distributors
48forty Intermediate Holdings, Inc.	(16)(19)	S+6.15%	9.84%	10/11/2022	11/30/2029	15,221,270	14,822,272	7,300,311	3.1
						15,221,270	14,822,272	7,300,311	3.1
Diversified Telecommunication Services
Gridsource Incorporated, LLC	(17)	S+7.00%	10.65%	12/16/2022	3/30/2029	14,036,143	13,814,057	13,446,625	5.7
						14,036,143	13,814,057	13,446,625	5.7
Electrical Equipment
Masterwork Electronics, Inc.	(17)(19)	S+7.65%	11.30%	11/17/2022	11/17/2027	8,840,576	8,638,547	828,362	0.3
Masterwork Electronics, Inc.	(15)(17)(19)	S+7.65%	11.30%	11/17/2022	11/17/2027	521,739	521,739	48,887	0.0
						9,362,315	9,160,286	877,249	0.3
Entertainment
Chicken Soup For The Soul, LLC	(16)(19)(23)	S+8.60%	12.29%	10/29/2021	3/31/2024	6,380,856	6,380,856	3,269,232	1.4
Chicken Soup For The Soul, LLC	(19)	-	19.00% PIK	8/7/2025	8/7/2026	900,010	900,010	900,010	0.4
Linden Research, Inc. (dba Linden Labs)	(10)(17)	S + 7.67% Cash + 3.56% PIK	11.32% Cash + 3.56% PIK	12/31/2020	9/30/2028	18,260,031	18,080,381	18,260,031	7.7
NW Entertainment, LLC	(17)	S + 8.51% Cash + 1.50% PIK	12.16% Cash + 1.50% PIK	11/4/2022	11/4/2027	6,164,071	6,095,887	6,038,324	2.5
						31,704,968	31,457,134	28,467,597	12.0
Healthcare Providers & Services
BB-HH Platform, Inc. (dba Preferred Care Home Health)	(10)(17)	S + 7.62% Cash + 1.79% PIK	11.27% Cash + 1.79% PIK	5/16/2023	5/16/2028	6,916,484	6,815,782	6,916,484	2.9
IPA Intermediate Co., LLC (dba Integrated Pain Associates)	(17)(18)	S+7.75%	11.40%	1/9/2023	1/9/2028	12,361,934	12,198,461	12,361,934	5.2
IPA Intermediate Co., LLC (dba Integrated Pain Associates)	(17)(18)	S+7.75%	11.40%	12/18/2025	1/9/2028	425,532	425,532	425,532	0.2
Klein Hersh, LLC	(10)(17)	S+0.24%	3.89%	4/27/2022	4/27/2028	17,285,870	16,790,860	15,081,922	6.4
						36,989,820	36,230,635	34,785,872	14.7
Hotels, Restaurants & Leisure
The Range NYC, LLC (dba Five Iron Golf)	(17)	S+7.61%	11.26%	9/15/2022	9/15/2027	3,329,832	3,329,832	3,357,803	1.4
The Range NYC, LLC (dba Five Iron Golf)	(17)	S+7.61%	11.26%	9/15/2022	9/15/2027	4,802,521	4,732,570	4,844,303	2.0
						8,132,353	8,062,402	8,202,106	3.4
Household Durables
SkyBell Technologies, Inc.	(19)(22)(23)	-	16.91% PIK	12/13/2019	12/13/2024	4,828,409	4,534,395	3,867,034	1.6
						4,828,409	4,534,395	3,867,034	1.6
Household Products
CHG Parent Holding LLC (dba Coop Home Goods)	(10)(17)	S+7.70%	11.35%	6/18/2021	6/27/2026	12,683,981	12,525,367	12,683,981	5.3
						12,683,981	12,525,367	12,683,981	5.3
Machinery
Texas Contract Manufacturing Group, Inc.	(17)	S + 5.11% Cash +4.00% PIK	S + 8.76% Cash + 4.00% PIK	4/27/2022	4/27/2027	4,427,923	4,382,109	3,645,509	1.5
						4,427,923	4,382,109	3,645,509	1.5
Media
PadSquad, LLC	(10)(17)	S+7.42%	11.07%	3/30/2022	3/30/2027	2,620,175	2,600,278	2,620,175	1.1
Trailer Park Group Holdings LLC	(10)(17)	S + 7.32% Cash + 0.99% PIK	10.97% Cash + 0.99% PIK	8/2/2021	8/2/2026	14,981,089	14,902,350	13,662,753	5.8
						17,601,264	17,502,628	16,282,928	6.9
Personal Products
Japonesque, LLC	(10)(17)	S + 9.48% Cash + 0.69% PIK	13.13% Cash + 0.69% PIK	11/23/2021	6/30/2027	4,304,034	4,270,684	4,304,034	1.8
Japonesque, LLC		-	18.00% PIK	8/5/2025	6/30/2027	231,148	226,525	228,189	0.1
						4,535,182	4,497,209	4,532,223	1.9
Professional Services
CorTech, LLC	(17)	S+7.60%	11.25%	6/3/2025	6/30/2026	7,546,280	7,536,366	7,285,934	3.1
Jefferson Consulting Group, LLC	(10)(17)	S + 3.89% Cash + 3.91% PIK	7.54% Cash + 3.91% PIK	7/1/2024	7/1/2029	8,722,712	8,598,222	7,565,829	3.2
PQT Ayaquhs, LLC (dba WWC Global)	(17)	S+5.76%	9.41%	8/1/2022	8/1/2027	3,437,642	3,408,886	3,437,642	1.4
Qualified Digital, LLC	(17)	S+7.00%	10.65%	7/30/2024	7/30/2029	12,032,857	11,858,587	11,881,243	5.0
Qualified Digital, LLC	(17)	S+7.00%	10.65%	7/30/2024	7/30/2029	2,441,786	2,357,441	2,355,579	1.0
						34,181,277	33,759,502	32,526,227	13.7
Specialty Retail						`
Clearview Systems, LLC (dba Rip-it)	(10)(17)	S + 4.54% Cash + 6.50% PIK	8.19% Cash + 6.50% PIK	10/11/2022	10/11/2027	7,052,922	6,993,393	7,052,922	3.0
						7,052,922	6,993,393	7,052,922	3.0
Trading Companies & Distributors
Ambient Enterprises Holdco LLC	(17)(18)	S+5.25%	8.90%	12/31/2024	6/30/2030	1,256,546	1,256,546	1,256,546	0.5
Ambient Enterprises Holdco LLC	(17)(18)	S+5.25%	8.90%	10/31/2025	6/30/2030	418,203	412,167	418,203	0.2
Ambient Enterprises Holdco LLC	(17)(18)	S+5.25%	8.90%	12/31/2024	6/30/2030	6,372,503	6,282,393	6,367,431	2.7
Ambient Enterprises Holdco LLC	(17)(18)	S+5.25%	8.90%	12/31/2024	6/30/2030	1,771,299	1,746,933	1,771,299	0.7
Ambient Enterprises Holdco LLC	(17)(18)	S+5.25%	8.90%	7/3/2025	6/30/2030	514,558	502,388	514,558	0.2
Ambient Enterprises Holdco LLC	(17)(18)	S+5.25%	8.90%	7/3/2025	6/30/2030	165,521	165,521	165,521	0.1
						10,498,630	10,365,948	10,493,558	4.4
Transportation Infrastructure
TCP Acquisition, LLC (dba HighStar Traffic)	(17)	S + 5.45% Cash + 4.05% PIK	9.10% Cash + 4.05% PIK	7/26/2022	7/26/2027	10,088,323	10,003,681	9,816,947	4.1
						10,088,323	10,003,681	9,816,947	4.1
Total first lien senior secured term loan							$300,673,152	$276,711,533	116.5%

See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Consolidated Schedule of Investments – (continued)
December 31, 2025
Portfolio Company (1)(2)(3)(4)(5)(6)	Footnotes	Spread Above Index (7)	Interest Rate	Acquisition Date	Maturity	Principal, Shares, Units	Amortized Cost (8)	Fair Value (9)	% of Net Assets
Senior unsecured notes	(24)
Electrical Equipment
HH Masterwork Intermediate, Inc.	(19)(22)	-	17.00% PIK	11/17/2022	5/17/2028	2,155,820	$2,033,098	$-	0.0%
						2,155,820	2,033,098	-	0.0
Total senior unsecured notes							2,033,098	-	0.0

Preferred equity securities	(12)(24)
Building Products
Built by Grid, LLC	(21)(25)	-	-	12/5/2025	-	214,378	214,378	214,378	0.1
						214,378	214,378	214,378	0.1
Commercial Services and Supplies
Swyft Filings Holdings, LLC	(13)(20)(21)(25)	-	8.00% PIK	12/20/2021	-	192,444	183,612	213,265	0.1
						192,444	183,612	213,265	0.1
Construction & Engineering
MechanAir Holdings, LLC	(13)(21)(25)	-	13.50% PIK	9/2/2021	-	1,704	1,703,499	2,578,541	1.1
MechanAir Holdings, LLC	(13)(21)(25)	-	-	9/17/2025	-	65	61,608	735,515	0.3
Vertical Mechanical Group Holdings, LLC	(21)(25)	-	8.00% PIK	5/12/2023	-	185,714	1,857,143	5,727,143	2.4
						187,483	3,622,250	9,041,199	3.8
Diversified Telecommunication Services
Gridsource Holdings, LLC	(21)(25)	-	8.00% PIK	3/9/2023	-	3,959,977	799,597	175,121	0.1
						3,959,977	799,597	175,121	0.1
Entertainment
NW Entertainment, LLC	(21)(25)	-	10.00% PIK	11/4/2022	-	1,183	1,134,428	1,550,416	0.7
NW Entertainment, LLC	(21)(25)	-	12.00% PIK	2/27/2025	-	826	531,143	1,024,009	0.4
						2,009	1,665,571	2,574,425	1.1
Healthcare Providers & Services
IPA Investors, LP (dba Integrated Pain Associates)	(21)(25)	-	8.00% PIK	1/9/2023	-	2,749	2,573,151	3,160,558	1.3
						2,749	2,573,151	3,160,558	1.3
Media
PadSquad Holdings, LLC	(13)(21)(25)	-	6.00% Cash + 6.00% PIK	3/30/2022	-	720,767	1,964,204	3,326,343	1.4
Trailer Park Group Holdings, LLC Class A-1 Units	(13)(21)(25)	-	15.00% PIK	12/19/2023	-	40,888	73,599	36,419	0.0
Trailer Park Group Holdings LLC - Class A Units	(13)(21)(25)	-	8.00% PIK	8/2/2021	-	371,822	404,702	-	0.0
Trailer Park Group Holdings LLC	(13)(21)(25)	-	15.00% PIK	-	-	37,594	-	75,127	0.0
						1,171,071	2,442,505	3,437,889	1.4
Professional Services
Hometown Holdings JV, LLC (dba BWG Strategy)	(13)(21)(25)	-	8.00% Preferred Return	12/24/2020	-	666,667	659,761	693,300	0.3
JCFV Holdings, LLC	(21)(25)	-	8.00% PIK	7/1/2024	-	415,916	1,538,462	519,231	0.2
PQT Ayaquhs, LLC (dba WWC Global)	(13)(21)(25)	-	10.50% PIK	8/1/2022	-	5,774	1,064,516	4,577,419	1.9
SPC QD SM, LP	(21)(25)	-	-	7/30/2024	-	42	2,207,572	2,655,714	1.1
						1,088,399	5,470,311	8,445,664	3.5
Software
PureCars Technologies, LLC	(13)(21)(25)	-	8.00% PIK	4/17/2019	-	592	267,013	293,634	0.1
						592	267,013	293,634	0.1
Total preferred equity securities							17,238,388	27,556,133	11.5

Warrants and other equity securities	(12)(24)
Construction & Engineering
DCCM, LLC	(21)	-	-	8/6/2021	-	-	-	-	0.0
Fremont-Wright, LLC	(25)	-	-	12/2/2020	-	2	-	1,565,233	0.7
						2	-	1,565,233	0.7
Distributors
48forty Intermediate Holdings, Inc.	(19)(25)	-	-	10/11/2022	-	1,994	-	-	0.0
						1,994	-	-	0.0
Electrical Equipment
HH Masterwork Intermediate, Inc.	(19)(25)	-	-	11/17/2022	-	190,019	-	-	0.0
						190,019	-	-	0.0
Entertainment
LRI Holdco, LLC (dba Linden Labs)	(21)(25)	-	-	12/31/2020	-	1	-	150,697	0.1
LRI Holdco, LLC (dba Linden Labs)	(25)	-	-	12/31/2020	-	1	43,478	196,056	0.1
						2	43,478	346,753	0.2
Healthcare Providers & Services
Klein Hersh, LLC		-	-	4/27/2022	-	1,003	-	-	0.0
Nurses 24/7 Holdings, LLC	(21)(25)	-	-	5/26/2023	-	182	419,877	35,143	0.0
						1,185	419,877	35,143	0.0
Hotels, Restaurants & Leisure
The Range NYC, LLC (dba Five Iron Golf)	(25)	-	-	9/15/2022	-	40,593	71,599	64,875	0.0
						40,593	71,599	64,875	0.0
Household Durables
SkyBell Technologies, Inc.	(19)(25)	-	-	12/13/2019	-	1,917,813	-	-	0.0
						1,917,813	-	-	0.0
Household Products
CHG Parent Holding LLC (dba Coop Home Goods)	(21)(25)	-	-	6/18/2021	-	535,714	535,714	1,150,000	0.5
						535,714	535,714	1,150,000	0.5
Machinery
Texas Contract Manufacturing Group, Inc.	(25)	-	-	4/27/2022	-	1,602	-	-	0.0
						1,602	-	-	0.0
Media
Channel Factory Holdings, LLC	(13)(21)(25)	-	-	3/31/2025	-	819,478	-	1,384,954	0.6
						819,478	-	1,384,954	0.6
Professional Services
CorTech, LLC	(25)	-	-	6/30/2025	-	1	-	81,853	0.0
NSC Holdings, LLC	(21)(25)	-	-	4/26/2019	-	111	271,262	639,920	0.3
PQT Ayaquhs, LLC (dba WWC Global)	(25)	-	-	8/1/2022	-	645	-	377,419	0.2
						757	271,262	1,099,192	0.5
Software
Proactive Dealer Holdings Parent, LLC	(21)(25)	-	10.00% PIK	6/10/2024	-	445	730,271	346,746	0.1
						445	730,271	346,746	0.1
Total warrants and other equity securities							2,072,201	5,992,896	2.6

Fund investments
Diversified Financials
Madryn Select Opportunities, LP	(18)(25)	-	-	1/4/2022	-	-	2,529,567	1,925,246	0.8
						-	2,529,567	1,925,246	0.8
Total fund investments							2,529,567	1,925,246	0.8
Total non-controlled/non-affiliate investments							$324,546,406	$312,185,808	131.4%
See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Consolidated Schedule of Investments – (continued)
December 31, 2025
Portfolio Company (1)(2)(3)(4)(5)(6)	Footnotes	Spread Above Index (7)	Interest Rate	Acquisition Date	Maturity	Principal, Shares, Units	Amortized Cost (8)	Fair Value (9)	% of Net Assets
Controlled/affiliate investments
First lien senior secured term loan
Aerospace & Defense
Delva Master Holdings	(11)(16)(19)	S+10.26%	13.95%	8/13/2025	9/1/2030	901,698	$901,698	$850,931	0.4%
						901,698	901,698	850,931	0.4
Construction & Engineering
Watt Acquisition, LLC	(10)(11)(17)	S + 8.77% Cash + 5.48% PIK	12.42% Cash + 5.48% PIK	4/15/2022	4/15/2027	1,625,086	1,614,622	1,625,086	0.7
						1,625,086	1,614,622	1,625,086	0.7
Diversified Telecommunication Services
Caregility Corporation	(11)(17)	S + 3.00% Cash + 6.26% PIK	6.65% Cash + 6.26% PIK	12/29/2021	10/31/2026	2,609,221	2,506,145	2,581,303	1.1
						2,609,221	2,506,145	2,581,303	1.1
Food Products
Uncle John's Pride, LLC	(11)(16)	S+8.11%	11.80%	3/31/2022	3/31/2027	1,740,572	1,740,572	1,740,572	0.7
Uncle John's Pride, LLC	(11)(16)	S+8.11%	11.80%	3/31/2022	3/31/2027	5,116,215	5,066,496	5,116,215	2.2
						6,856,787	6,807,068	6,856,787	2.9
Healthcare Providers & Services
Arrow Home Health, LLC (dba Acara Home Health)	(11)(17)	S+8.50%	12.15%	3/19/2021	3/19/2026	789,190	778,103	764,370	0.3
						789,190	778,103	764,370	0.3
Leisure Products
MPUSA, LLC (dba Mission)	(11)(17)	S + 9.26 PIK	12.91% PIK	12/9/2021	12/9/2026	1,786,561	1,781,191	1,712,240	0.7
						1,786,561	1,781,191	1,712,240	0.7
Professional Services
Lasalle Staffing, LLC	(10)(11)(16)	S+8.45%	12.14%	2/15/2022	2/15/2027	7,150,785	7,076,775	7,150,785	3.0
						7,150,785	7,076,775	7,150,785	3.0
Trading Companies & Distributors
USBid Inc.	(10)(11)(17)	S+8.34%	11.99%	11/3/2022	11/3/2027	2,648,797	2,625,002	2,599,529	1.1
						2,648,797	2,625,002	2,599,529	1.1
Total first lien senior secured term loan							24,090,604	24,141,031	10.2

Senior secured notes
Diversified Telecommunication Services
Caregility Corporation	(13)	10.00%	10.00% PIK	7/3/2023	-	-	-	-	0.0
						-	-	-	0.0
Total senior secured notes							-	-	0.0

Senior unsecured notes	(24)
Consumer Finance
Microf, LLC	(11)(17)	S+10.85%	14.50%	3/29/2019	11/30/2027	3,714,429	3,695,851	3,763,831	1.6
						3,714,429	3,695,851	3,763,831	1.6
Total senior unsecured notes							3,695,851	3,763,831	1.6

Preferred equity securities	(12)(24)
Aerospace & Defense
Delva Master Holdings	(11)(19)(25)	-	18.00% PIK	8/13/2025	-	1,636	7,679,427	7,905,825	3.4
						1,636	7,679,427	7,905,825	3.4
Construction & Engineering
Watt Contracting Holdings, LLC	(11)(21)(25)	-	15.00% PIK	4/15/2022	-	4,439	4,380,196	7,260,300	3.1
						4,439	4,380,196	7,260,300	3.1
Diversified Telecommunication Services
Caregility Corporation - Series A-1 Units	(11)(13)(25)	-	8.00% PIK	12/31/2022	-	151,018	1,579,910	147,483	0.2
Caregility Corporation - Series A-2 Units	(11)(13)(25)			12/31/2022	-	145,593	496,187	46,531	0.0
Caregility Corporation - Series B Units	(11)(13)(25)	-	8.00% PIK	7/3/2023	-	446,689	3,591,494	4,732,688	2.0
						743,300	5,667,591	4,926,702	2.2
Food Products
UJP Acquisition, LLC (dba Uncle John's Pride)	(11)(13)(21)(25)	-	8.00% PIK	3/31/2022	-	2,829,787	2,829,787	4,966,277	2.1
						2,829,787	2,829,787	4,966,277	2.1
Healthcare Providers & Services
Arrow Home Health, LLC (dba Acara Home Health) - Class A Units	(11)(21)(25)	-	10.00% Preferred Return	3/19/2021	-	571,080	564,321	252,425	0.1
Arrow Home Health, LLC (dba Acara Home Health) - Class 1 Units	(11)(13)(21)(25)	-	-	11/13/2023	-	56,005	56,005	112,010	0.0
						627,085	620,326	364,435	0.1
Leisure Products
TS-MP, LLC (dba Mission) - Class A-1	(11)(21)(25)	-	-	12/9/2021	-	69	1,928,409	-	0.0
TS-MP, LLC (dba Mission) - Class AA-1	(11)(21)(25)	-	-	12/10/2024	-	88	1,960,641	1,695,478	0.7
						157	3,889,050	1,695,478	0.7
Professional Services
Capone Holdings JV, LLC (dba LaSalle Staffing)	(11)(21)(25)	-	8.00% Preferred Return	2/15/2022	-	4,000,000	4,000,000	6,093,333	2.6
						4,000,000	4,000,000	6,093,333	2.6
Trading Companies & Distributors
USBid Parent, LLC - Class A	(11)(25)	-	-	11/3/2022	-	2,813	2,812,500	-	0.0
USBid Parent, LLC - Class C	(11)(25)	-	10.00% PIK	11/2/2023	-	9,375	7,324	-	0.0
USBid Parent, LLC - Class C2	(11)(25)	-	10.00% PIK	4/12/2024	-	600,000	468,750	555,469	0.2
USBid Parent, LLC - Class C3	(11)(25)	-	10.00% PIK	4/12/2024	-	2,400,000	1,875,000	1,155,469	0.5
						3,012,188	5,163,574	1,710,938	0.7
Total preferred equity securities							34,229,951	34,923,288	14.9

Warrants and other equity securities	(12)(24)
Aerospace & Defense
Delva Master Holdings	(11)(19)(25)	-	18.00% PIK	8/13/2025	-	10,493	-	-	0.0
Delva Master Holdings	(11)(19)(25)	-	-	8/13/2025	-	1,354	-	-	0.0
						11,847	-	-	0.0
Construction & Engineering
Watt Contracting Holdings, LLC	(11)(21)(25)	-	-	4/15/2022	-	100,408	-	-	0.0
						100,408	-	-	0.0
Diversified Telecommunication Services
Caregility Corporation	(11)(25)	-	-	12/29/2021	-	221,574	443,392	-	0.0
Caregility Corporation	(11)(25)	-	-	12/29/2021	-	46,227	-	-	0.0
						267,801	443,392	-	0.0
Food Products
UJP Acquisition, LLC (dba Uncle John's Pride)	(11)(21)(25)	-	-	3/31/2022	-	127,215	-	29,787	0.0
						127,215	-	29,787	0.0
Professional Services
							-
							-	-	0.0
Trading Companies & Distributors
USBid Parent, LLC	(11)(25)	-	-	11/3/2022	-	204	-	-	0.0
						204	-	-	0.0
Total warrants and other equity securities							443,392	29,787	0.0
Total controlled/affiliate investments							62,459,798	62,857,937	26.5

TOTAL INVESTMENTS							$387,006,204	$375,043,745	158.1%

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

(11)
As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” and may have “Control” of this portfolio company as the Company and/or its affiliated funds collectively owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). The Company’s investment in affiliates for the year ended December 31, 2025 represented $62,857,937 of Fair Value and 26.7% of Net Assets of the Company. Transactions related to investments in “Controlled/Affiliate Investments” for the year ended December 31, 2025 were as follows:

See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Consolidated Schedule of Investments – (continued)
December 31, 2025
Portfolio Company	Type of Investment	Amount of Realized Gain (Loss)	Amount of Interest or Dividends Credited to Income (a)	December 31, 2024 Value	Gross Additions (b)	Gross Reductions (c)	Transfers In/(Out) of Affiliates	Amount of Unrealized Gains (Loss)	December 31, 2025 Value
Arrow Home Health LLC (dba Acara Home Health)	First lien senior secured term loan	$-	$106,047	$701,117	$3,570	$(7,896)	$-	$67,579	$764,370
	Preferred equity securities (571,080 shares)	-	-	151,376	-	-	-	101,049	252,425
	Preferred equity securities (56,005 shares)	-	-	112,010	-	-	-	-	112,010
Capone Holdings JV, LLC (dba LaSalle Staffing)	Preferred equity securities (4,000,000 shares)	-	-	6,700,000	-	-	-	(606,667)	6,093,333
Caregility Corporation	First lien senior secured term loan	-	220,754	2,438,069	192,525	-	-	(49,291)	2,581,303
	Preferred equity securities (151,018 shares)	-	-	1,188,605	429,779	-	-	(1,424,370)	194,014
	Preferred equity securities (446,689 shares)	-	-	4,368,416	-	-	-	364,272	4,732,688
	Warrants (267,801 units)	-	-	-	-	-	-	-	-
	Senior secured notes (0 units)	-	-	341,103	88,677	(429,780)	-	-	-
Delva Master Holdings	First lien senior secured term loan	-	-	-	901,698	-	-	(50,767)	850,931
	Preferred equity securities (1,636 shares)	-	-	-	4,386,820	-	-	3,360,200	7,747,020
	Warrants and other equity securities (10,493 units)	-	-	-	201,111	-	-	(201,431)	(320)
	Warrants and other equity securities (1,354 units)	-	-	-	3,091,496	-	-	(2,932,371)	159,125
Lasalle Staffing, LLC	First lien senior secured term loan	-	942,610	7,287,039	22,717	(100,000)	-	(58,971)	7,150,785
Microf, LLC	First lien senior secured term loan	-	(18,658)	3,427,073	287,760	(18,982)	-	67,980	3,763,831
	Preferred equity securities (0 shares)	-	-	-	-	-	-	-	-
MPUSA, LLC (dba Mission)	First lien senior secured term loan	-	31,136	1,448,543	232,297	(11,843)	-	43,243	1,712,240
	Preferred equity securities (69 shares)	-	-	-	-	-	-	-	-
	Preferred equity securities (88 shares)	-	-	1,782,334	-	-	-	(86,856)	1,695,478
Uncle John's Pride, LLC	First lien senior secured term loan	-	796,743	6,999,302	52,303	(1,818,313)	-	(117,077)	5,116,215
	First lien senior secured term loan	-	170,635	-	1,758,680	(18,108)	-	-	1,740,572
UJP Acquisition, LLC (dba Uncle John's Pride)	Warrants and other equity securities (127,215 shares)	-	-	76,329	-	-	-	(46,542)	29,787
	Preferred equity securities (2,829,787 shares)	-	-	4,532,872	-	-	-	433,405	4,966,277
USBid Inc.	First lien senior secured term loan	-	103,675	2,240,638	259,511	(84,897)	-	184,277	2,599,529
USBid Inc.	Warrants and other equity securities (204 shares)	-	-	-	-	-	-	-	-
USBid Inc. - Class A Units	Preferred equity securities (2,813 shares)	-	-	-	-	-	-	-	-
USBid Inc. - Class C Units	Preferred equity securities (9,375 shares)	-	-	-	-	-	-	-	-
USBid Inc. - Class C2 Units	Preferred equity securities (600,000 shares)	-	-	504,000	-	-	-	51,469	555,469
USBid Inc. - Class C3 Units	Preferred equity securities (2,400,000 shares)	-	-	432,000	-	-	-	723,469	1,155,469
Watt Acquisition, LLC	First lien senior secured term loan	-	300,849	2,430,200	134,362	(1,068,129)	-	128,653	1,625,086
Watt Contracting Holdings, LLC	Preferred equity securities (4,439 shares)	-	-	3,519,772	1,064,066	-	-	2,676,462	7,260,300
	Warrants and other equity securities (100,408 shares)	-	-	-	-	-	-	-	-
Total Affiliate Investments		$-	$2,653,791	$50,680,798	$13,107,372	$(3,557,948)	$-	$2,627,715	$62,857,937

(a)	Represents the total amount of interest, fees or dividends credited to income for the portion of the period an investment was included in the Affiliate category.
(b)	Gross additions include increase in the cost basis of investments resulting from purchases, PIK interest or amortization of original issue discount.
(c)	Gross reductions include decreases in the total cost basis of investments resulting from principal repayments or sales.

(12)	Ownership of certain equity investments may occur through a holding company or partnership.
(13)	Investment contains a fixed rate structure.
(14)	The Company has received 46 units of incentive shares which have no Cost or Fair Value as of December 31, 2025
(15)	Interest disclosed reflects the contractual rate of the First Out tranche under the AAL.
(16)	The interest rate on these loans is subject to 1 month SOFR, which was 3.69% as of December 31, 2025.
(17)	The interest rate on these loans is subject to 3 month SOFR, which was 3.65% as of December 31, 2025.
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

On July 29, 2025, the Company received an exemptive order from the Securities and Exchange Commission (“SEC”) that permits the Company to offer multiple classes of shares of its Common Stock (the “Multi-Class Order”). On February 25, 2026, the Company’s board of directors (the “Board”) held a meeting in which the Board, including a majority of the directors who are not “interested persons” (as defined in the 1940 Act) (“Interested Directors”), approved certain matters related to the Company’s ability to issue and sell Class D shares, Class S shares, Class I shares and Class SP shares pursuant to the Multi-Class Order (the “Multi-Class Offering”). In connection with the Multi-Class Offering, effective March 31, 2026, all issued and outstanding shares of the Company's Common Stock were reclassified as Class I shares. As of March 31, 2026, there were 10,016,984 Class I shares outstanding and no Class S, Class D or Class SP shares outstanding.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of March 31, 2026, and the reported revenue generated and expenses incurred during the reporting period. Actual results could differ from those estimates.

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

Revenue Recognition

The Company’s revenue recognition policies are as follows:

Interest income: Interest income is recorded on the accrual basis to the extent that the Company expects to collect such amounts. Interest income is accrued based upon the outstanding principal amount and contractual terms of debt investments. For the three months ended March 31, 2026 and 2025, $8,168,077 and $8,896,497, respectively, of interest income, excluding payment in kind (“PIK”) interest income, has been accrued as shown on the Consolidated Statements of Operations. As of March 31, 2026 and December 31, 2025, $3,746,723 and $3,410,139 of interest income is receivable, respectively, as shown on the Consolidated Statements of Assets and Liabilities.

Payment in-kind income: The Company has certain investments in its portfolio that contain a PIK provision, which represents contractual interest or dividends that are added to the principal balance and recorded as income. For loans and debt securities with contractual PIK, the Company generally will not accrue PIK interest for accounting purposes if the portfolio company valuation indicates that such PIK interest is not collectible. To maintain its ability to take a dividend paid deduction, the Company may need to pay out PIK non-cash income amounts in the form of distributions, even though the Company has not yet collected the cash. For the three months ended March 31, 2026 and 2025, $673,081 and $1,051,324 respectively, of PIK income has been accrued as shown on the Consolidated Statements of Operations.

Non-accrual: Loans or preferred equity securities are placed on non-accrual status when interest, PIK interest or dividend payments become 90 days or more past due, or when there is reasonable doubt that principal, interest or dividends will be collected. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Any accrued interest receivable in previous years will be written off and corresponding interest income will be reversed, as applicable. Subsequent interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal, interest, PIK interest or dividends are paid, and, in management’s judgment are likely to remain current. As of March 31, 2026, six investments, SkyBell Technologies, Inc., Consolidated Machine & Tool Holdings, LLC, Delva Master Holdings, Masterworks Electronics, Inc., Chicken Soup For The Soul, LLC and Texas Contract Manufacturing Group Inc. are on non-accrual status. As of December 31, 2025, six investments, 48forty Intermediate Holdings, Inc., SkyBell Technologies, Inc., Consolidated Machine & Tool Holdings, LLC, Delva Master Holdings, Masterworks Electronics, Inc. and Chicken Soup For The Soul, LLC were on non-accrual status. For the three months ended March 31, 2026 and the year ended December 31, 2025, $232,015 and $0 of interest receivable, respectively, was reversed as a result of these investments being on non-accrual status.

Dividend income: Dividend income to be paid in-kind on equity securities is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income paid in cash is recorded on the date declared for portfolio companies. Each distribution received from limited liability company and limited partnership interests is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For the three months ended March 31, 2026 and for the year ended December 31, 2025, the Company did not receive any return of capital distributions from its equity investments. For the three months ended March 31, 2026 and 2025, $148,972 and $221,307, respectively, of dividend income has been accrued as shown on the Consolidated Statements of Operations. As of March 31, 2026, all dividend income has been received. As of December 31, 2025, there was $62,136 of dividend income receivable.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)
(Unaudited)

Note 2. Summary of Significant Accounting Policies (continued)

Original Issue Discount: Discounts to par on portfolio securities are accreted into income over the tenor of the instrument. Any remaining discount is accreted into income upon prepayment or redemption of the instrument and the Company then amortizes such amounts using the effective interest method as interest income over the life of the investment. The unamortized discount as of March 31, 2026 and December 31, 2025, was $4,569,276 and $4,271,160, respectively. The amount of original issue discount amortized for the three months ended March 31, 2026 and 2025 was $536,637 and $775,181 respectively.

Amendment, waiver, Agency draw and consent fees, etc.: In connection with modifying credit agreements with portfolio companies to provide additional operating or borrowing flexibility, the Company may be entitled to amendment, waiver and consent fees to compensate for the potentially enhanced credit risk. Such fees will be recorded as income on the date earned and accrued to the extent the fee is to be compensated in the form of additional principal balance. For the three months ended March 31, 2026 and 2025, $0 and $87,706, respectively, of amendment fees had been earned and included in other income on the Consolidated Statements of Operations.

Early repayment and termination fees: Upon the prepayment of a loan or debt security, any unamortized premium or discount or loan origination fees are recorded as interest income. To the extent the Company receives early repayment fees in connection with pre-maturity loan agreement termination, such income will be recorded on the date of prepayment. The Company and its Advisor generally do not structure transactions with a contractual exit fee to be collected upon loan repayment at maturity. No such fees were earned during the three months ended March 31, 2026 and 2025.

Gains and Losses: Investment transactions are recorded on a trade-date basis. Realized gains or losses on portfolio investments are calculated based upon the difference between the net proceeds from the disposition and the amortized cost basis of the investment, without regard to unrealized gains or losses previously recognized. Realized gains and losses are recorded within net realized gain (loss) on investments on the Consolidated Statements of Operations. Changes in the fair value of investments from the prior period, as approved by the Board based on fair value recommendations from the Advisor in accordance with the Advisor’s valuation policy, are included within net change in unrealized gain (loss) on investments on the Consolidated Statements of Operations. For the three months ended March 31, 2026, the Company had $(7,802,110) of net realized gain (loss) on investments as represented on the Consolidated Statements of Operations. For the three months ended March 31, 2025, the Company had $1,863,881 of net realized gain (loss) on investments as represented on the Consolidated Statements of Operations.

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

The Company has adopted an “opt out” dividend reinvestment plan (“DRP”) for Stockholders. When a distribution is declared, Stockholders’ cash distributions will automatically be reinvested (net applicable withholding tax) in additional shares of the Company’s common stock (“Common Stock”) unless a Stockholder specifically “opts out” of the Company’s DRP. Stockholders may opt out of the Company’s DRP by providing notice twenty (20) business days in advance of the distribution payment date.

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

Earnings per Share

In accordance with the provisions of ASC Topic 260 – Earnings per Share, basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. The weighted average shares outstanding utilized in the calculation of earnings per share take into account share issues on the issuance date and the Company’s repurchases of its Common Stock on the repurchase date. See Note 9 for additional information on the Company’s share activity. For the three months ended March 31, 2026 and for the year ended December 31, 2025, there were no potentially dilutive common shares issued.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)
(Unaudited)

Note 2. Summary of Significant Accounting Policies (continued)

Segments

In accordance with ASC Topic 280 — Segment Reporting, the Company has determined that it has a single reporting segment and operating unit structure.

Since its commencement, the Company operates and is managed as a single reportable segment deriving returns mainly in the form of interest income, dividend income and other fees from the investments made in pursuit of its single stated investment objective. The accounting policies of the Company are consistent with those described in these Notes to Financial Statements. The chief operating decision maker (“CODM”) is represented by the chief executive officer and the chief financial officer of the Company. The CODM considers net investment income, leverage and increase or decrease in net assets resulting from operations in deciding how to deploy capital and make distributions to shareholders. Detailed financial information for the Company is disclosed within these financial statements with total assets and liabilities disclosed on the Consolidated Statements of Assets and Liabilities, investments held on the Consolidated Statements of Investments, results of operations and significant segment expenses on the Consolidated Statements of Operations and other information about the Company’s performance, including total return, portfolio turnover and ratios within the Financial Highlights in Note 12.

Cash

Cash is comprised of cash on deposit with major financial institutions. The Company places the majority of its cash with State Street Bank and Trust Company, a high credit quality institution, to minimize credit risk exposure. The Company, at times, may have cash on deposit with major financial institutions that exceeds federally insured limits.

Cash Equivalents

Cash equivalents are highly liquid investments with a current maturity of three months or less at the date of acquisition, which may include temporary investments in U.S. Treasury Bills (of varying maturities) or money market funds. There were no cash equivalents outstanding on the Company’s Consolidated Statements of Assets and Liabilities as of March 31, 2026 and December 31, 2025.

Unamortized Deferred Financing Costs

Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. Deferred financing costs are capitalized as incurred and amortized on a straight line basis to maturity of the Secured Credit Facility (as defined herein). For the three months ended March 31, 2026 and 2025, the Company had $180,939 and $137,400, respectively, of expensed financing costs included in interest and other financing fees on the Consolidated Statements of Operations. As of March 31, 2026 and December 31, 2025, the Company had $1,827,868 and $1,537,817 respectively, of unamortized deferred financing costs as shown in deferred financing cost on the Consolidated Statements of Assets and Liabilities.

Organizational and Offering Costs

Organizational and offering costs are expensed as incurred. These expenses consist primarily of legal fees and other costs incurred with Company’s share offerings, the preparation of the Company’s registration statement, and registration fees. For the three months ended March 31, 2026 and 2025, the Company had incurred no organizational costs.  As of March 31, 2026 and December 31, 2025, no organizational costs remained payable on the Consolidated Statements of Assets and Liabilities. For the three months ended March 31, 2026 and 2025, the Company incurred offering costs in the amount of $50,000 and $40,000, respectively, as shown as a component of the general and administrative fees in the Consolidated Statements of Operations. As of March 31, 2026 and December 31, 2025, $49,950 and $40,000, respectively, of offering costs incurred were included in other payables on the Consolidated Statements of Assets and Liabilities.

Custodian Fees

The Company has entered into a custody agreement with State Street Bank and Trust Company (the “Custodian”). For the three months ended March 31, 2026 and 2025, the Company incurred expenses for services provided by the Custodian of $12,000 and $9,000, respectively, which is included in professional fees on the Consolidated Statements of Operations. As of March 31, 2026 and December 31, 2025, $8,929 and $11,449, respectively, remained payable, which is included in professional fees payable on the Consolidated Statements of Assets and Liabilities.

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

To qualify as a RIC under Subchapter M of the Code, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its Stockholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses. In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending October 31 in that calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years and on which the Company paid no U.S. federal income tax. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. For the three months ended March 31, 2026 and 2025, the Company did not record any excise tax expense on the Consolidated Statements of Operations for U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current period. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. For the three months ended March 31, 2026, the Company recorded an income tax expense of $62,125 and an increase of $453,379 in deferred tax liability for the change in unrealized appreciation of investments held in the Holding Company. For the three months ended March 31, 2026, the Company recorded a $4,488,042 deferred tax liability for the unrealized appreciation of investments held in the Holding Company. For the year ended December 31, 2025, the Company recorded a $4,034,663 deferred tax liability for the unrealized appreciation of investments held in the Holding Company. The Company did not record any uncertain income tax positions for the three months ended March 31, 2026 and for the year ended December 31, 2025 on the Consolidated Statements of Assets and Liabilities.

The aggregate amortized tax basis cost of investments included on the Consolidated Schedule of Investments as of March 31, 2026 and December 31, 2025 were $385,643,930 and $387,006,204, respectively.

Recent Accounting Pronouncements

Since its commencement, the Company operates and is managed as a single reportable segment deriving returns mainly in the form of interest income, dividend income and other fees from the investments made in pursuit of its single stated investment objective. The accounting policies of the Company are consistent with those described in the Notes to Financial Statements.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)
(Unaudited)

Note 3. Investments

The following tables show the composition of the Company’s investment portfolio, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	March 31, 2026
	Amortized Cost		Fair Value
First Lien Senior Secured Loan	$319,324,997	82.8%	$302,130,532	79.1%
Senior Unsecured Notes	5,708,334	1.5	3,698,085	1.0
Preferred Equity Securities	55,646,337	14.4	67,974,382	17.8
Warrants and Other Equity Securities	2,515,593	0.7	6,281,368	1.6
Fund Investments	2,448,669	0.6	1,925,246	0.5
Total	$385,643,930	100.0%	$382,009,613	100.0%

	December 31, 2025
	Amortized Cost		Fair Value
First Lien Senior Secured Loan	$324,763,756	83.8%	$300,852,563	80.2%
Senior Unsecured Notes	5,728,949	1.5	3,763,831	1.0
Preferred Equity Securities	51,468,339	13.3	62,479,421	16.7
Warrants and Other Equity Securities	2,515,593	0.7	6,022,684	1.6
Fund Investments	2,529,567	0.7	1,925,246	0.5
Total	$387,006,204	100.0%	$375,043,745	100.0%

The following tables show the composition of the Company’s investment portfolio by geographic region, at amortized cost and fair value (with corresponding percentage of total portfolio investments). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business:

	March 31, 2026
	Amortized Cost		Fair Value
Southeast	$101,536,129	26.3%	$109,565,719	28.7%
Midwest	63,588,068	16.5	68,062,389	17.8
West	102,295,678	26.5	93,384,317	24.4
Northeast	59,169,112	15.3	51,430,101	13.5
East	31,441,055	8.2	29,099,221	7.6
Southwest	8,040,827	2.1	6,572,864	1.7
South	19,573,061	5.1	23,895,002	6.3
Total	$385,643,930	100.0%	$382,009,613	100.0%

	December 31, 2025
	Amortized Cost		Fair Value
Southeast	$105,532,002	27.2%	$103,998,979	27.7%
Midwest	60,910,065	15.7	64,907,855	17.3
West	103,275,095	26.8	94,822,761	25.3
Northeast	58,378,552	15.1	50,530,770	13.5
East	31,403,307	8.1	29,612,464	7.9
Southwest	7,836,636	2.0	6,830,412	1.8
South	19,670,547	5.1	24,340,504	6.5
Total	$387,006,204	100.0%	$375,043,745	100.0%

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)
(Unaudited)

Note 3. Investments (continued)

The following tables show the composition of the Company’s investment portfolio by industry, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	March 31, 2026
	Amortized Cost		Fair Value
Aerospace & Defense	$9,322,266	2.4%	$9,428,950	2.5%
Building Products	2,057,903	0.5	2,126,879	0.6
Chemicals	19,467,289	5.0	19,848,031	5.2
Commercial Services & Supplies	13,905,644	3.6	14,063,487	3.7
Construction & Engineering	69,097,029	18.0	81,054,857	21.2
Consumer Finance	3,675,236	1.0	3,698,085	1.0
Distributors	7,013,952	1.8	7,013,954	1.8
Diversified Financials	2,448,669	0.6	1,925,246	0.5
Diversified Telecommunication Services	23,315,782	6	20,514,218	5.4
Electrical Equipment	11,202,756	2.9	-	0.0
Entertainment	33,120,128	8.7	31,282,035	8.2
Food Products	9,627,806	2.5	11,976,037	3.1
Healthcare Providers & Services	42,019,005	10.9	40,190,344	10.5
Hotels, Restaurants & Leisure	8,103,205	2.1	8,402,226	2.2
Household Durables	4,534,395	1.2	3,867,034	1.0
Household Products	13,146,291	3.4	14,085,320	3.7
Leisure Products	5,730,322	1.5	3,379,042	0.9
Machinery	4,382,029	1.1	2,942,355	0.8
Media	19,025,011	4.9	20,423,991	5.3
Personal Products	4,520,496	1.2	4,522,415	1.2
Professional Services	43,541,682	11.3	49,217,599	12.9
Software	997,284	0.3	417,215	0.1
Specialty Retail	6,987,462	1.8	7,035,076	1.8
Trading Companies & Distributors	18,598,542	4.8	15,238,852	4.0
Transportation Infrastructure	9,803,746	2.5	9,356,365	2.4
Total	$385,643,930	100.0%	$382,009,613	100.0%

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)
(Unaudited)

Note 3. Investments (continued)

	December 31, 2025
	Amortized Cost		Fair Value
Aerospace & Defense	$9,326,539	2.3%	$8,756,759	2.4%
Building Products	2,056,099	0.5	2,056,098	0.6
Chemicals	19,494,186	5.0	19,898,602	5.4
Commercial Services & Supplies	13,882,178	3.6	14,183,797	3.8
Construction & Engineering	56,399,317	14.6	66,511,406	17.7
Consumer Finance	3,695,851	0.9	3,763,831	1.0
Distributors	14,822,272	3.8	7,300,311	1.9
Diversified Financials	2,529,567	0.7	1,925,246	0.5
Diversified Telecommunication Services	23,230,783	6.0	21,129,751	5.6
Electrical Equipment	11,193,385	2.9	877,249	0.2
Entertainment	33,166,183	8.6	31,388,774	8.4
Food Products	9,636,856	2.5	11,852,852	3.2
Healthcare Providers & Services	40,622,092	10.5	39,110,377	10.4
Hotels, Restaurants & Leisure	8,134,000	2.1	8,266,981	2.2
Household Durables	4,534,395	1.2	3,867,034	1.0
Household Products	13,061,081	3.4	13,833,981	3.7
Leisure Products	5,670,240	1.5	3,407,718	0.9
Machinery	4,382,109	1.1	3,645,509	1.0
Media	19,945,133	5.1	21,105,771	5.6
Personal Products	4,497,209	1.2	4,532,223	1.2
Professional Services	50,577,849	13.1	55,315,203	14.7
Software	997,283	0.3	640,379	0.2
Specialty Retail	6,993,393	1.8	7,052,922	1.9
Trading Companies & Distributors	18,154,523	4.7	14,804,024	3.9
Transportation Infrastructure	10,003,681	2.6	9,816,947	2.6
Total	$387,006,204	100.0%	$375,043,745	100.0%

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

The consolidated financial statements include portfolio investments at fair value of $382,009,613 and $375,043,745 as of March 31, 2026 and December 31, 2025, respectively.

The Company valued its investments in underlying funds based on its proportionate interest in net asset value (“NAV”) of the underlying funds. For the purpose of classifying the investments in underlying funds within the fair value hierarchy, the Company makes use of the practical expedient under ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or its Equivalent). As of March 31, 2026 and December 31, 2025, the Company’s investments in underlying funds amounted to $1,925,246 and $1,925,246, respectively.

U.S. GAAP requires that the Company disclose the Company’s pro-rata portion of individual securities, if available, that are reported to the Company by the underlying portfolio funds that exceed 5% of the Company’s capital balance.

The following tables present fair value measurements of investments, by major class according to the fair value hierarchy as of March 31, 2026 and December 31, 2025:

	Fair Value Measurements
March 31, 2026	Level 1	Level 2	Level 3	Total
First Lien Senior Secured Loan	$-	$-	$302,130,532	$302,130,532
Senior Unsecured Notes	-	-	3,698,085	3,698,085
Preferred Equity Securities	-	-	67,974,382	67,974,382
Warrants and Other Equity Securities	-	-	6,281,368	6,281,368
Total	$-	$-	$380,084,367	$380,084,367

	Fair Value Measurements
December 31, 2025	Level 1	Level 2	Level 3	Total
First Lien Senior Secured Loan	$-	$-	$300,852,563	$300,852,563
Senior Unsecured Notes	-	-	3,763,831	3,763,831
Preferred Equity Securities	-	-	62,479,421	62,479,421
Warrants and Other Equity Securities	-	-	6,022,684	6,022,684
Total	$-	$-	$373,118,499	$373,118,499

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

The following tables provide a reconciliation of the beginning and ending balances for investments at fair value that use Level 3 inputs for the three months ended March 31, 2026, and 2025:

	Investments
	First Lien Senior Secured Loan	Second Lien Senior Secured Loan	Senior Secured Notes	Senior Unsecured Notes	Preferred Equity Securities	Warrants and Other Equity Securities	Fund Investments	Total Investments
Balance as of December 31, 2025	$300,852,563	$-	$-	$3,763,831	$62,479,421	$6,022,684	$1,925,246	$375,043,745
Net realized gain on investments	(7,802,110)	-	-	-	-	-	-	(7,802,110)
Net change in unrealized gain (loss) on investments	6,716,728	-	-	(45,131)	1,316,963	258,684	80,898	8,328,142
Purchases of investments and other adjustments to cost (1)	16,147,719	-	-	(20,615)	-	-	-	16,127,104
Proceeds from sales of investments	-	-	-	-	-	-	(80,898)	(80,898)
Proceeds from principal repayments (2)	(9,606,370)	-	-	-	-	-	-	(9,606,370)
Transfer / Restructure of Investments(3)	(4,177,998)	-	-	-	4,177,998	-	-	-
Balance as of March 31, 2026	$302,130,532	$-	$-	$3,698,085	$67,974,382	$6,281,368	$1,925,246	$382,009,613

(1)	Includes purchases of new investments, premium and discount accretion and amortization and PIK interest.
(2)	Includes paydowns receivable from the Consolidated Statements of Assets and Liabilities
(3)	Lien conversions are fair valued at beginning of period or at time of restructure.

	Investments
	First Lien Senior Secured Loan	Second Lien Senior Secured Loan	Senior Secured Notes	Senior Unsecured Notes	Preferred Equity Securities	Warrants and Other Equity Securities	Fund Investments	Total Investments
Balance as of December 31, 2024	$304,120,042	$6,034,048	$341,103	$3,427,073	$53,603,056	$7,426,377	$2,688,619	$377,640,318
Net realized gain on investments	-	-	-	-	1,863,881	-	-	1,863,881
Net change in unrealized gain (loss) on investments	(5,513,079)	82,688	(12,378)	9,455	(1,227,465)	1,595,111	185,083	(4,880,585)
Purchases of investments and other adjustments to cost (1)	19,126,813	(21,952)	88,677	262,672	892,843	-	-	20,349,053
Proceeds from sales of investments	-	-	-	-	(4,333,421)	-	-	(4,333,421)
Proceeds from principal repayments (2)	(14,765,512)	(50,172)	-	-	-	-	-	(14,815,684)
Balance as of March 31, 2025	$302,968,264	$6,044,612	$417,402	$3,699,200	$50,798,894	$9,021,488	$2,873,702	$375,823,562

(1)	Includes purchases of new investments, premium and discount accretion and amortization and PIK interest.
(2)	Includes paydowns receivable from the Consolidated Statements of Assets and Liabilities.

The net change in unrealized gain (loss) on investments included on the Consolidated Statements of Operations for the three months ended March 31, 2026 and 2025, attributable to Level 3 investments still held as of March 31, 2026 was $970,574 and $(1,770,869), respectively.

Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period which the reclassifications occur. There were no transfers among Levels 1, 2 and 3 for the three months ended March 31, 2026 and 2025.

Purchases (including accretion, amortization, PIK interest) for the three months ended March 31, 2026 and 2025 amounted to $16,127,104 and $20,349,053, respectively.

For the three months ended March 31, 2026, the Company invested (net of original issue discount) $1,985,887 in one new portfolio company and invested $13,527,098 in 11 existing portfolio companies as reflected in the Consolidated Schedule of Investments. For the three months ended March 31, 2025, the Company invested (net of original issue discount) $12,312,500 in one new portfolio company and invested $9,866,818 in 7 existing portfolio companies as reflected in the Consolidated Schedule of Investments.

During the period ended March 31, 2026, 48Forty Holdings underwent a restructuring resulting in a new preferred equity investment and loan facilities.

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
The table below summarizes the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy as of March 31, 2026.

						Range
	Fair Value	Valuation Technique	Unobservable Input	Weighted Average Mean		Minimum		Maximum
Assets:
First Lien Senior Secured Loan	$286,748,931	Discounted Cash Flow	Discount Rate	14.4%		6.7%		25.5%
First Lien Senior Secured Loan	10,363,028	Guideline Public Company Method	Revenue Multiple	0.4	x	0.1	x	0.5	x
		Guideline Public Company Method	EBITDA Multiple	10.8	x	10.3	x	11.3	x
First Lien Senior Secured Loan	1,986,942	Transaction Price	N/A	N/A		N/A		N/A
First Lien Senior Secured Loan	3,031,633	Market Transaction	N/A	N/A		N/A		N/A
Senior Unsecured Note	3,698,085	Discounted Cash Flow	Discount Rate	14.5%		13.2%		15.7%
Preferred Equity Securities	24,753,484	Discounted Cash Flow	Discount Rate	23.6%		15.0%		37.0%
Preferred Equity Securities	33,145,042	Guideline Public Company Method	Revenue Multiple	1.33	x	0.40	x	4.80	x
		Guideline Public Company Method	EBITDA Multiple	8.86	x	4.00	x	15.25	x
Preferred Equity Securities	10,075,856	Guideline Merged & Acquired Company Method	Gross Profit Multiple	0.00	x	0.00	x	0.00	x
Warrants and Other Equity Securities	194,365	Discounted Cash Flow	Discount Rate	19.1%		15.0%		32.0%
Warrants and Other Equity Securities	6,087,003	Guideline Public Company Method	Revenue Multiple	0.9	x	0.1	x	2.79	x
Warrants and Other Equity Securities		Guideline Public Company Method	EBITDA Multiple	10.3	x	5.3	x	25.63	x
Total Level 3 Assets	$380,084,367

The table below summarizes the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy as of December 31, 2025.

						Range
	Fair Value	Valuation Technique	Unobservable Input	Weighted Average Mean		Minimum		Maximum
Assets:
First Lien Senior Secured Loans	$278,977,857	Discounted Cash Flow	Discount Rate	13.7%		5.9%		23.9%
First Lien Senior Secured Loans	23,143,096	Guideline Public Company Method	Revenue Multiple	0.5	x	0.2	x	0.9	x
		Guideline Public Company Method	EBITDA Multiple	11.0	x	10.5	x	11.5	x
First Lien Senior Secured Loans	2,267,252	Transaction Price	N/A	N/A		N/A		N/A
Senior Unsecured Notes	228,189	Discounted Cash Flow	Discount Rate	13.3%		12.1%		14.6%
Preferred Equity Securities	23,887,117	Discounted Cash Flow	Discount Rate	22.8%		13.0%		31.5%
Preferred Equity Securities	28,548,928	Guideline Public Company Method	Revenue Multiple	1.4	x	0.5	x	4.5	x
		Guideline Public Company Method	EBITDA Multiple	8.9	x	4.8	x	25.1	x
		Guideline Public Company Method	Gross Profit Multiple	-		-		-
Preferred Equity Securities	9,828,998	Guideline Merged & Acquired Company Method	Revenue Multiple	1.7	x	0.5	x	2.5	x
		Guideline Merged & Acquired Company Method	EBITDA Multiple	9.9	x	7.5	x	14.4	x
Preferred Equity Securities	214,378	Transaction Price	N/A	N/A		N/A		N/A
Warrants and Other Equity Securities	203,603	Discounted Cash Flow	Discount Rate	24.0%		15.5%		31.5%
Warrants and Other Equity Securities	5,819,080	Guideline Public Company Method	Revenue Multiple	1.0	x	0.2	x	2.5	x
		Guideline Public Company Method	EBITDA Multiple	9.3	x	4.8	x	13.5	x
Total Level 3 Assets	$373,118,499

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

An affiliated company is a company in which the Company has an ownership interest of 5% or more of its voting securities. A controlled affiliate company is a company in which the Company and its affiliated funds have an ownership interest of more than 25% of its voting securities. Please see the Company’s Consolidated Schedule of Investments for the type of investment, principal amount, interest rate including the spread, and the maturity date for investments in affiliated companies. For the three months ended March 31, 2026 and for the year ended December 31, 2025, the Advisor’s managed funds had an ownership interest of more than 25% or the Company had an ownership interest of 5% or more in companies voting securities, respectively.

Transactions related to the Company’s investments with affiliated and controlled affiliates for the three months ended March 31, 2026 and for the year ended December 31, 2025, were as follows:

The three months ended March 31, 2026	Equity Ownership Held by the Company	Equity Ownership Held by Star Mountain Affiliate Funds
Issuer:
Caregility	5.7%	28.8%
LaSalle Network	5.8%	21.9%
Uncle John’s Pride	5.6%	18.8%
USBid Inc.	13.5%	57.7%
Watt Contracting Holdings	30.2%	89.6%
Acara Home Health	2.5%	72.2%
Mission	4.3%	34.4%
Delva Master Holdings	2.7%	74.5%
Microf	0.0%	87.1%

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

Note 6. Transactions with Related Parties

Star Mountain Lower Middle-Market (Offshore) Ltd. (the “Feeder Fund”) was formed as a Cayman Islands exempted company and commenced operations on August 17, 2021. The Feeder Fund has been formed to invest all or substantially all of its investable assets in the common stock of the Company. As of March 31, 2026 and December 31, 2025, the Feeder Fund had $46,888,800 and $46,888,800 in capital committed to the Company, respectively, and an ownership percentage in the Company of 15.90% and 16.08%, respectively.

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

Management fees for the three months ended March 31, 2026 and 2025 were $1,185,892 and $1,187,647, respectively. For the three months ended March 31, 2026 and 2025, the Advisor elected to voluntarily waive $0 and $0, respectively, of such management fees. The management fees waived are not recoupable by the Advisor. There is no guarantee that the Advisor will waive management fees in the future, and the Advisor may discontinue or modify any such waivers in the future at its discretion. As of March 31, 2026 and December 31, 2025, $1,180,133 and $1,184,837 of management fees remained payable, respectively.

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

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)
(Unaudited)

Note 6. Transactions with Related Parties (continued)

Income incentive fees for the three months ended March 31, 2026 and 2025 were $167,800 and $866,402, respectively. For the three months ended March 31, 2026 and 2025 the Advisor elected to voluntarily waive $0 and $0 of such incentive fees, respectively. The incentive fees waived for the period ended March 31, 2026 are not recoupable and there is no guarantee that the Advisor will waive incentive fees in the future. The Advisor may discontinue or modify any such waivers in the future at its discretion. As of March 31, 2026 and December 31, 2025, $6,391,604 and $6,223,804, respectively, of incentive fees remained payable as shown in the Consolidated Statements of Assets and Liabilities.

Administration Fees

The Company has entered into the Administration Agreement with the Advisor, under which the Company reimburses the Administrator for its allocable portion of overhead and other expenses, including the costs of furnishing the Company with office facilities and equipment and providing clerical, bookkeeping, record-keeping and other administrative services at such facilities, and the Company’s allocable portion of the cost of the chief financial officer and chief compliance officer and their respective staffs. To the extent that the Administrator outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis, without incremental profit, to the Administrator. For the three months ended March 31, 2026 and 2025, the Company incurred reimbursement expenses of $199,222 and $180,375, respectively, included under General and Administrative fees on the Consolidated Statements of Operations. As of March 31, 2026 and December 31, 2025, $199,222 and $146,408, respectively, of reimbursement expense was payable as shown in the Consolidated Statements of Assets and Liabilities as reimbursement expense payable.

The Administrator has entered into a sub-administration agreement with SS&C Technologies, Inc. (the “Sub-Administrator”), under which the Sub-Administrator provides various accounting and administrative services to the Company. Administrative services may include maintenance of the Company’s books and records, processing of investor transactions, and calculation of the NAV. For the three months ended March 31, 2026 and 2025, the Company incurred expenses for services provided by the Sub-Administrator of $159,667 and $243,558 respectively, which is included in professional fees on the Consolidated Statements of Operations. As of March 31, 2026 and December 31, 2025, there were $159,667 and $0 payable, respectively, for expenses incurred for services provided by the Sub-Administrator.

Directors’ Fees

The Company incurs certain fees and expenses paid to the Company’s independent directors (including expenses and costs related to meetings of the independent directors); for the three months ended March 31, 2026 and 2025, directors’ expenses are $35,000 and $35,000, respectively, as shown on the Consolidated Statements of Operations. As of March 31, 2026 and December 31, 2025, $35,000 and $35,000 of directors’ expenses remained payable, respectively, which are included in professional fees payable as shown on the Consolidated Statements of Assets and Liabilities.

Distribution and Servicing Plan

Effective March 31, 2026, the Company entered into a distribution and servicing plan (“Distribution and Servicing Plan”) in compliance with Rule 12b-1 under the 1940 Act and a multiple class plan in compliance with Rule 18f-3 under the 1940 Act.

The following table shows the stockholder servicing and/or distribution fees the Company will pay to any participating brokers with respect to Class S and Class D shares on an annualized basis as a percentage of the Company’s NAV for such class pursuant to the Distribution and Servicing Plan. The stockholder servicing and/or distribution fees will be paid quarterly in arrears, calculated using the NAV of the applicable class as of the beginning of the first calendar day of the quarter.

Class	Stockholder Servicing and/or Distribution Fee as a % of NAV
Class S	0.75%
Class D	0.25%
Class I	-%
Class SP	-%

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)
(Unaudited)

Note 6. Transactions with Related Parties (continued)

No stockholder servicing or distribution fees will be paid with respect to the Class I shares and Class SP shares. Subject to FINRA limitations (as applied to the Company), the Company pays a stockholder servicing and/or distribution fee equal to 0.75% per annum of the aggregate NAV for the Class S shares, and a stockholder servicing and/or distribution fee equal to 0.25% per annum of the aggregate NAV for the Class D shares, in each case, payable quarterly in arrears.

Any placement agent will reallow (pay) all or a portion of the stockholder servicing and/or distribution fees to participating brokers and servicing brokers for ongoing services performed by such brokers, and will waive stockholder servicing and/or distribution fees to the extent a broker is not eligible to receive it for failure to provide such services. Because the stockholder servicing and/or distribution fees with respect to Class S shares and Class D shares are deducted from the gross distributions for each such share class, the per share amount of distributions on Class S, Class D, Class I and Class SP shares generally differ.

Eligibility to receive the stockholder servicing and/or distribution fee is conditioned on a broker providing the following ongoing services with respect to the Class S or Class D shares, which may include the following: assistance with recordkeeping, answering investor inquiries regarding us, including regarding distribution payments and reinvestments, helping investors understand their investments upon their request, and assistance with share repurchase requests. If the applicable broker is not eligible to receive the stockholder servicing and/or distribution fee due to failure to provide these services, any placement agent will waive the stockholder servicing fee and/or distribution that broker would have otherwise been eligible to receive. The stockholder servicing and/or distribution fees are ongoing fees that are not paid at the time of purchase.

As of March 31, 2026, all issued and outstanding shares of the Company’s Common Stock were reclassified as Class I shares. As of March 31, 2026, there were 10,016,984 Class I shares outstanding and no Class S, Class D, or Class SP shares were outstanding.

Expense Waiver Agreement

Effective March 31, 2026, the Company entered into an expense waiver agreement between the Company and the Advisor, whereby the Advisor agreed to reimburse a portion of Class SP’s expenses (excluding management fees, acquired fund fees and expenses, taxes and custody fees) equal to 0.25% of Class SP’s average quarterly net assets, on an annualized basis (the “Expense Waiver Agreement”). The Advisor may not recoup expenses reimbursed pursuant to the Expense Waiver Agreement for Class SP’s other expenses.

As of March 31, 2026, all issued and outstanding shares of the Company’s Common Stock were reclassified as Class I shares. As of March 31, 2026, there were no Class SP shares outstanding.
Note 7. Borrowings

The Secured Credit Facility

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

In May 2024, the Company extended its $200,000,000 Secured Credit Facility with Webster, the Administrative Agent, to June 30, 2028. The Secured Credit Facility carries an interest rate of 3M SOFR plus 2.9%. On June 27, 2025, the Company entered into an amendment to the Secured Credit Facility to reduce the Applicable Spread to 2.3%, plus following the occurrence and during the continuation of an Event of Default, 2.00%.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)
(Unaudited)

Note 7. Borrowings (continued)

As of March 31, 2026 and December 31, 2025, the Secured Credit Facility commitment amounts were as follows:

	As of March 31, 2026	As of December 31, 2025
Secured Credit Facility Lender	Commitment	Commitment
Webster Bank	$87,500,000	$67,500,000
Dime Community Bank	25,000,000	25,000,000
First Foundation Bank	-	20,000,000
Woodforest National Bank	20,000,000	20,000,000
Peapack-Gladstone Bank	17,000,000	17,000,000
Hanmai Bank	15,500,000	15,500,000
Apple Bank	15,000,000	15,000,000
Total Commitment	$200,000,000	$200,000,000

Borrowings can be increased to a maximum of $350 million in accordance with the Secured Credit Facility accordion feature terms and conditions and are limited by various advance rates and concentration limits.

As of March 31, 2026 and December 31, 2025, the total fair value of the borrowings outstanding under the Secured Credit Facility was $108,400,000 and $122,300,000, respectively. The fair value of the borrowings outstanding under the Secured Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.

Inclusive of syndication, agency, and administrative fees paid to Webster and fees related to the Note Purchase Agreement (as defined below), the total annualized cost of capital is estimated to be 6.3%. The Company will also pay a non-utilization fee on the average daily unused amount of the aggregate commitments until the commitment termination date (as defined in the Loan Agreement). As of March 31, 2026, the total commitments under the Secured Credit Facility were $200 million. Proceeds from borrowings under the Secured Credit Facility may be used to finance certain investments, fulfill payment obligations under the Secured Credit Facility, make distributions/payments permitted by the Loan Agreement. All amounts outstanding under the Secured Credit Facility must be repaid by June 30, 2028. The Company’s obligations to the lenders under the Secured Credit Facility are secured by a first priority security interest in substantially all of the Company’s assets, subject to certain exclusions.

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

Note Purchase Agreement

On January 2, 2026, the Company entered into a Note Purchase Agreement (“Note Purchase Agreement”) governing the issuance of $25,000,000 in aggregate principal amount of Floating Rate Senior Unsecured Notes (“Notes”) due January 15, 2029, with a floating interest rate per annum equal to the SOFR (which is based on the TSFR3M Index Screen Rate and more fully defined in the Note Purchase Agreement) plus 3.75% to a qualified institutional investor in a private placement.

Interest on the Notes will be due quarterly on the 15th day of January, April, July and October each year, beginning on April 15, 2026. The Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if applicable, a make-whole premium. In addition, the Company is obligated to offer to prepay the Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur. The Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)
(Unaudited)

Note 7. Borrowings (continued)

The Note Purchase Agreement contains customary terms and conditions for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, and a minimum asset coverage ratio of 1.50 to 1.00.

In addition, in the event that a Credit Rating Event (as defined in the Note Purchase Agreement) occurs, the Notes will bear interest at a fixed rate per annum which is 0.50% above the stated rate of the Notes from the date of the occurrence of the Credit Rating Event to and until the date on which the Credit Rating Event is no longer continuing.

The Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, certain cross-defaults or cross-acceleration under other indebtedness of the Company, certain judgments and orders and certain events of bankruptcy.

As of March 31, 2026, the fair value of the outstanding Notes was $25,000,000. The fair value determination of the Note is based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.

The components of the Company’s interest expense and other debt financing expenses, average outstanding balances and average stated interest rates (i.e. the rate in effect plus spread) were as follows:

	For the three months ended March 31,
	2026	2025
Interest expense - Secured Credit Facility	$1,563,943	$2,169,421
Interest expense - Senior Unsecured Note	457,347	-
Unused commitment fees	118,814	99,564
Amortization of deferred financing costs - Secured Credit Facility	153,514	137,400
Amortization of deferred financing costs - Senior Unsecured Note	27,425	-
Utilization fees	39,356	135,392
Total interest and other debt financing fees	$2,360,399	$2,541,777
Average debt outstanding	$129,948,889	$120,348,889
Average stated interest rate	6.31%	7.31%

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

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)
(Unaudited)

Note 8. Income Taxes (continued)
The following permanent differences were reclassified for tax purposes for the year ended December 31, 2025:

For the year ended December 31, 2025
Increase (decrease) in capital in excess of par value	$3,844,330
Increase (decrease) in accumulated undistributed (overdistributed) earnings	(3,844,330)

Taxable income generally differs from net increase (decrease) in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses and generally excludes unrealized gain (loss) on investments as investment gains and losses are not included in taxable income until they are realized. The temporary and permanent differences in the recognition of income and expenses for the year ended December 31, 2025 are primarily due to organizational cost amortization.

Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. Under the Regulated Investment Company Modernization Act of 2010, capital losses incurred after September 30, 2011 are not subject to expiration and retain their character as either short-term or long-term capital losses. As of December 31, 2025, the Company had no short-term capital loss carryforwards. As of December 31, 2025, the Company had no long-term capital loss carryforwards.

For income tax purposes, distributions paid to stockholders are reported as ordinary income, return of capital, redemption, long term capital gains or a combination thereof.

The following table provides the tax character of distributions declared for the year ended December 31, 2025:

For the year ended December 31, 2025
Ordinary income	$22,467,977
Long-term capital gains	812,178
Total	$23,280,155

As of March 31, 2026, the estimated cost basis of investment for U.S. federal income tax purposes was $385,643,930 resulting in estimated net unrealized loss of $3,634,317, comprised of estimated gross unrealized gains of $30,346,817 and gross unrealized losses of $33,981,134. As of December 31, 2025, the estimated cost basis of investment for U.S. federal income tax purposes was $390,821,061, resulting in estimated net unrealized loss of $15,777,316, comprised of estimated gross unrealized gains of $24,160,846 and gross unrealized losses of $39,938,162. As of March 31, 2026, the estimated cost basis of investment held in the Holding Company for U.S. federal income tax purposes was $27,474,575, resulting in estimated net unrealized gains of $21,371,629, comprised of estimated gross unrealized gains of $26,968,844 and gross unrealized losses of $5,597,215. As of December 31, 2025, the estimated cost basis of investment held in the Holding Company for U.S. federal income tax purposes was $27,474,575, resulting in estimated net unrealized gains of $19,212,681, comprised of estimated gross unrealized gains of $25,050,814 and gross unrealized losses of $5,838,133.

The Company recognized the following excise taxes related to the Company’s status as a RIC:

	As of March 31, 2026	As of December 31, 2025
Excise tax expense	$-	$79,746
Total	$-	$79,746

The Company recognized the following benefits (provisions) for deferred taxes on the change in unrealized appreciation and depreciation on investments held in the Holding Company:

	As of March 31, 2026	As of December 31, 2025
Benefit (provision) for taxes on unrealized appreciation (depreciation) on investments	$(453,379)	$2,059,533
Total	$(453,379)	$2,059,533

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)
(Unaudited)

Note 8. Income Taxes (continued)
As of March 31, 2026 and December 31, 2025, $4,488,042 and $4,034,663, respectively, was included in deferred tax liabilities on the Consolidated Statements of Assets and Liabilities primarily relating to deferred taxes on unrealized gains on investments held in the Company’s subsidiary and other temporary book to tax differences of the subsidiary.

Note 9. Stock Issuances

On July 29, 2025, the SEC issued the Multi-Class Order granting the Company’s application for exemptive relief from sections 18(a)(2), 18(c), 18(i) and 61(a) under the 1940 Act. Under the terms of the Multi-Class Order, effective March 31, 2026, the Company is offering Class I, Class S, Class D and Class SP shares of Common Stock under the Multi-Class Offering. Effective March 31, 2026, all issued and outstanding shares of Common Stock were reclassified as Class I shares. As of March 31, 2026, there were 10,016,984, Class I shares outstanding and no Class S, Class D or Class SP shares outstanding.

As of March 31, 2026 and December 31, 2025, the total number of shares of all classes of capital stock that the Company has the authority to issue was 200,000,000 shares of Common Stock, par value $0.001 per share.

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

For the three months ended March 31, 2026 and 2025, the Company entered into subscription agreements (collectively, the “Subscription Agreements”) with new investors, providing for the private placement of common shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase common shares up to the amount of their respective capital commitments on an as-needed basis with a minimum of 8 business days’ prior notice. As of March 31, 2026 and December 31, 2025, the Company had received capital commitments totaling $294,909,780 and $292,885,780, respectively.

As of March 31, 2026, net contributions of $287,070,558 had been made by Stockholders and $7,839,222 remained available to be drawn by the Company.

The following tables summarize the issuance of Class I shares for the three months ended March 31, 2026 and 2025:

Date	Price per share	Shares Issued	Proceeds
For the three months ended March 31, 2026
March 26, 2026	$23.34	49,191.00	$1,155,000
		49,191.00	$1,155,000

For the period ended March 31, 2025 there were no new share issuances.

Date	Price per share	Shares Issued	Proceeds
Stock issued in connection with dividend reinvestment plan
January 30, 2026	$23.48	115,306	$2,727,836
Total		115,306	$2,727,836

Date	Price per share	Shares Issued	Proceeds
Stock issued in connection with dividend reinvestment plan
January 31, 2025	$24.47	109,175	$2,671,518
		109,175	2,671,518

As of March 31, 2026, the Company received subscriptions in advance of $312,500.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)
(Unaudited)

Note 10. Discretionary Repurchase of Shares of Common Stock and Distributions

On July 29, 2025, the SEC issued the Multi-Class Order granting the Company’s application for exemptive relief from sections 18(a)(2), 18(c), 18(i) and 61(a) under the 1940 Act. Under the terms of the Multi-Class Order, effective March 31, 2026, the Company is offering Class I, Class S, Class D and Class SP shares of Common Stock under the Multi-Class Offering. Effective March 31, 2026, all issued and outstanding shares of Common Stock were reclassified as Class I shares. As of March 31, 2026, there were 10,016,984, Class I shares outstanding and no Class S, Class D or Class SP shares outstanding.

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

The following tables summarize the repurchase of Class I shares for the three months ended March 31, 2026 and 2025.

Quarter Ended	Purchase Price	Shares Repurchased	Amount
Stock repurchased in connection with tender offer
March 31, 2026	$23.34	253,072.52	$5,906,689
Total		253,072.52	$5,906,689

Quarter Ended	Purchase Price	Shares Repurchased	Amount Paid in Cash
Stock repurchased in connection with tender offer
March 31, 2025	$24.55	256,233.52	$6,290,542
Total		256,233.52	$6,290,542

The Company’s distributions are recorded on the record date. For the three months ended March 31, 2026, the following table summarizes the distribution declared on Class I shares and that remains payable as of March 31, 2026.

Date Declared	Record Date	Payment/Issuance Date	Amount Per Share	Amount Paid in Cash	Amount Settled via Newly Issued Shares	Total
For the three months ended March 31, 2026
December 30, 2025	December 31, 2025	January 30, 2026	$0.56	$3,072,262	$2,727,836	$5,800,098
March 30, 2026	March 30, 2026	May 20, 2026	$0.55	$2,985,728	$2,662,803	$5,648,531
Total			$1.11	$6,057,990	$5,390,639	$11,448,629

The following table summarizes the settlement of distributions declared and recorded as of March 31, 2025, respectively, and the subsequent payment and issuance of those distributions for the three months ended March 31, 2025 on Class I shares:

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

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)
(Unaudited)

Note 11. Commitments, Contingencies, and Risks

Commitments: As of March 31, 2026 and December 31, 2025, the Company had $11,900,441 and $5,692,616 in outstanding commitments to direct investments and $1,101,695 and $1,101,695 in outstanding commitments to fund investments, respectively.

March 31, 2026	Outstanding Commitments
Direct Investments
Ambient Enterprises Holdco LLC	$1,465,673
IPA Intermediate Co., LLC	212,766
Kelso Industries	2,331,429
MechanAir, LLC	3,557,540
The Stonewall Group LLC	3,725,329
48forty Intermediate Holdings, Inc. (Alpine Acquisition Corp)	607,704
Total Direct Investments	$11,900,441

Fund Investments
Madryn Select Opportunities, LP	$1,101,695
Total Fund Investments	$1,101,695
Total	$13,002,136

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

Management believes that the Company’s available cash balances provide sufficient funds to cover its unfunded commitments as of March 31, 2026 and December 31, 2025.

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

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)
(Unaudited)

Note 12. Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2026 and 2025:

	For the three months ended March 31, 2026
	2026	2025
Per share data:
Net asset value at beginning of period	$23.48	$24.43
Net investment income (loss) (1)	0.41	0.42
Net realized and unrealized gain (loss) (1)	-	(0.30)
Net increase (decrease) in net assets resulting from operations (1)	0.41	0.12
Stockholder distributions (2)	(0.55)	-
Dividend reinvestment plan distributions (2)	(0.26)	(0.27)
Other (3)	0.26	0.27
Net asset value at end of period	$23.34	$24.55
Net assets at end of period	$233,782,772	$238,358,817
Shares outstanding at end of period(7)	10,016,984	9,710,243
Total return (4)	1.77%	2.71%
Ratio/Supplemental data:
Ratio of expenses to average net assets before incentive fees(5)	8.26%	8.81%
Ratio of expenses to average net assets after incentive fees (5)	8.33%	9.16%
Ratio of net investment income (loss) to average net assets after incentive fees(5)	7.26%	8.14%
Portfolio turnover (6)	2.72%	4.31%

(1)	The per share data was derived by using the weighted average shares outstanding during the periods presented.
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

(5)	Ratios are annualized for periods less than one year. To the extent incentive fees and waivers are included within the ratio, they are not annualized.
(6)	Ratio is not annualized.
(7)	Effective March 31, 2026, as part of the Company's offering of multiple classes of shares of Common Stock, all shares of the Company's Common Stock issued prior to March 31, 2026 were reclassified as Class I shares of Common Stock to conform with the current period presentation. As of March 31, 2026, there were 10,016,984 Class I shares outstanding and no Class S, Class D, or Class SP shares outstanding.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)
(Unaudited)

Note 13. Subsequent Events

The Company has evaluated subsequent events through May 15, 2026, the date on which the consolidated financial statements were issued.
On March 30, 2026, the Company declared a dividend of $0.55 per share to Stockholders of record as of March 30, 2026, which will be paid in the form of cash and shares on or about May 20, 2026. On May 20, 2026, the Company will pay a total distribution of $5,648,531, of which $2,985,728 will be paid in cash and $2,662,803 in the form of shares.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Statements contained in this Quarterly Report on Form 10-Q (including those relating to current and future market conditions and trends in respect thereof) that are not historical facts are based on current expectations, estimates, projections, opinions and/or beliefs of Star Mountain Lower Middle-Market Capital Corp. (the “Company”), Star Mountain Fund Management, LLC (the “Advisor”) and Star Mountain Capital, LLC (“Star Mountain”). Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. Certain information contained in this Quarterly Report on Form 10-Q constitutes “forward-looking statements,” which can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “seek,” “expect,” “anticipate,” “project,” “estimate,” “intend,” “continue,” “target,” or “believe” or the negatives thereof or other variations thereon or comparable terminology. Due to various risks and uncertainties, actual events or results or the actual performance of the Company may differ materially from those reflected or contemplated in such forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond the Company’s control and are difficult to predict, that could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including, without limitation, the risks, uncertainties and other factors the Company identifies in the section entitled “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2025 and in “Item 1A. Risk Factors” in Part II of our subsequently filed Quarterly Reports on Form 10-Q and in the Company’s filings with the Securities and Exchange Commission (“SEC”).

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

The Company’s investments are subject to a number of risks. See “Part I. Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 as filed with the SEC on March 31, 2026.

Portfolio and Investment Activity:

For the three months ended March 31, 2026, the Company invested (net of original issue discount) $1,985,887 in one new portfolio company and invested $13,527,098 in 11 existing portfolio companies as reflected in the Consolidated Schedule of Investments. For the three months ended March 31, 2025, the Company invested (net of original issue discount) $12,312,500 in one new portfolio company and invested $ 9,866,818 in 7 existing portfolio companies as reflected in the Consolidated Schedule of Investments.

The Company had $9,606,371 in principal repayments for the three months ended March 31, 2026. An amount of $9,037,256 was received in cash as of March 31, 2026 (with the remaining balance as the change in receivable from December 31, 2025). The Company had $14,815,684 in principal repayments for the three months ended March 31, 2025. An amount of $15,157,155 was received in cash as of March 31, 2025 (with the remaining balance as the change in receivable from December 31, 2024).

As of March 31, 2026 and December 31, 2025, the Company’s investments consisted of the following:

	March 31, 2026		December 31, 2025
Fair Value:
First Lien Senior Secured Loan	$302,130,532	82.80%	$300,852,563	80.20%
Senior Unsecured Notes	3,698,085	1.50	3,763,831	1.00
Preferred Equity Securities	67,974,382	14.40	62,479,421	16.70
Warrants and Other Equity Securities	6,281,368	0.70	6,022,684	1.60
Fund Investments	1,925,246	0.60	1,925,246	0.50
Total	$382,009,613	100.00%	$375,043,745	100.00%

The table below describes investments by industry composition based on fair value as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
Fair Value:
Aerospace & Defense	$9,428,950	2.50%	$8,756,759	2.40%
Building Products	2,126,879	0.60	2,056,098	0.60
Chemicals	19,848,031	5.20	19,898,602	5.40
Commercial Services & Supplies	14,063,487	3.70	14,183,797	3.80
Construction & Engineering	81,054,857	21.20	66,511,406	17.70
Consumer Finance	3,698,085	1.00	3,763,831	1.00
Distributors	7,013,954	1.80	7,300,311	1.90
Diversified Financials	1,925,246	0.50	1,925,246	0.50
Diversified Telecommunication Services	20,514,218	5.40	21,129,751	5.60
Electrical Equipment	-	-	877,249	0.20
Entertainment	31,282,035	8.20	31,388,774	8.40
Food Products	11,976,037	3.10	11,852,852	3.20
Healthcare Providers & Services	40,190,344	10.50	39,110,377	10.40
Hotels, Restaurants & Leisure	8,402,226	2.20	8,266,981	2.20
Household Durables	3,867,034	1.00	3,867,034	1.00
Household Products	14,085,320	3.70	13,833,981	3.70
Leisure Products	3,379,042	0.90	3,407,718	0.90
Machinery	2,942,355	0.80	3,645,509	1.00
Media	20,423,991	5.30	21,105,771	5.60
Personal Products	4,522,415	1.20	4,532,223	1.20
Professional Services	49,217,599	12.90	55,315,203	14.70
Software	417,215	0.10	640,379	0.20
Specialty Retail	7,035,076	1.80	7,052,922	1.90
Trading Companies & Distributors	15,238,852	4.00	14,804,024	3.90
Transportation Infrastructure	9,356,365	2.40	9,816,947	2.60
Total	$382,009,613	100.00%	$375,043,745	100.00%

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

The following table shows the distribution of the Company’s investments on the 1 to 5 investment performance risk rating scale as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments	Investments at Fair Value	Percentage of Total Investments
1	$70,378,329	18.40%	$70,383,783	18.80%
2	188,835,829	49.40	170,700,370	45.50
3	102,202,622	26.80	73,906,574	19.70
4	12,141,080	3.20	51,139,493	13.60
5	8,451,753	2.20	8,913,525	2.40
Total	$382,009,613	100.00%	$375,043,745	100.00%

Results of Operations:

The following table represents the operating results for the three months ended March 31, 2026 and 2025:

	For the three months ended March 31,
	2026	2025
Total investment income	$9,185,443	$10,347,315
Total expenses	5,033,959	6,132,727
Net investment income	4,151,484	4,214,588
Net realized gain (loss) on investments	(7,802,110)	1,863,881
Net change in unrealized gain (loss) on investments	8,328,142	(4,880,585)
Benefit (provision) for taxes on unrealized appreciation (depreciation) on investments	(453,379)	(50,148)
Net increase (decrease) in net assets resulting from operations	$4,224,137	$1,147,736

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

Investment Income:

The composition of the Company’s investment income was as follows for the three months ended March 31, 2026 and 2025:

	For the three months ended March 31,
	2026	2025
Non-controlled/non-affiliate investment income
Interest income	$7,750,256	$8,034,188
PIK interest income	359,635	839,888
Other income	164,457	221,307
Dividend income	148,972	178,187
Controlled/affiliate investment income
Interest income	417,821	862,309
PIK interest income	313,446	211,436
Other income	30,856	-
Total investment income	$9,185,443	$10,347,315

Operating Expenses:

The composition of the Company’s operating expenses was as follows for the three months ended March 31, 2026 and 2025:

	For the three months ended March 31,
	2026	2025

Interest and other financing fees	$2,360,399	$2,541,777
Management fees (Note 6)	1,185,892	1,187,647
Professional fees	479,125	598,046
Incentive fees (Note 6)	167,800	866,402
General and administrative fees	307,476	260,380
Legal expenses	436,142	86,060
Director expenses	35,000	35,000
Total Expenses	$4,971,834	$5,575,312

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

To qualify as a RIC under Subchapter M of the Code, the Company must, among other things, meet certain source-of-income and asset diversification requirements.  In addition, to qualify for RIC tax treatment, the Company must distribute to its Stockholders, for each taxable year, at least 90.0% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses.  In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98.0% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one year period ending October 31 in that calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years and on which the Company paid no U.S. federal income tax. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4.0% nondeductible U.S. federal excise tax on this income. For the three months ended March 31, 2026, the Company did not record an expense for U.S. federal excise tax. For the year ended December 31, 2025, the Company recorded a net expense on the Consolidated Statements of Operations for U.S. federal excise tax of $79,746.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”).  ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements.  ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year.  It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense.  For the three months ended March 31, 2026 and for the year ended December 31, 2025, the Company recorded a $453,379 and $50,148 deferred tax liability for the unrealized appreciation of investments held in the Holding Company, respectively.

Net Increase (Decrease) in Net Assets Resulting from Operations:

For the three months ended March 31, 2026, the net increase (decrease) in net assets resulting from operations was $4,224,137. Based on the weighted average Class I shares of Common Stock outstanding for the three months ended March 31, 2026, the Company’s Class I per share net increase (decrease) in net assets resulting from operations was $0.41.

For the three months ended March 31, 2025, the net increase (decrease) in net assets resulting from operations was $1,147,736. Based on the weighted average Class I shares of Common Stock outstanding for the three months ended March 31, 2025, the Company’s Class I per share net increase (decrease) in net assets resulting from operations was $0.12.

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

Financial Condition, Liquidity and Capital Resources:

The Company will generate cash primarily from the net proceeds generated from private offerings, and from cash flows from fees, interest and dividends earned from investments and principal repayments, proceeds from sales of investments and borrowings under the Company’s Secured Credit Facility. The Company’s primary use of funds will be direct credit and equity investments in SMBs, payments of expenses and distributions to holders of the Company’s Common Stock and, to a lesser extent, the Company may invest in limited partnership interests of funds focused on making investments in SMBs. As of March 31, 2026 and December 31, 2025, the Company had approximately $6.2 million and $5.5 million, respectively, in cash on deposit with financial institutions and $133.4 million and $122.3 million, respectively, in debt outstanding.

In accordance with the 1940 Act, the Company generally is required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all borrowings and any preferred stock that may be issued in the future, of at least 150%. If this ratio declines below 150%, the Company cannot incur additional debt and could be required to sell a portion of the Company’s investments to repay some debt when it is disadvantageous to do so. On May 14, 2021, Stockholders of the Company approved the adoption of the 150% threshold pursuant to Section 61(a)(2) of the 1940 Act and such election became effective that same day. As of March 31, 2026 and December 31, 2025, the Company's asset coverage for total borrowings and other senior securities was 278.6% and 209%, respectively.

Capital Contributions:

For the three months ended March 31, 2026 and for the year ended December 31, 2025, the Company entered into subscription agreements (collectively, the “Subscription Agreements”) with new investors, providing for the private placement of common shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase common shares up to the amount of their respective capital commitments on an as-needed basis with a minimum of 8 business days’ prior notice. As of March 31, 2026 and December 31, 2025, the Company had received capital commitments totaling $294,909,780 and $292,885,780, respectively.

The following tables summarize the issuance of Class I shares for the three months ended March 31, 2026 and 2025:

Date	Price per share	Shares Issued	Proceeds
For the three months ended March 31, 2026
March 26, 2026	$23.34	49,191.00	$1,155,000
		49,191.00	$1,155,000

For the period ended March 31, 2025, there were no new share issuances.

Date	Price per share	Shares Issued	Proceeds
Stock issued in connection with dividend reinvestment plan
January 30, 2026	$23.48	115,306	$2,727,836
Total		115,306	$2,727,836

Date	Price per share	Shares Issued	Proceeds
Stock issued in connection with dividend reinvestment plan
January 31, 2025	$24.47	109,175	$2,671,518
		109,175	2,671,518

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

The Company has adopted an “opt out” dividend reinvestment program (“DRP”) for Stockholders. When a distribution is declared, Stockholders’ cash distributions will automatically be reinvested (net applicable withholding tax) in additional shares of Common Stock unless a Stockholder specifically “opts out” of the Company’s DRP. Stockholders may opt out of the Company’s DRP by providing notice twenty (20) business days in advance of the distribution payment date.

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

The following table summarizes the settlement of distributions declared and recorded on Class I shares for the three months ended March 31, 2026 and the subsequent payment and issuance of those distributions for the three months ended March 31, 2026:

Date Declared	Record Date	Payment/Issuance Date	Amount Per Share	Amount Paid in Cash	Amount Settled via Newly Issued Shares	Total
For the three months ended March 31, 2026
December 30, 2025	December 31, 2025	January 30, 2026	$0.56	$3,072,262	$2,727,836	$5,800,098
March 30, 2026	March 30, 2026	May 20, 2026	$0.55	$2,985,728	$2,662,803	$5,648,531
Total			$1.11	$6,057,990	$5,390,639	$11,448,629

The following table summarizes the settlement of distributions declared and recorded as of March 31, 2025, respectively, and the subsequent payment and issuance of those distributions for the three months ended March 31, 2025 on Class I shares:

Date Declared	Record Date	Payment/Issuance Date	Amount Per Share	Amount Paid in Cash	Amount Settled via Newly Issued Shares	Total
For the three months ended March 31, 2025:
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

Expense Waiver Agreement

Effective March 31, 2026, the Company entered into an expense waiver agreement between the Company and the Advisor, whereby the Advisor agreed to reimburse a portion of Class SP’s expenses (excluding management fees, acquired fund fees and expenses, taxes and custody fees) equal to 0.25% of Class SP’s average quarterly net assets, on an annualized basis (the “Expense Waiver Agreement”).

See “Note 6. Transactions with Related Parties” to our Consolidated Financial Statements for additional information regarding the Advisory Agreement, the Administration Agreement, Expense Waiver Agreement and the fee arrangements thereunder.

The Secured Credit Facility

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

As of March 31, 2026 and December 31, 2025, the Secured Credit Facility commitment amounts were as follows:

	As of March 31, 2026	As of December 31, 2025
Webster Bank	$87,500,000	$67,500,000
Dime Community Bank	25,000,000	25,000,000
First Foundation Bank	-	20,000,000
Woodforest National Bank	20,000,000	20,000,000
Peapack-Gladstone Bank	17,000,000	17,000,000
Hanmai Bank	15,500,000	15,500,000
Apple Bank	15,000,000	15,000,000
Total Commitment	$200,000,000	$200,000,000

Borrowings can be increased to a maximum of $350 million in accordance with the Secured Credit Facility accordion feature terms and conditions and are limited by various advance rates and concentration limits.

As of March 31, 2026 and December 31, 2025, the total fair value of the borrowings outstanding under the Secured Credit Facility was $108,400,000  and $122,300,000, respectively.

Inclusive of syndication, agency, and administrative fees paid to Webster, the total annualized cost of capital is estimated to be 6.3%. The Company will also pay a non-utilization fee on the average daily unused amount of the aggregate commitments until the commitment termination date (as defined in the Loan Agreement). As of March 31, 2026, the total commitments under the Secured Credit Facility were $200 million. Proceeds from borrowings under the Secured Credit Facility may be used to finance certain investments, fulfill payment obligations under the Secured Credit Facility, make distributions/payments permitted by the Loan Agreement. All amounts outstanding under the Secured Credit Facility must be repaid by June 30, 2028. The Company’s obligations to the lenders under the Secured Credit Facility are secured by a first priority security interest in substantially all of the Company’s assets, subject to certain exclusions.

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

Note Purchase Agreement

On January 2, 2026, the Company entered into a Note Purchase Agreement (“Note Purchase Agreement”) governing the issuance of $25,000,000 in aggregate principal amount of Floating Rate Senior Unsecured Notes due January 15, 2029 (“Notes”), with a floating interest rate per annum equal to the SOFR (which is based on the TSFR3M Index Screen Rate and more fully defined in the Note Purchase Agreement) plus 3.75% to a qualified institutional investor in a private placement.

Interest on the Notes will be due quarterly on the 15th day of January, April, July and October each year, beginning on April 15, 2026. The Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if applicable, a make-whole premium. In addition, the Company is obligated to offer to prepay the Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur. The Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.

The Note Purchase Agreement contains customary terms and conditions for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, and a minimum asset coverage ratio of 1.50 to 1.00.

In addition, in the event that a Credit Rating Event (as defined in the Note Purchase Agreement) occurs, the Notes will bear interest at a fixed rate per annum which is 0.50% above the stated rate of the Notes from the date of the occurrence of the Credit Rating Event to and until the date on which the Credit Rating Event is no longer continuing.

The Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, certain cross-defaults or cross-acceleration under other indebtedness of the Company, certain judgments and orders and certain events of bankruptcy.

As of March 31, 2026, the fair value of the outstanding Floating Rate Senior Unsecured Notes was $25,000,000. The fair value determination of the Floating Rate Senior Unsecured Note is based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.

The fair value of the borrowings outstanding under the Secured Credit Facility and Notes is based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. The components of the Company’s interest expense and other debt financing expenses, average outstanding balances and average stated interest rates (i.e. the rate in effect plus spread) were as follows:

	For the three months ended March 31,
	2026	2025
Interest expense - Secured Credit Facility	$1,563,943	$2,169,421
Interest expense - Senior Unsecured Note	457,347	-
Unused commitment fees	118,814	99,564
Amortization of deferred financing costs - Secured Credit Facility	153,514	137,400
Amortization of deferred financing costs - Senior Unsecured Note	27,425	-
Utilization fees	39,356	135,392
Total interest and other debt financing fees	$2,360,399	$2,541,777
Average debt outstanding	$129,948,889	$120,348,889
Average stated interest rate	6.31%	7.31%

The unused fees payable and interest expense payable as of March 31, 2026 and December 31, 2025 are included in the credit facility interest payable on the Consolidated Statements of Assets and Liabilities. The utilization fees payable as of March 31, 2026 and December 31, 2025 are included in other payables on the Consolidated Statements of Assets and Liabilities.

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

Assuming that the Consolidated Statements of Assets and Liabilities as of March 31, 2026 was to remain constant and that we took no actions to alter the Company’s existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change in Interest Rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in net investment income
Down 100 basis points	$(2,799,123)	$(1,334,000)	$(1,465,123)
Down 50 basis points	(1,438,631)	(667,000)	(771,631)
Down 25 basis points	(719,315)	(333,500)	(385,815)
Up 25 basis points	719,315	333,500	385,815
Up 50 basis points	1,452,096	667,000	785,096
Up 100 basis points	2,928,386	1,334,000	1,594,386
Up 200 basis points	5,880,966	2,668,000	3,212,966
Up 300 basis points	8,833,547	4,002,000	4,831,547

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

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2026. It should be noted that any system of controls, regardless of design and execution, can provide only reasonable assurance of achieving the desired control objectives.

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

There have been no material changes during the three months ended March 31, 2026 to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 31, 2026, except as set forth below. If any of such changes or risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the value of our securities could decline, and you may lose all or part of your investment.

Illiquid Nature of the Company’s Common Stock and Restrictions on Withdrawal

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

At the discretion of the Board, the Company commenced a share repurchase program in which the Advisor will, in its commercially reasonable judgment subject to market conditions, cause the Company to offer to repurchase shares from Stockholders on a quarterly basis in an amount not to exceed 2.5% of the Company’s net asset value. In recent periods, there has been heightened scrutiny and growing negative sentiment in respect of the private credit market, driven by concerns over liquidity, concentration risk and valuation uncertainty, which may result in an increase in the volume of repurchase requests the Company receives.

Significant repurchase requests, whether for a single period or for a sustained period, by Stockholders could adversely affect our ability to conduct our investment program, strain our capacity to source investment opportunities and/or deploy capital promptly on attractive terms and/or increase operational complexity and/or expenses. In addition, Stockholders seeking liquidity may experience delays in fully liquidating their investments and will remain subject to net asset value fluctuations during such periods. Additionally, the presence of large Stockholders or platform concentrations may increase the likelihood of oversubscription in future repurchase offers, further constraining liquidity available to other Stockholders.

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

During the fiscal quarter ended March 31, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

3.1 Certificate of Incorporation (incorporated by reference to the Company’s Form 10 Registration Statement filed on May 7, 2021)

3.1.1 Certificate of Conversion to a Corporation (incorporated by reference to the Company’s Form 10 Registration Statement filed on May 7, 2021)

3.2 By-Laws (incorporated by reference to the Company’s Form 10 Registration Statement filed on May 7, 2021)

4.1 Form of Subscription Agreement (incorporated by reference to the Company’s Annual Report on Form 10K, filed with the SEC on March 31, 2026)

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

10.9 Fourth Amendment to Loan and Servicing Agreement, dated as of May 9, 2024, by and among the Company, as Borrower, and Webster Bank, N.A. (f/k/a Sterling National Bank), as Collateral Agent, Administrative Agent, Swing Lender, and Sole Lead Arranger, and the Lenders party thereto (incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 15, 2024)

10.10 Fifth Amendment to Loan and Servicing Agreement, dated as of June 27, 2025, by and among the Company, as Borrower, and Webster Bank, N.A. (f/k/a Sterling National Bank), as Collateral Agent, Administrative Agent, Swing Lender, and Sole Lead Arranger, and Lenders party thereto (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on July 1, 2025)

10.11 Note Purchase Agreement, dated as of January 2, 2026, between the Company and the purchasers party thereto (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on January 2, 2026)

10.12 Star Mountain Lower Middle-Market Capital Corp. Distribution and Servicing Plan (incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2026)

10.13 Star Mountain Lower Middle-Market Capital Corp. Class SP Shares Expense Support Agreement (incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2026)

31.1* Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2* Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1** Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2** Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Star Mountain Lower Middle-Market Capital Corp.

Date: May 15, 2026	By:	/s/ Brett A. Hickey
	Name:	Brett A. Hickey
	Title:	Chief Executive Officer and President

Date: May 15, 2026	By:		/s/ Christopher J. Gimbert
		Name:	Christopher J. Gimbert
		Title:	Chief Financial Officer