Form 10-Q
period 2026-06-30
Star Mountain Lower Middle-Market Capital Corp
filed 2026-08-13
CIK 1786835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The number of shares of registrant’s common stock (“Common Stock”), $0.001 par value per share, outstanding as of August 13, 2026, was 5,273,674, 4,651,024, 0 and 0 of Class I, Class SP, Class S and Class D common shares, respectively.

1

Part I. Financial Information

Item 1. Financial Statements.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Consolidated Statements of Assets and Liabilities

	June 30, 2026 (unaudited)	December 31, 2025
ASSETS
Non-controlled/non-affiliate investments at fair value (amortized cost of $356,232,908 and $324,546,406 as of June 30, 2026 and December 31, 2025, respectively)	$351,784,704	$312,185,808
Controlled/affiliate investments at fair value (amortized cost of $56,385,494 and $62,459,798 as of June 30, 2026 and December 31, 2025, respectively)	59,311,611	62,857,937
Interest receivable	5,049,145	3,410,139
Cash	3,390,592	5,470,978
Deferred financing cost - Credit facility	1,229,083	1,537,817
Deferred financing cost - Unsecured Note	414,759	-
Paydown receivable	194,109	392,623
Receivable for investments sold	104,359	367,810
Due from affiliate	68,271	-
Other receivable	57,498	57,498
Prepaid expenses	47,518	42,423
Dividend receivable	-	62,136
Due from feeder fund	-	765
Total assets	421,651,649	386,385,934

LIABILITIES

Credit facility payable	137,450,000	122,300,000
Unsecured Note payable	25,000,000	-
Incentive fees payable (Note 6)	6,922,004	6,223,804
Redemptions payable	5,858,040	5,903,771
Distributions payable	5,643,882	5,800,098
Deferred tax liabilities	5,004,352	4,034,663
Credit facility interest payable	2,018,382	1,869,030
Professional fees payable	721,669	659,177
Management fees payable (Note 6)	507,262	1,184,837
Unsecured Note interest payable	387,003	-
Reimbursement expense payable	277,108	146,408
Legal fees payable	156,176	33,735
Other payables	20,386	73,008
Subscriptions received in advance	12,500	467,500
Taxes payable	-	64,147
Trade payable	-	394,737
Total liabilities	189,978,764	149,154,915

Commitments and contingencies (Note 11)

Net assets	$231,672,885	$237,231,019

NET ASSETS
Common shares, $0.001 par value (200,000,000 shares authorized, 9,924,698 and 10,105,559 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively)	$9,925	$10,106
Additional paid-in capital	252,388,984	256,564,590
Accumulated undistributed (overdistributed) earnings	(20,726,024)	(19,343,677)
Total net assets	$231,672,885	$237,231,019

Class I Shares
Net assets	$123,105,872	$237,231,019
Shares issued and outstanding	5,273,674	10,105,559
Net asset value per share	$23.34	$23.48

Class SP Shares
Net assets	108,567,013	-
Shares issued and outstanding	4,651,024	-
Net asset value per share	$23.34	$-

See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Consolidated Statements of Operations

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Non-controlled/non-affiliate investment income:
Interest income	$8,173,340	$8,485,427	$15,923,596	$16,519,615
PIK interest income	396,860	668,499	756,495	1,508,387
Dividend income	348,926	467,432	497,898	688,739
Other income	68,701	259,042	233,158	437,229
Controlled/affiliate investment income:
Interest income	433,027	583,029	850,848	1,445,338
PIK interest income	159,654	213,641	473,100	425,077
Other income	-	32,860	30,856	32,860
Total investment income:	9,580,508	10,709,930	18,765,951	21,057,245

Operating expenses:
Interest and other financing fees	2,661,352	1,298,543	5,021,751	3,840,320
Management fees (Note 6)	1,257,262	1,173,157	2,443,154	2,360,804
Incentive fees (Note 6)	530,401	1,275,636	698,201	2,142,038
Professional fees	504,649	411,817	983,774	1,009,862
General and administrative fees	390,643	230,036	698,119	490,416
Legal expenses	240,860	106,960	677,002	193,020
Director expenses	35,000	35,000	70,000	70,000
Total expenses before fee waiver	5,620,167	4,531,149	10,592,001	10,106,460
Expense waiver (Note 6)	(68,271)	-	(68,271)	-
Total expenses, net of fee waiver	5,551,896	4,531,149	10,523,730	10,106,460
Net investment income before taxes	4,028,612	6,178,781	8,242,221	10,950,785
Income tax expense (benefit)	(61,397)	165,000	728	722,415
Net investment income	4,090,009	6,013,781	8,241,493	10,228,370

Net gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliate investments	-	2,488,217	(7,802,110)	4,352,098
Net realized gain (loss) on investments	-	2,488,217	(7,802,110)	4,352,098

Net change in unrealized gain (loss):
Non-controlled/non-affiliate investments	166,178	(6,267,638)	7,912,394	(11,544,151)
Controlled/affiliate investments	1,946,052	643,864	2,527,978	1,039,791
Net change in unrealized gain (loss) on investments	2,112,230	(5,623,774)	10,440,372	(10,504,360)

Net gain (loss)	2,112,230	(3,135,557)	2,638,262	(6,152,262)

Benefit (provision) for taxes on unrealized appreciation (depreciation) on investments	(516,310)	1,760,115	(969,689)	1,709,967
Net increase (decrease) in net assets resulting from operations	$5,685,929	$4,638,339	$9,910,066	$5,786,075

Per common share data:
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.56	$0.30	$0.98	$0.48
Weighted average shares outstanding - basic and diluted	10,082,964	10,056,451	10,133,291	9,992,201

See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Consolidated Statements of Changes in Net Assets

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Net increase (decrease) in net assets resulting from operations
Net investment income	$4,090,009	$6,013,781	$8,241,493	$10,228,370
Net realized gain (loss)	-	2,488,217	(7,802,110)	4,352,098
Net change in unrealized gain (loss) on investments	2,112,230	(5,623,774)	10,440,372	(10,504,360)
Benefit (provision) for taxes on unrealized appreciation (depreciation) on investments	(516,310)	1,760,115	(969,689)	1,709,967
Net increase (decrease) in net assets resulting from operations	5,685,929	4,638,339	9,910,066	5,786,075

Distributions declared to stockholders
Class I	(2,997,537)	(5,738,790)	(8,646,068)	(5,738,790)
Class SP	(2,646,345)	-	(2,646,345)	-
Net decrease in net assets resulting from distributions	(5,643,882)	(5,738,790)	(11,292,413)	(5,738,790)

Share transactions*
Class I
Transfer out**	(108,671,913)	-	(108,671,913)	-
Issuance of common shares	1,064,000	10,935,518	2,219,000	10,935,518
Purchases of shares in repurchase offer	(4,117,613)	(5,932,958)	(10,024,302)	(12,223,500)
Stock issued in connection with dividend reinvestment plan	2,642,106	2,786,818	5,369,942	5,458,336
Conversion of shares***	(1,619,721)	-	(1,619,721)	-
Net increase (decrease) from share transactions - Class I	(110,703,141)	7,789,378	(112,726,994)	4,170,354
Class SP
Transfer in**	108,671,913	-	108,671,913	-
Purchases of shares in repurchase offer	(1,740,427)	-	(1,740,427)	-
Conversion of shares***	1,619,721	-	1,619,721	-
Net increase (decrease) from share transactions - Class SP	108,551,207	-	108,551,207	-
Net increase (decrease) from share transactions	(2,151,934)	7,789,378	(4,175,787)	4,170,354
Total increase (decrease) in net assets	(2,109,887)	6,688,927	(5,558,134)	4,217,639
Net assets, beginning of period	233,782,772	238,358,817	237,231,019	240,830,105
Net assets, end of period	$231,672,885	$245,047,744	$231,672,885	$245,047,744

* On March 31, 2026, all issued and outstanding shares of the Company's Common Stock were reclassified as Class I Shares.

** On May 20, 2026, the Company converted 4,656,219 existing shareholders Class I shares to Class SP shares with an aggregate net asset value of $108,671,913.

*** On May 20, 2026 and May 29, 2026, respectively, the Company converted 56,543 and 12,853 Class I shares to Class SP shares with an aggregate net asset value, respectively, of $1,319,721 and $300,000.

See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended June 30,
	2026	2025
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$9,910,066	$5,786,075
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments	7,802,110	(4,352,098)
Net change in unrealized (gain) loss on investments	(10,440,372)	10,504,360
Net accretion of discounts and amortization of premiums	(759,095)	(1,444,728)
Purchases of investments	(44,956,488)	(25,732,737)
Proceeds from sales of investments	80,898	7,393,779
Proceeds from principal payments	13,648,486	35,043,274
Amortization of deferred financing costs	364,965	307,750
Payment-in-kind interest income	(1,229,595)	(1,933,464)
Changes in operating assets and liabilities:
Interest receivable	(1,639,006)	(827,415)
Other receivables	-	(1,182,154)
Receivable for investments sold	263,451	-
Prepaid expenses	(5,095)	(27,890)
Due from affiliates	(68,271)
Dividend receivable	62,136	-
Due from feeder fund	765	-
Trade payable	(394,737)	-
Taxes payable	(64,147)	391,259
Management fees payable (Note 6)	(677,575)	303,295
Incentive fees payable (Note 6)	698,200	2,142,038
Credit facility interest payable	149,352	40,098
Unsecured Note interest payable	387,003	-
Professional fees payable	62,492	189,988
Deferred tax liabilities	969,689	(1,709,967)
Other payables	(52,622)	(900,145)
Legal fees payable	122,441	29,052
Reimbursement expense payable	130,700	78,732
Net cash provided by (used in) operating activities	(25,634,249)	24,099,102

Cash flows from financing activities:
Proceeds from issuance of common shares, including subscriptions received in advance	1,764,000	10,968,018
Payments in repurchase of shares	(11,810,460)	(11,905,560)
Proceeds from credit facility	71,350,000	33,700,000
Repayments of credit facility	(56,200,000)	(47,500,000)
Proceeds from unsecured note	25,000,000	-
Distributions paid	(6,078,687)	(5,524,867)
Deferred financing and debt issuance costs paid	(470,990)	15,625
Net cash provided by (used in) financing activities	23,553,863	(20,246,784)

Net increase (decrease) in Cash	(2,080,386)	3,852,318
Cash, beginning of period	5,470,978	4,028,665
Cash, end of period	$3,390,592	$7,880,983

Supplemental information and non-cash activities:
Non cash operating activities:
Interest received in kind	$1,229,595	$1,933,464
Supplemental and non cash financing activities:
Shares issued from dividend reinvestment plan (see Note 10)	$5,369,942	$5,458,336
Supplemental Information:
Cash paid for interest	$3,846,154	$4,308,148

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Consolidated Schedule of Investments

June 30, 2026

(Unaudited)

Portfolio Company (1)(2)(3)(4)(5)(6)	Footnotes	Spread Above Index (7)	Interest Rate	Acquisition Date	Maturity	Principal, Shares, Units	Amortized Cost (8)	Fair Value (9)	% of Net Assets
Investments
Non-controlled/non-affiliate investments
First lien senior secured term loan
Aerospace & Defense
Consolidated Machine & Tool Holdings, LLC	(17)(20)(21)	S + 13.01% PIK	16.74% PIK	1/15/2020	1/15/2025	467,915	$585,091	$-	0.0%
Consolidated Machine & Tool Holdings, LLC	(17)(20)(21)	-	20.00% PIK	11/22/2023	1/15/2025	30,319	62,094	-	0.0
Consolidated Machine & Tool Holdings, LLC	(17)(20)(21)	-	11.00% PIK	11/22/2023	6/30/2026	38,003	25,452	-	0.0
Consolidated Machine & Tool Holdings, LLC	(13)(17)(21)	-	11.00% Cash	5/22/2024	6/30/2026	54,317	68,504	-	0.0
						590,554	741,141	-	0.0
Building Products
Built by Grid, LLC	(10)(15)	S + 7.15%	10.88%	12/5/2025	12/5/2030	1,883,561	1,845,350	1,890,342	0.8
						1,883,561	1,845,350	1,890,342	0.8
Chemicals
Douglas Products and Packaging Company, LLC	(10)(14)	S + 8.04%	11.69%	9/20/2023	9/20/2028	14,587,500	14,325,359	14,587,500	6.3
Douglas Products and Packaging Company, LLC	(10)(14)	S + 7.65%	11.30%	8/28/2025	9/20/2028	5,209,875	5,116,258	5,209,875	2.2
						19,797,375	19,441,617	19,797,375	8.5
Commercial Services & Supplies
Swyft AcquireCo LLC (dba Swyft Filings)	(10)(15)	S + 2.75%	6.48%	12/20/2021	12/20/2027	282,252	281,923	282,252	0.1
Swyft AcquireCo LLC (dba Swyft Filings)	(10)(15)	S + 7.63%	11.36%	12/20/2021	12/20/2027	3,682,383	3,662,633	3,638,563	1.6
Versar Inc.	(10)(15)	S + 9.46%	13.19%	8/4/2023	8/4/2028	10,000,000	9,800,434	10,000,000	4.3
						13,964,635	13,744,990	13,920,815	6.0
Construction & Engineering

Fremont-Wright, LLC	(14)	S + 9.10%	12.75%	12/2/2020	9/30/2027	197,634	197,634	197,634	0.1
Fremont-Wright, LLC	(14)	S + 9.10%	12.75%	12/2/2020	9/30/2027	3,816,234	3,816,234	3,816,234	1.6
Kassel Mechanical, LLC	(14)	S + 7.88% Cash + 0.12% PIK	11.53% Cash + 0.12% PIK	3/17/2025	9/17/2029	22,332,761	22,056,888	22,332,761	9.6
Kelso Industries	(15)(16)	S + 5.75%	9.48%	12/31/2024	12/30/2029	13,076,319	12,963,394	12,990,750	5.6
MechanAir, LLC	(16)(24)	S + 6.00%	9.85%	12/18/2025	12/18/2031	652,987	652,987	652,987	0.3
MechanAir, LLC	(24)	S + 6.00%	9.85%	12/18/2025	12/18/2031	5,760,526	5,721,145	5,721,355	2.5
Vertical Mechanical Group, LLC	(10)(15)	S + 8.52%	12.25%	5/12/2023	5/12/2028	15,237,143	15,054,139	15,237,143	6.5
The Stonewall Group LLC	(10)(14)(16)	S + 8.89%	12.54%	1/16/2026	11/18/2029	3,843,536	3,826,660	3,534,132	1.5
						64,917,140	64,289,081	64,482,996	27.7
Distributors
48forty Intermediate Holdings, Inc.	(14)(16)	S + 5.00%	8.65%	1/14/2026	1/15/2031	1,213,788	1,213,788	1,213,788	0.5
48forty Intermediate Holdings, Inc.	(14)	S + 5.25%	8.90%	1/14/2026	1/15/2031	1,620,140	1,620,140	1,620,140	0.7
						2,833,928	2,833,928	2,833,928	1.2
Diversified Telecommunication Services
Gridsource Incorporated, LLC	(15)	S + 7.00%	10.73%	12/16/2022	3/30/2029	13,965,264	13,835,536	13,965,264	6.0
						13,965,264	13,835,536	13,965,264	6.0
Electrical Equipment
Masterwork Electronics, Inc.	(15)(17)	S + 7.65%	11.38%	11/17/2022	11/17/2027	8,839,272	8,646,643	-	0.0
Masterwork Electronics, Inc.	(15)(17)	S + 7.65%	11.38%	11/17/2022	11/17/2027	521,739	521,739	-	0.0
						9,361,011	9,168,382	-	0.0
Entertainment
Chicken Soup For The Soul, LLC	(14)(17)(21)	S + 8.60%	12.25%	10/29/2021	3/31/2024	6,380,856	6,380,856	3,476,929	1.5
Chicken Soup For The Soul, LLC	(17)	-	19.00% PIK	8/7/2025	8/7/2026	1,200,136	1,200,136	1,200,136	0.5
Linden Research, Inc. (dba Linden Labs)	(10)(15)	S + 7.26%	10.99%	12/31/2020	9/30/2028	17,648,912	17,562,393	17,648,912	7.6
NW Entertainment, LLC	(15)	S + 8.51% Cash + 1.50% PIK	12.24% Cash + 1.50% PIK	11/4/2022	11/4/2027	6,145,285	6,097,526	6,008,245	2.6
						31,375,189	31,240,911	28,334,222	12.2
Healthcare Providers & Services
BB-HH Platform, Inc. (dba Preferred Care Home Health)	(10)(15)	S + 7.00% Cash + 1.5% PIK	10.73% Cash + 1.5% PIK	5/16/2023	5/16/2028	8,179,550	8,097,670	8,179,550	3.5
IPA Intermediate Co., LLC (dba Integrated Pain Associates)	(15)(16)	S + 7.75%	11.48%	1/9/2023	1/9/2028	12,107,622	11,989,047	12,107,622	5.2
Klein Hersh, LLC	(10)(15)	S + 0.79%	4.52%	4/27/2022	4/27/2028	17,195,155	16,773,746	15,715,512	6.8
						37,482,327	36,860,463	36,002,684	15.5
Hotels, Restaurants & Leisure
The Range NYC, LLC (dba Five Iron Golf)	(15)	S + 5.46%	9.19%	9/15/2022	9/15/2027	3,302,521	3,302,521	3,330,262	1.4
The Range NYC, LLC (dba Five Iron Golf)	(15)	S + 5.46%	9.19%	9/15/2022	9/15/2027	4,745,798	4,697,449	4,787,561	2.1
						8,048,319	7,999,970	8,117,823	3.5
Household Durables
SkyBell Technologies, Inc.	(17)(20)(21)	S + 13.26% PIK	16.99% PIK	12/13/2019	12/13/2024	4,828,409	4,534,395	4,062,384	1.7
						4,828,409	4,534,395	4,062,384	1.7
Household Products
CHG Parent Holding LLC (dba Coop Home Goods)	(10)(15)	S + 7.36%	11.09%	6/18/2021	6/27/2028	11,501,265	11,352,625	11,501,265	4.9
The Clean People	(15)	S + 7.71%	11.44%	4/30/2026	4/30/2031	14,307,132	14,011,667	14,009,067	6.0
						25,808,397	25,364,292	25,510,332	10.9
Machinery
AqueoUS Vets	(14)(16)	S + 7.00%	10.65%	5/18/2026	5/18/2031	5,329,977	5,183,435	5,183,403	2.2
Texas Contract Manufacturing Group, Inc.	(15)(17)	S + 4.11% Cash + 4.00% PIK	7.84% Cash + 4.00% PIK	4/27/2022	4/27/2027	4,427,923	4,382,029	483,394	0.2
						9,757,900	9,565,464	5,666,797	2.4
Media
PadSquad, LLC	(10)(15)	S + 7.29%	11.02%	3/30/2022	3/30/2027	2,620,175	2,602,739	2,554,670	1.1
Trailer Park Group Holdings LLC	(10)(15)	S + 7.26%	10.99%	8/2/2021	8/2/2027	13,750,706	13,742,287	11,791,231	5.1
Trailer Park Group Holdings LLC	(10)(15)	S + 8.76% PIK	12.49% PIK	5/22/2026	8/2/2027	466,671	466,671	529,205	0.2
						16,837,552	16,811,697	14,875,106	6.4
Personal Products
Japonesque, LLC	(10)(15)	S + 5.56% Cash + 3.82% PIK	9.29% Cash + 3.82% PIK	11/23/2021	6/30/2027	4,365,503	4,339,469	4,365,503	1.9
Japonesque, LLC	(20)	-	18.00% PIK	8/5/2025	6/30/2027	231,148	226,525	219,983	0.1
						4,596,651	4,565,994	4,585,486	2.0
Professional Services
CorTech, LLC	(15)	S + 7.60% Cash + 2.00% PIK	11.33% Cash + 2.00% PIK	6/3/2025	6/30/2027	7,518,624	7,495,070	7,392,311	3.2
Jefferson Consulting Group, LLC	(10)(15)	S + 3.95% Cash + 3.73% PIK	7.68% Cash + 3.73% PIK	7/1/2024	7/1/2029	8,942,461	8,836,217	8,202,025	3.5
PQT Ayaquhs, LLC (dba WWC Global)	(15)	S + 7.32%	11.05%	8/1/2022	8/1/2029	3,095,502	3,078,955	3,095,502	1.3
Qualified Digital, LLC	(14)	S + 7.00%	10.65%	7/30/2024	7/30/2029	11,879,286	11,731,613	11,998,079	5.2
Qualified Digital, LLC	(14)	S + 7.00%	10.65%	7/30/2024	7/30/2029	2,411,071	2,331,411	2,435,183	1.0
						33,846,944	33,473,266	33,123,100	14.2
Specialty Retail						`
Clearview Systems, LLC (dba Rip-it)	(10)(15)	S + 7.66% Cash + 3.00% PIK	11.39% Cash + 3.00% PIK	10/11/2022	10/11/2027	6,993,992	6,955,067	6,993,992	3.0
						6,993,992	6,955,067	6,993,992	3.0
Trading Companies & Distributors
Ambient Enterprises Holdco LLC	(15)	S + 5.50%	9.23%	12/31/2024	6/30/2030	1,250,223	1,250,223	1,250,223	0.5
Ambient Enterprises Holdco LLC	(15)	S + 5.50%	9.23%	10/31/2025	6/30/2030	416,107	408,165	413,501	0.2
Ambient Enterprises Holdco LLC	(15)(16)	S + 5.50%	9.23%	10/31/2025	6/30/2030	335,432	330,916	335,432	0.1
Ambient Enterprises Holdco LLC	(15)	S + 5.50%	9.23%	12/31/2024	6/30/2030	6,340,319	6,270,766	6,340,319	2.7
Ambient Enterprises Holdco LLC	(15)	S + 5.50%	9.23%	12/31/2024	6/30/2030	1,762,250	1,742,299	1,762,250	0.8
Ambient Enterprises Holdco LLC	(15)	S + 5.50%	9.23%	7/3/2025	6/30/2030	511,972	502,219	511,972	0.2
Ambient Enterprises Holdco LLC	(15)(16)	S + 5.50%	9.23%	7/3/2025	6/30/2030	876,100	876,100	876,100	0.4
						11,492,403	11,380,688	11,489,797	4.9
Transportation Infrastructure
TCP Acquisition, LLC (dba HighStar Traffic)	(15)	S + 5.54% Cash + 3.96% PIK	9.27% Cash + 3.96% PIK	7/26/2022	7/26/2027	9,801,544	9,749,665	9,201,689	4.0
						9,801,544	9,749,665	9,201,689	4.0
Total first lien senior secured term loan							$324,401,897	$304,854,132	130.9%

See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Consolidated Schedule of Investments - (continued)

June 30, 2026

(Unaudited)

Portfolio Company (1)(2)(3)(4)(5)(6)	Footnotes	Spread Above Index (7)	Interest Rate	Acquisition Date	Maturity	Principal, Shares, Units	Amortized Cost (8)	Fair Value (9)	% of Net Assets
Second lien senior secured loan
Machinery
AqueoUS Vets		-	18.00% PIK	5/18/2026	5/18/2031	1,814,857	$1,766,070	$1,765,999	0.8%
						1,814,857	1,766,070	1,765,999	0.8
Total second lien term loan							1,766,070	1,765,999	0.8

Senior unsecured notes	(22)
Electrical Equipment
HH Masterwork Intermediate, Inc.	(17)(20)	-	17.00% PIK	11/17/2022	5/17/2028	2,155,820	2,033,098	-	0.0
						2,155,820	2,033,098	-	0.0
Total senior unsecured notes							2,033,098	-	0.0

Preferred equity securities	(12)(22)
Building Products
Built by Grid, LLC	(19)(23)	-	-	12/5/2025	-	214	214,378	241,247	0.1
						214	214,378	241,247	0.1
Commercial Services and Supplies
Swyft Filings Holdings, LLC	(13)(18)(19)(23)	-	8% Preferred Return	12/20/2021	-	192,444	183,612	149,001	0.1
						192,444	183,612	149,001	0.1
Construction & Engineering		-	-
MechanAir Holdings, LLC	(13)(19)(23)	-	13.50% PIK	9/2/2021	-	1,704	1,703,499	3,113,348	1.3
MechanAir Holdings, LLC	(13)(19)(23)	-	-	9/17/2025	-	65	61,608	724,487	0.3
Vertical Mechanical Group Holdings, LLC	(19)(23)	-	8% Preferred Return	5/12/2023	-	185,714	1,857,143	7,534,286	3.2
Vertical Mechanical Group Holdings, LLC	(19)(23)	-	-	4/14/2026	-	42,857	428,571	400,000	0.2
		-	-			230,340	4,050,821	11,772,121	5.0
Distributors
48forty Intermediate Holdings, Inc. (Alpine Acquisition Corp)	(23)	-	-	1/14/2026	-	810	4,177,998	3,862,855	1.7
						810	4,177,998	3,862,855	1.7

Diversified Telecommunication Services
Gridsource Holdings, LLC	(19)(23)	-	8.00% PIK	3/9/2023	-	3,959,977	799,597	1,023,615	0.4
Gridsource Holdings, LLC, Series B	(19)(23)	-	-	6/22/2026	-	450,408	76,335	245,921	0.1
		-	-			4,410,385	875,932	1,269,536	0.5
Entertainment
NW Entertainment, LLC	(19)(23)	-	10.00% PIK	11/4/2022	-	1,183	1,134,428	1,450,065	0.6
NW Entertainment, LLC	(19)(23)	-	12.00% PIK	2/27/2025	-	826	531,143	986,071	0.4
						2,009	1,665,571	2,436,136	1.0
Healthcare Providers & Services
IPA Investors, LP (dba Integrated Pain Associates)	(19)(23)	-	8.00% PIK	1/9/2023	-	2,749	2,573,151	2,832,431	1.2
						2,749	2,573,151	2,832,431	1.2
Household Products
The Clean People	(23)	-	-	4/30/2026	-	1,590	1,589,681	1,589,680	0.7
						1,590	1,589,681	1,589,680	0.7
Media
PadSquad Holdings, LLC	(13)(19)(23)	-	6.00% Cash + 6.00% PIK	3/30/2022	-	720,767	1,964,204	3,402,430	1.5
Trailer Park Group Holdings, LLC Class A-1 Units	(13)(19)(23)	-	15.00% PIK	12/19/2023	-	40,888	73,599	-	0.0
Trailer Park Group Holdings LLC - Class A Units	(13)(19)(23)	-	8.00% PIK	8/2/2021	-	371,822	404,702	-	0.0
Trailer Park Group Holdings LLC	(13)(19)(23)	-	15.00% PIK	-	-	37,594	-	-	0.0
		-	-			1,171,071	2,442,505	3,402,430	1.5
Professional Services		-	-
Hometown Holdings JV, LLC (dba BWG Strategy)	(13)(19)(23)	-	8% Preferred Return	12/24/2020	-	666,667	659,761	553,500	0.2
JCFV Holdings, LLC	(19)(23)	-	8.00% PIK	7/1/2024	-	415,916	1,538,462	853,846	0.4
PQT Ayaquhs, LLC (dba WWC Global)	(13)(19)(23)	-	10.50% PIK	8/1/2022	-	5,774	1,064,516	4,519,352	1.9
SPC QD SM, LP	(19)(23)	-	-	7/30/2024	-	42	2,207,572	2,655,748	1.1
		-	-			1,088,399	5,470,311	8,582,446	3.6
Software		-	-
PureCars Technologies, LLC	(13)(19)(23)	-	8.00% PIK	4/17/2019	-	592	267,013	566,059	0.2
						592	267,013	566,059	0.2
Total preferred equity securities							23,510,973	36,703,942	15.6

Warrants and other equity securities	(12)(22)
Commercial Services and Supplies
Swyft Filings Holdings, LLC	(13)(19)(20)	-	-	12/20/2021	-	1,015	-	-	0.0
						1,015	-	-	0.0
Construction & Engineering
Fremont-Wright, LLC	(23)	-	-	12/2/2020	-	2	-	1,199,981	0.5
The Stonewall Group LLC	(23)	-	-	1/16/2026	-	1	-	297,917	0.1
						3	-	1,497,898	0.6
Distributors
48forty Intermediate Holdings, Inc.	(23)	-	-	10/11/2022	-	1,994	-	-	0.0
						1,994	-	-	0.0
Electrical Equipment
HH Masterwork Intermediate, Inc.	(17)(23)	-	-	11/17/2022	-	190,019	-	-	0.0
						190,019	-	-	0.0
Entertainment
LRI Holdco, LLC (dba Linden Labs)	(19)(23)	-	-	12/31/2020	-	1	-	146,561	0.1
LRI Holdco, LLC (dba Linden Labs)	(23)	-	-	12/31/2020	-	1	43,478	192,567	0.1
						2	43,478	339,128	0.2
Healthcare Providers & Services
Klein Hersh, LLC		-	-	4/27/2022	-	1,003	-	-	0.0
Nurses 24/7 Holdings, LLC	(19)(23)	-	-	5/26/2023	-	182	419,877	-	0.0
						1,185	419,877	-	0.0
Hotels, Restaurants & Leisure
The Range NYC, LLC (dba Five Iron Golf)	(23)	-	-	9/15/2022	-	40,593	71,599	263,872	0.1
						40,593	71,599	263,872	0.1
Household Durables
SkyBell Technologies, Inc.	(17)(23)	-	-	12/13/2019	-	1,917,813	-	-	0.0
						1,917,813	-	-	0.0
Household Products
CHG Parent Holding LLC (dba Coop Home Goods)	(19)(23)	-	-	6/18/2021	-	535,714	535,714	1,463,578	0.6
						535,714	535,714	1,463,578	0.6
Machinery
Texas Contract Manufacturing Group, Inc.	(17)(23)	-	-	4/27/2022	-	1,602	-	-	0.0
						1,602	-	-	0.0
Media
Channel Factory Holdings, LLC	(13)(19)(23)	-	-	3/31/2025	-	819,478	-	1,476,092	0.6
						819,478	-	1,476,092	0.6
Professional Services
CorTech, LLC	(23)	-	-	6/30/2025	-	1	-	26,173	0.0
NSC Holdings, LLC	(19)(23)	-	-	4/26/2019	-	111	271,262	775,415	0.3
PQT Ayaquhs, LLC (dba WWC Global)	(23)	-	-	8/1/2022	-	645	-	330,645	0.1
						757	271,262	1,132,233	0.4
Software
Proactive Dealer Holdings Parent, LLC	(19)(23)	-	10% Preferred Return	6/10/2024	-	445	730,271	64,729	0.0
						445	730,271	64,729	0.0
Total warrants and other equity securities							2,072,201	6,237,530	2.5

Fund investments
Diversified Financials
Madryn Select Opportunities, LP	(16)(23)	-		1/4/2022	-	-	2,448,669	2,223,101	1.0
						-	2,448,669	2,223,101	1.0
Total fund investments							2,448,669	2,223,101	1.0
Total non-controlled/non-affiliate investments							$356,232,908	$351,784,704	150.8%
See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Consolidated Schedule of Investments - (continued)

June 30, 2026

(Unaudited)

Portfolio Company (1)(2)(3)(4)(5)(6)	Footnotes	Spread Above Index (7)	Interest Rate	Acquisition Date	Maturity	Principal, Shares, Units	Amortized Cost (8)	Fair Value (9)	% of Net Assets
Controlled/affiliate investments
First lien senior secured term loan
Aerospace & Defense
Delva Master Holdings	(11)(14)(25)	S + 10.26%	13.91%	8/13/2025	9/1/2030	1,651,442	$901,698	$1,523,125	0.7%
						1,651,442	901,698	1,523,125	0.7
Construction & Engineering
Watt Acquisition, LLC	(10)(11)(15)	S + 8.87% Cash + 5.38% PIK	12.60% Cash + 5.38% PIK	4/15/2022	4/15/2027	1,669,549	1,663,349	1,669,549	0.7
Watt Acquisition, LLC	(10)(11)(15)	S + 8.00%	11.73%	2/5/2026	2/4/2027	530,899	530,899	520,759	0.2
						2,200,448	2,194,248	2,190,308	0.9
Diversified Telecommunication Services
Caregility Corporation	(11)(15)	S + 3.31% Cash + 5.96% PIK	7.04% Cash + 5.96% PIK	12/29/2021	10/31/2026	2,688,222	2,601,178	2,677,200	1.2
						2,688,222	2,601,178	2,677,200	1.2
Food Products
Uncle John's Pride, LLC	(11)(14)	S + 8.11%	11.76%	3/31/2022	3/31/2027	1,731,518	1,731,518	1,731,518	0.7
Uncle John's Pride, LLC	(11)(14)	S + 8.11%	11.76%	3/31/2022	3/31/2027	5,088,662	5,056,430	5,088,662	2.2
						6,820,180	6,787,948	6,820,180	2.9
Healthcare Providers & Services
Arrow Home Health, LLC (dba Acara Home Health)	(11)(15)	S + 10.50% PIK	14.23% PIK	3/19/2021	7/6/2026	1,026,453	1,017,529	968,048	0.4
						1,026,453	1,017,529	968,048	0.4
Leisure Products
MPUSA, LLC (dba Mission)	(11)(15)	S + 9.26% PIK	12.99% PIK	12/9/2021	12/31/2028	1,906,060	1,903,858	1,823,146	0.8
						1,906,060	1,903,858	1,823,146	0.8
Trading Companies & Distributors
USBid Inc.	(10)(11)(15)	S + 8.18%	11.91%	11/3/2022	11/3/2027	2,648,797	2,630,456	2,702,567	1.2
						2,648,797	2,630,456	2,702,567	1.2
Total first lien senior secured term loan							18,036,915	18,704,574	8.1

Senior unsecured notes	(22)
Consumer Finance
Microf, LLC	(11)(15)	S + 10.85%	14.58%	3/29/2019	11/30/2027	3,714,429	3,675,236	3,713,686	1.6
						3,714,429	3,675,236	3,713,686	1.6
Total senior unsecured notes							3,675,236	3,713,686	1.6

Preferred equity securities	(12)(22)
Aerospace & Defense
Delva Master Holdings	(11)(23)	-	18.00% PIK	8/13/2025	-	1,636	7,679,427	7,783,140	3.3
						1,636	7,679,427	7,783,140	3.3
Construction & Engineering
Watt Contracting Holdings, LLC	(11)(19)(23)	-	15.00% PIK	4/15/2022	-	4,439	4,380,196	7,566,423	3.3
						4,439	4,380,196	7,566,423	3.3
Diversified Telecommunication Services
Caregility Corporation - Series A-1 Units	(11)(13)(23)	-	8.00% PIK	12/31/2022	-	296,611	2,076,097	1,369,779	0.6
Caregility Corporation - Series B Units	(11)(13)(23)	-	8.00% PIK	7/3/2023	-	446,689	3,591,494	4,922,523	2.1
						743,300	5,667,591	6,292,302	2.7
Food Products		-	-
UJP Acquisition, LLC (dba Uncle John's Pride)	(11)(13)(19)(23)	-	8.00% PIK	3/31/2022	-	2,829,787	2,829,787	5,022,872	2.2
						2,829,787	2,829,787	5,022,872	2.2
Healthcare Providers & Services
Arrow Home Health, LLC (dba Acara Home Health) - Class A Units	(11)(19)(23)	-	10% Preferred Return	3/19/2021	-	571,080	564,321	613,566	0.3
Arrow Home Health, LLC (dba Acara Home Health) - Class 1 Units	(11)(13)(19)(23)	-	-	11/13/2023	-	56,005	56,005	112,010	0.0
						627,085	620,326	725,576	0.3
Leisure Products		-	-
TS-MP, LLC (dba Mission) - Class A-1	(11)(19)(23)	-	-	12/9/2021	-	69	1,928,409	-	0.0
TS-MP, LLC (dba Mission) - Class AA-1	(11)(19)(23)	-	-	12/10/2024	-	88	1,960,641	1,628,940	0.7
		-	-			157	3,889,050	1,628,940	0.7
Professional Services
Capone Holdings JV, LLC (dba LaSalle Staffing)	(11)(19)(23)	-	8% Preferred Return	2/15/2022	-	4,000,000	4,000,000	6,093,333	2.6
						4,000,000	4,000,000	6,093,333	2.6
Trading Companies & Distributors
USBid Parent, LLC - Class A	(11)(23)	-	-	11/3/2022	-	2,813	2,812,500	-	0.0
USBid Parent, LLC - Class C	(11)(23)	-	10.00% PIK	11/2/2023	-	9,375	7,324	-	0.0
USBid Parent, LLC - Class C2	(11)(23)	-	10.00% PIK	4/12/2024	-	600,000	468,750	583,594	0.3
USBid Parent, LLC - Class C3	(11)(23)	-	10.00% PIK	4/12/2024	-	2,400,000	1,875,000	1,155,469	0.5
						3,012,188	5,163,574	1,739,063	0.8
Total preferred equity securities							34,229,951	36,851,649	15.9

Warrants and other equity securities	(12)(22)
Aerospace & Defense
Delva Master Holdings	(11)(23)	-	-	8/13/2025	-	10,493	-	-	0.0
Delva Master Holdings	(11)(23)	-	-	8/13/2025	-	1,354	-	-	0.0
		-	-			11,847	-	-	0.0
Construction & Engineering
Watt Contracting Holdings, LLC	(11)(19)(23)	-	-	4/15/2022	-	100,408	-	-	0.0
						100,408	-	-	0.0
Diversified Telecommunication Services
Caregility Corporation	(11)(23)	-	-	12/29/2021	-	221,574	443,392	-	0.0
Caregility Corporation	(11)(23)	-	-	12/29/2021	-	46,227	-	-	0.0
						267,801	443,392	-	0.0
Food Products		-	-
UJP Acquisition, LLC (dba Uncle John's Pride)	(11)(19)(23)	-	-	3/31/2022	-	127,215	-	41,702	0.0
						127,215	-	41,702	0.0
Trading Companies & Distributors
USBid Parent, LLC	(11)(23)	-	-	11/3/2022	-	204	-	-	0.0
						204	-	-	0.0
Total warrants and other equity securities							443,392	41,702	0.0
Total controlled/affiliate investments							56,385,494	59,311,611	25.5

TOTAL INVESTMENTS							$412,618,402	$411,096,315	176.4%

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

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Consolidated Schedule of Investments - (continued)

June 30, 2026

(Unaudited)

(9)
Because there is no readily available market value for these investments, the fair value of each of these investments is determined in good faith using significant unobservable inputs by the Company’s board of directors (the “Board”) as required by the 1940 Act. See Note 4 “Fair Value Measurements of Investments” in the accompanying notes to the consolidated financial statements.
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
(11)
As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” and may have “Control” of this portfolio company as the Company and/or its affiliated funds collectively owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). The Company’s investments in affiliates as of June 30, 2026 represented $59,311,611 of Fair Value and 25.6% of Net Assets of the Company. Transactions related to investments in “Controlled/Affiliate Investments” for the six months ended June 30, 2026 were as follows:

See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Consolidated Schedule of Investments - (continued)

June 30, 2026

(Unaudited)

Portfolio Company	Type of Investment	Amount of Realized Gain (Loss)	Amount of Interest or Dividends Credited to Income (a)	December 31, 2025 Value	Gross Additions (b)		Gross Reductions (c)	Transfers In/(Out) of Affiliates	Amount of Unrealized Gains (Loss)	June 30, 2026 Value
Arrow Home Health LLC (dba Acara Home Health)	First lien senior secured term loan	$-	$(145,161)	$764,370	$239,426		$-	$-	$(35,748)	$968,048
	Preferred equity securities (571,080 shares)	-	-	252,425	-		-	-	361,141	613,566
	Preferred equity securities (56,005 shares)	-	-	112,010	-		-	-	-	112,010
Capone Holdings JV, LLC (dba LaSalle Staffing)	Preferred equity securities (4,000,000 shares)	-	-	6,093,333	-		-	-	-	6,093,333
Caregility Corporation	First lien senior secured term loan	-	109,359	2,581,303	95,033		-	-	864	2,677,200
	Preferred equity securities (151,018 shares)	-	-	194,014	-		-	-	1,175,765	1,369,779
	Preferred equity securities (446,689 shares)	-	-	4,732,688	-		-	-	189,835	4,922,523
	Warrants (267,801 units)	-	-	-	-	-	-	-	-	-
	Senior secured notes (0 units)	-	-	-	-		-	-	-	-
Delva Master Holdings	First lien senior secured term loan	-	-	850,931	-		-	-	672,194	1,523,125
	Preferred equity securities (1,636 shares)	-	-	7,905,825	-		-	-	(122,685)	7,783,140
Lasalle Staffing, LLC	First lien senior secured term loan	-	172,699	7,150,785	3,261		(7,080,036)	-	(74,010)	-
Microf, LLC	Senior Unsecured Note	-	(20,615)	3,763,831	(20,615)		-	-	(29,530)	3,713,686
MPUSA, LLC (dba Mission)	First lien senior secured term loan	-	2,527	1,712,240	122,667		-	-	(11,761)	1,823,146
	Preferred equity securities (88 shares)	-	-	1,695,478	-		-	-	(66,538)	1,628,940
Uncle John's Pride, LLC	First lien senior secured term loan	-	320,102	5,116,215	17,290		(27,356)	-	(17,487)	5,088,662
	First lien senior secured term loan	-	102,956	1,740,572	-		(9,054)	-	-	1,731,518
UJP Acquisition, LLC (dba Uncle John's Pride)	Warrants and other equity securities (127,215 shares)	-	-	29,787	-		-	-	11,915	41,702
	Preferred equity securities (2,829,787 shares)	-	-	4,966,277	-		-	-	56,595	5,022,872
USBid Inc.	First lien senior secured term loan	-	164,098	2,599,529	5,454		-	-	97,584	2,702,567
USBid Inc. - Class C2 Units	Preferred equity securities (600,000 shares)	-	-	555,469	-		-	-	28,125	583,594
USBid Inc. - Class C3 Units	Preferred equity securities (2,400,000 shares)	-	-	1,155,469	-		-	-	-	1,155,469
Watt Acquisition, LLC	First lien senior secured term loan	-	129,977	1,625,086	48,727		-	-	(4,264)	1,669,549
	First lien senior secured term loan		25,130	-	530,899		-	-	(10,140)	520,759
Watt Contracting Holdings, LLC	Preferred equity securities (4,439 shares)	-	-	7,260,300	-		-	-	306,123	7,566,423
Total Affiliate Investments		$-	$861,072	$62,857,937	$1,042,142		$(7,116,446)	$-	$2,527,978	$59,311,611

(12)
Ownership of certain equity investments may occur through a holding company or partnership.
(13)
Investment contains a fixed rate structure.
(14)
The interest rate on these loans is subject to 1 month SOFR, which was 3.65% as of June 30, 2026.
(15)
The interest rate on these loans is subject to 3 month SOFR, which was 3.73% as of June 30, 2026.
(16)
Positions have an aggregate unfunded commitment of $16,067,467 in addition to the amounts shown in the Consolidated Schedule of Investments. See Note 11 “Commitments, Contingencies and Risks” in the accompanying notes to the consolidated financial statements.
(17)
The investment is on non-accrual status. See Note 2 “Significant Accounting Policies”.
(18)
The investment includes the fair value and amortized cost of 1,015 shares of common equity issued in conjunction with the preferred equity.
(19)
Investment is held by a subsidiary of the Company. See Note 2 in the accompanying notes to the consolidated financial statements for additional information on the Company’s wholly-owned subsidiary.
(20)
The investment does not accrue payment-in-kind (“PIK”) for the debt investment as of June 30, 2026. See Note 2. “Significant Accounting Policies”.
(21)
Maturity date is under on-going negotiations with the portfolio company and other lenders, as applicable.
(22)
All investments are non-income producing unless otherwise indicated.
(23)
The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(24)
The interest rate on these loans is subject to 6 month SOFR, which was 3.85% as of June 30, 2026.
(25)
Delva Master Holdings was removed from non-accrual status effective June 1, 2026.

See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Consolidated Schedule of Investments

December 31, 2025

Portfolio Company (1)(2)(3)(4)(5)(6)	Footnotes	Spread Above Index (7)	Interest Rate	Acquisition Date	Maturity	Principal, Shares, Units	Amortized Cost (8)	Fair Value (9)	% of Net Assets
Investments
Non-controlled/non-affiliate investments
First lien senior secured term loan
Aerospace & Defense
Consolidated Machine & Tool Holdings, LLC	(17)(19)(22)(23)	S + 13.01% PIK	16.66% PIK	1/15/2020	1/15/2025	581,276	$581,276	$-	0.0%
Consolidated Machine & Tool Holdings, LLC	(13)(19)(22)(23)	-	13.00% PIK	11/22/2023	1/15/2025	68,577	68,577	-	0.0
Consolidated Machine & Tool Holdings, LLC	(13)(19)	-	11.00% PIK	5/22/2024	6/30/2026	69,865	69,865	-	0.0
						745,414	745,414	-	0.0
Building Products
Built by Grid, LLC	(10)(17)	S + 7.18%	10.83%	12/5/2025	12/5/2030	1,883,561	$1,841,720	$1,841,720	0.8%
						1,883,561	1,841,720	1,841,720	0.8
Chemicals
Douglas Products and Packaging Company, LLC	(10)(16)	S + 8.04%	11.73%	9/20/2023	9/20/2028	19,898,602	19,494,185	19,898,603	8.4
						19,898,602	19,494,185	19,898,603	8.4
Commercial Services & Supplies
Swyft AcquireCo LLC (dba Swyft Filings)	(15)(16)	S + 2.75%	6.44%	12/20/2021	12/20/2027	285,649	285,293	285,650	0.1
Swyft AcquireCo LLC (dba Swyft Filings)	(10)(16)	S + 7.65%	11.34%	12/20/2021	12/20/2027	3,682,383	3,658,259	3,682,383	1.6
Versar Inc.	(10)(17)	S + 9.58%	13.23%	8/4/2023	8/4/2028	10,000,000	9,755,014	10,002,500	4.2
						13,968,032	13,698,566	13,970,533	5.9
Construction & Engineering
Fremont-Wright, LLC	(16)	S + 9.20%	12.89%	12/2/2020	6/30/2026	4,042,177	4,042,177	4,042,177	1.7
Kassel Mechanical, LLC	(16)	S + 7.66% Cash + 0.34% PIK	11.35% Cash + 0.34% PIK	3/17/2025	9/17/2029	12,337,305	12,178,493	12,242,307	5.2
Kelso Industries	(17)	S + 5.75%	9.40%	12/31/2024	12/30/2029	9,007,713	8,866,218	9,007,713	3.8
Kelso Industries	(17)	S + 5.75%	9.40%	3/12/2025	12/30/2029	3,433,239	3,433,239	3,433,239	1.4
MechanAir, LLC	(17)(18)	S + 6.00%	9.65%	12/18/2025	12/18/2031	652,987	646,769	646,769	0.3
MechanAir, LLC	(17)(26)	S + 6.00%	9.65%	12/18/2025	12/18/2031	5,789,474	5,745,056	5,745,056	2.4
Vertical Mechanical Group, LLC	(10)(17)	S + 8.76%	12.41%	5/12/2023	5/12/2028	12,037,143	11,870,297	11,902,327	5.0
						47,300,038	46,782,249	47,019,588	19.8
Distributors
48forty Intermediate Holdings, Inc.	(16)(19)	S + 6.15%	9.84%	10/11/2022	11/30/2029	15,221,270	14,822,272	7,300,311	3.1
						15,221,270	14,822,272	7,300,311	3.1
Diversified Telecommunication Services
Gridsource Incorporated, LLC	(17)	S + 7.00%	10.65%	12/16/2022	3/30/2029	14,036,143	13,814,057	13,446,625	5.7
						14,036,143	13,814,057	13,446,625	5.7
Electrical Equipment
Masterwork Electronics, Inc.	(17)(19)	S + 7.65%	11.30%	11/17/2022	11/17/2027	8,840,576	8,638,547	828,362	0.3
Masterwork Electronics, Inc.	(15)(17)(19)	S + 7.65%	11.30%	11/17/2022	11/17/2027	521,739	521,739	48,887	0.0
						9,362,315	9,160,286	877,249	0.3
Entertainment
Chicken Soup For The Soul, LLC	(16)(19)(23)	S + 8.60%	12.29%	10/29/2021	3/31/2024	6,380,856	6,380,856	3,269,232	1.4
Chicken Soup For The Soul, LLC	(19)	-	19.00% PIK	8/7/2025	8/7/2026	900,010	900,010	900,010	0.4
Linden Research, Inc. (dba Linden Labs)	(10)(17)	S + 7.67% Cash + 3.56% PIK	11.32% Cash + 3.56% PIK	12/31/2020	9/30/2028	18,260,031	18,080,381	18,260,031	7.7
NW Entertainment, LLC	(17)	S + 8.51% Cash + 1.50% PIK	12.16% Cash + 1.50% PIK	11/4/2022	11/4/2027	6,164,071	6,095,887	6,038,324	2.5
						31,704,968	31,457,134	28,467,597	12.0
Healthcare Providers & Services
BB-HH Platform, Inc. (dba Preferred Care Home Health)	(10)(17)	S + 7.62% Cash + 1.79% PIK	11.27% Cash + 1.79% PIK	5/16/2023	5/16/2028	6,916,484	6,815,782	6,916,484	2.9
IPA Intermediate Co., LLC (dba Integrated Pain Associates)	(17)(18)	S + 7.75%	11.40%	1/9/2023	1/9/2028	12,361,934	12,198,461	12,361,934	5.2
IPA Intermediate Co., LLC (dba Integrated Pain Associates)	(17)(18)	S + 7.75%	11.40%	12/18/2025	1/9/2028	425,532	425,532	425,532	0.2
Klein Hersh, LLC	(10)(17)	S + 0.24%	3.89%	4/27/2022	4/27/2028	17,285,870	16,790,860	15,081,922	6.4
						36,989,820	36,230,635	34,785,872	14.7
Hotels, Restaurants & Leisure
The Range NYC, LLC (dba Five Iron Golf)	(17)	S + 7.61%	11.26%	9/15/2022	9/15/2027	3,329,832	3,329,832	3,357,803	1.4
The Range NYC, LLC (dba Five Iron Golf)	(17)	S + 7.61%	11.26%	9/15/2022	9/15/2027	4,802,521	4,732,570	4,844,303	2.0
						8,132,353	8,062,402	8,202,106	3.4
Household Durables
SkyBell Technologies, Inc.	(19)(22)(23)	-	16.91% PIK	12/13/2019	12/13/2024	4,828,409	4,534,395	3,867,034	1.6
						4,828,409	4,534,395	3,867,034	1.6
Household Products
CHG Parent Holding LLC (dba Coop Home Goods)	(10)(17)	S + 7.70%	11.35%	6/18/2021	6/27/2026	12,683,981	12,525,367	12,683,981	5.3
						12,683,981	12,525,367	12,683,981	5.3
Machinery
Texas Contract Manufacturing Group, Inc.	(17)	S + 5.11% Cash + 4.00% PIK	S + 8.76% Cash + 4.00% PIK	4/27/2022	4/27/2027	4,427,923	4,382,109	3,645,509	1.5
						4,427,923	4,382,109	3,645,509	1.5
Media
PadSquad, LLC	(10)(17)	S + 7.42%	11.07%	3/30/2022	3/30/2027	2,620,175	2,600,278	2,620,175	1.1
Trailer Park Group Holdings LLC	(10)(17)	S + 7.32% Cash + 0.99% PIK	10.97% Cash + 0.99% PIK	8/2/2021	8/2/2026	14,981,089	14,902,350	13,662,753	5.8
						17,601,264	17,502,628	16,282,928	6.9
Personal Products
Japonesque, LLC	(10)(17)	S + 9.48% Cash + 0.69% PIK	13.13% Cash + 0.69% PIK	11/23/2021	6/30/2027	4,304,034	4,270,684	4,304,034	1.8
Japonesque, LLC		-	18.00% PIK	8/5/2025	6/30/2027	231,148	226,525	228,189	0.1
						4,535,182	4,497,209	4,532,223	1.9
Professional Services
CorTech, LLC	(17)	S + 7.60%	11.25%	6/3/2025	6/30/2026	7,546,280	7,536,366	7,285,934	3.1
Jefferson Consulting Group, LLC	(10)(17)	S + 3.89% Cash + 3.91% PIK	7.54% Cash + 3.91% PIK	7/1/2024	7/1/2029	8,722,712	8,598,222	7,565,829	3.2
PQT Ayaquhs, LLC (dba WWC Global)	(17)	S + 5.76%	9.41%	8/1/2022	8/1/2027	3,437,642	3,408,886	3,437,642	1.4
Qualified Digital, LLC	(17)	S + 7.00%	10.65%	7/30/2024	7/30/2029	12,032,857	11,858,587	11,881,243	5.0
						34,181,277	33,759,502	32,526,227	13.7
Specialty Retail						`
Clearview Systems, LLC (dba Rip-it)	(10)(17)	S + 4.54% Cash + 6.50% PIK	8.19% Cash + 6.50% PIK	10/11/2022	10/11/2027	7,052,922	6,993,393	7,052,922	3.0
						7,052,922	6,993,393	7,052,922	3.0
Trading Companies & Distributors
Ambient Enterprises Holdco LLC	(17)(18)	S + 5.25%	8.90%	12/31/2024	6/30/2030	1,256,546	1,256,546	1,256,546	0.5
Ambient Enterprises Holdco LLC	(17)(18)	S + 5.25%	8.90%	10/31/2025	6/30/2030	418,203	412,167	418,203	0.2
Ambient Enterprises Holdco LLC	(17)(18)	S + 5.25%	8.90%	12/31/2024	6/30/2030	6,372,503	6,282,393	6,367,431	2.7
Ambient Enterprises Holdco LLC	(17)(18)	S + 5.25%	8.90%	12/31/2024	6/30/2030	1,771,299	1,746,933	1,771,299	0.7
Ambient Enterprises Holdco LLC	(17)(18)	S + 5.25%	8.90%	7/3/2025	6/30/2030	514,558	502,388	514,558	0.2
Ambient Enterprises Holdco LLC	(17)(18)	S + 5.25%	8.90%	7/3/2025	6/30/2030	165,521	165,521	165,521	0.1
						10,498,630	10,365,948	10,493,558	4.4
Transportation Infrastructure
TCP Acquisition, LLC (dba HighStar Traffic)	(17)	S + 5.45% Cash + 4.05% PIK	9.10% Cash + 4.05% PIK	7/26/2022	7/26/2027	10,088,323	10,003,681	9,816,947	4.1
						10,088,323	10,003,681	9,816,947	4.1
Total first lien senior secured term loan							$300,673,152	$276,711,533	116.5%

See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Consolidated Schedule of Investments - (continued)

December 31, 2025

Portfolio Company (1)(2)(3)(4)(5)(6)	Footnotes	Spread Above Index (7)	Interest Rate	Acquisition Date	Maturity	Principal, Shares, Units	Amortized Cost (8)	Fair Value (9)		% of Net Assets
Senior unsecured notes	(24)
Electrical Equipment
HH Masterwork Intermediate, Inc.	(19)(22)	-	17.00% PIK	11/17/2022	5/17/2028	2,155,820	$2,033,098	$-		0.0%
						2,155,820	2,033,098	-		0.0
Total senior unsecured notes							2,033,098	-		0.0

Preferred equity securities	(12)(24)
Building Products
Built by Grid, LLC	(21)(25)	-	-	12/5/2025	-	214,378	214,378	214,378		0.1
						214,378	214,378	214,378		0.1
Commercial Services and Supplies
Swyft Filings Holdings, LLC	(13)(20)(21)(25)	-	8.00% PIK	12/20/2021	-	192,444	183,612	213,265		0.1
						192,444	183,612	213,265		0.1
Construction & Engineering
MechanAir Holdings, LLC	(13)(21)(25)	-	13.50% PIK	9/2/2021	-	1,704	1,703,499	2,578,541		1.1
MechanAir Holdings, LLC	(13)(21)(25)	-	-	9/17/2025	-	65	61,608	735,515		0.3
Vertical Mechanical Group Holdings, LLC	(21)(25)	-	8.00% PIK	5/12/2023	-	185,714	1,857,143	5,727,143		2.4
						187,483	3,622,250	9,041,199		3.8
Diversified Telecommunication Services
Gridsource Holdings, LLC	(21)(25)	-	8.00% PIK	3/9/2023	-	3,959,977	799,597	175,121		0.1
						3,959,977	799,597	175,121		0.1
Entertainment
NW Entertainment, LLC	(21)(25)	-	10.00% PIK	11/4/2022	-	1,183	1,134,428	1,550,416		0.7
NW Entertainment, LLC	(21)(25)	-	12.00% PIK	2/27/2025	-	826	531,143	1,024,009		0.4
						2,009	1,665,571	2,574,425	-	1.1
Healthcare Providers & Services
IPA Investors, LP (dba Integrated Pain Associates)	(21)(25)	-	8.00% PIK	1/9/2023	-	2,749	2,573,151	3,160,558		1.3
						2,749	2,573,151	3,160,558		1.3
Media
PadSquad Holdings, LLC	(13)(21)(25)	-	6.00% Cash + 6.00% PIK	3/30/2022	-	720,767	1,964,204	3,326,343		1.4
Trailer Park Group Holdings, LLC Class A-1 Units	(13)(21)(25)	-	15.00% PIK	12/19/2023	-	40,888	73,599	36,419		0.0
Trailer Park Group Holdings LLC - Class A Units	(13)(21)(25)	-	8.00% PIK	8/2/2021	-	371,822	404,702	-		0.0
Trailer Park Group Holdings LLC	(13)(21)(25)	-	15.00% PIK	-	-	37,594	-	75,127		0.0
						1,171,071	2,442,505	3,437,889		1.4
Professional Services
Hometown Holdings JV, LLC (dba BWG Strategy)	(13)(21)(25)	-	8.00% Preferred Return	12/24/2020	-	666,667	659,761	693,300		0.3
JCFV Holdings, LLC	(21)(25)	-	8.00% PIK	7/1/2024	-	415,916	1,538,462	519,231		0.2
PQT Ayaquhs, LLC (dba WWC Global)	(13)(21)(25)	-	10.50% PIK	8/1/2022	-	5,774	1,064,516	4,577,419		1.9
SPC QD SM, LP	(21)(25)	-	-	7/30/2024	-	42	2,207,572	2,655,714		1.1
						1,088,399	5,470,311	8,445,664		3.5
Software
PureCars Technologies, LLC	(13)(21)(25)	-	8.00% PIK	4/17/2019	-	592	267,013	293,634		0.1
						592	267,013	293,634		0.1
Total preferred equity securities							17,238,388	27,556,133		11.5

Warrants and other equity securities	(12)(24)
Construction & Engineering
DCCM, LLC	(21)	-	-	8/6/2021	-	-	-	-		0.0
Fremont-Wright, LLC	(25)	-	-	12/2/2020	-	2	-	1,565,233		0.7
						2	-	1,565,233		0.7
Distributors
48forty Intermediate Holdings, Inc.	(19)(25)	-	-	10/11/2022	-	1,994	-	-		0.0
						1,994	-	-		0.0
Electrical Equipment
HH Masterwork Intermediate, Inc.	(19)(25)	-	-	11/17/2022	-	190,019	-	-		0.0
						190,019	-	-		0.0
Entertainment
LRI Holdco, LLC (dba Linden Labs)	(21)(25)	-	-	12/31/2020	-	1	-	150,697		0.1
LRI Holdco, LLC (dba Linden Labs)	(25)	-	-	12/31/2020	-	1	43,478	196,056		0.1
						2	43,478	346,753		0.2
Healthcare Providers & Services
Klein Hersh, LLC		-	-	4/27/2022	-	1,003	-	-		0.0
Nurses 24/7 Holdings, LLC	(21)(25)	-	-	5/26/2023	-	182	419,877	35,143		0.0
						1,185	419,877	35,143		0.0
Hotels, Restaurants & Leisure
The Range NYC, LLC (dba Five Iron Golf)	(25)	-	-	9/15/2022	-	40,593	71,599	64,875		0.0
						40,593	71,599	64,875		0.0
Household Durables
SkyBell Technologies, Inc.	(19)(25)	-	-	12/13/2019	-	1,917,813	-	-		0.0
						1,917,813	-	-		0.0
Household Products
CHG Parent Holding LLC (dba Coop Home Goods)	(21)(25)	-	-	6/18/2021	-	535,714	535,714	1,150,000		0.5
						535,714	535,714	1,150,000		0.5
Machinery
Texas Contract Manufacturing Group, Inc.	(25)	-	-	4/27/2022	-	1,602	-	-		0.0
						1,602	-	-		0.0
Media
Channel Factory Holdings, LLC	(13)(21)(25)	-	-	3/31/2025	-	819,478	-	1,384,954		0.6
						819,478	-	1,384,954		0.6
Professional Services
CorTech, LLC	(25)	-	-	6/30/2025	-	1	-	81,853		0.0
NSC Holdings, LLC	(21)(25)	-	-	4/26/2019	-	111	271,262	639,920		0.3
PQT Ayaquhs, LLC (dba WWC Global)	(25)	-	-	8/1/2022	-	645	-	377,419		0.2
						757	271,262	1,099,192		0.5
Software
Proactive Dealer Holdings Parent, LLC	(21)(25)	-	10.00% PIK	6/10/2024	-	445	730,271	346,746		0.1
						445	730,271	346,746		0.1
Total warrants and other equity securities							2,072,201	5,992,896		2.6

Fund investments
Diversified Financials
Madryn Select Opportunities, LP	(18)(25)	-	-	1/4/2022	-	-	2,529,567	1,925,246		0.8
						-	2,529,567	1,925,246		0.8
Total fund investments							2,529,567	1,925,246		0.8
Total non-controlled/non-affiliate investments							$324,546,406	$312,185,808		131.4%

See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Consolidated Schedule of Investments - (continued)

December 31, 2025

Portfolio Company (1)(2)(3)(4)(5)(6)	Footnotes	Spread Above Index (7)	Interest Rate	Acquisition Date	Maturity	Principal, Shares, Units	Amortized Cost (8)	Fair Value (9)	% of Net Assets
Controlled/affiliate investments
First lien senior secured term loan
Aerospace & Defense
Delva Master Holdings	(11)(16)(19)	S + 10.26%	13.95%	8/13/2025	9/1/2030	901,698	$901,698	$850,931	0.4%
						901,698	901,698	850,931	0.4
Construction & Engineering
Watt Acquisition, LLC	(10)(11)(17)	S + 8.77% Cash + 5.48% PIK	12.42% Cash + 5.48% PIK	4/15/2022	4/15/2027	1,625,086	1,614,622	1,625,086	0.7
						1,625,086	1,614,622	1,625,086	0.7
Diversified Telecommunication Services
Caregility Corporation	(11)(17)	S + 3.00% Cash + 6.26% PIK	6.65% Cash + 6.26% PIK	12/29/2021	10/31/2026	2,609,221	2,506,145	2,581,303	1.1
						2,609,221	2,506,145	2,581,303	1.1
Food Products
Uncle John's Pride, LLC	(11)(16)	S + 8.11%	11.80%	3/31/2022	3/31/2027	1,740,572	1,740,572	1,740,572	0.7
Uncle John's Pride, LLC	(11)(16)	S + 8.11%	11.80%	3/31/2022	3/31/2027	5,116,215	5,066,496	5,116,215	2.2
						6,856,787	6,807,068	6,856,787	2.9
Healthcare Providers & Services
Arrow Home Health, LLC (dba Acara Home Health)	(11)(17)	S + 8.50%	12.15%	3/19/2021	3/19/2026	789,190	778,103	764,370	0.3
						789,190	778,103	764,370	0.3
Leisure Products
MPUSA, LLC (dba Mission)	(11)(17)	S + 9.26 PIK	12.91% PIK	12/9/2021	12/9/2026	1,786,561	1,781,191	1,712,240	0.7
						1,786,561	1,781,191	1,712,240	0.7
Professional Services
Lasalle Staffing, LLC	(10)(11)(16)	S + 8.45%	12.14%	2/15/2022	2/15/2027	7,150,785	7,076,775	7,150,785	3.0
						7,150,785	7,076,775	7,150,785	3.0
Trading Companies & Distributors
USBid Inc.	(10)(11)(17)	S + 8.34%	11.99%	11/3/2022	11/3/2027	2,648,797	2,625,002	2,599,529	1.1
						2,648,797	2,625,002	2,599,529	1.1
Total first lien senior secured term loan							24,090,604	24,141,031	10.2

Senior secured notes
Diversified Telecommunication Services
Caregility Corporation	(13)	10.00%	10.00% PIK	7/3/2023	-	-	-	-	0.0
						-	-	-	0.0
Total senior secured notes							-	-	0.0

Senior unsecured notes	(24)
Consumer Finance
Microf, LLC	(11)(17)	S + 10.85%	14.50%	3/29/2019	11/30/2027	3,714,429	3,695,851	3,763,831	1.6
						3,714,429	3,695,851	3,763,831	1.6
Total senior unsecured notes							3,695,851	3,763,831	1.6

Preferred equity securities	(12)(24)
Aerospace & Defense
Delva Master Holdings	(11)(19)(25)	-	18.00% PIK	8/13/2025	-	1,636	7,679,427	7,905,825	3.4
						1,636	7,679,427	7,905,825	3.4
Construction & Engineering
Watt Contracting Holdings, LLC	(11)(21)(25)	-	15.00% PIK	4/15/2022	-	4,439	4,380,196	7,260,300	3.1
						4,439	4,380,196	7,260,300	3.1
Diversified Telecommunication Services
Caregility Corporation - Series A-1 Units	(11)(13)(25)	-	8.00% PIK	12/31/2022	-	151,018	1,579,910	147,483	0.2
Caregility Corporation - Series A-2 Units	(11)(13)(25)			12/31/2022	-	145,593	496,187	46,531
Caregility Corporation - Series B Units	(11)(13)(25)	-	8.00% PIK	7/3/2023	-	446,689	3,591,494	4,732,688	2.0
						743,300	5,667,591	4,926,702	2.2
Food Products
UJP Acquisition, LLC (dba Uncle John's Pride)	(11)(13)(21)(25)	-	8.00% PIK	3/31/2022	-	2,829,787	2,829,787	4,966,277	2.1
						2,829,787	2,829,787	4,966,277	2.1
Healthcare Providers & Services
Arrow Home Health, LLC (dba Acara Home Health) - Class A Units	(11)(21)(25)	-	10.00 % Preferred Return	3/19/2021	-	571,080	564,321	252,425	0.1
Arrow Home Health, LLC (dba Acara Home Health) - Class 1 Units	(11)(13)(21)(25)	-	-	11/13/2023	-	56,005	56,005	112,010	0.0
						627,085	620,326	364,435	0.1
Leisure Products
TS-MP, LLC (dba Mission) - Class A-1	(11)(21)(25)	-	-	12/9/2021	-	69	1,928,409	-	0.0
TS-MP, LLC (dba Mission) - Class AA-1	(11)(21)(25)	-	-	12/10/2024	-	88	1,960,641	1,695,478	0.7
						157	3,889,050	1,695,478	0.7
Professional Services
Capone Holdings JV, LLC (dba LaSalle Staffing)	(11)(21)(25)	-	8.00% Preferred Return	2/15/2022	-	4,000,000	4,000,000	6,093,333	2.6
						4,000,000	4,000,000	6,093,333	2.6
Trading Companies & Distributors
USBid Parent, LLC - Class A	(11)(25)	-	-	11/3/2022	-	2,813	2,812,500	-	0.0
USBid Parent, LLC - Class C	(11)(25)	-	10.00% PIK	11/2/2023	-	9,375	7,324	-	0.0
USBid Parent, LLC - Class C2	(11)(25)	-	10.00% PIK	4/12/2024	-	600,000	468,750	555,469	0.2
USBid Parent, LLC - Class C3	(11)(25)	-	10.00% PIK	4/12/2024	-	2,400,000	1,875,000	1,155,469	0.5
						3,012,188	5,163,574	1,710,938	0.7
Total preferred equity securities							34,229,951	34,923,288	14.9

Warrants and other equity securities	(12)(24)
Aerospace & Defense
Delva Master Holdings	(11)(19)(25)	-	18.00% PIK	8/13/2025	-	10,493	-	-	0.0
Delva Master Holdings	(11)(19)(25)	-	-	8/13/2025	-	1,354	-	-	0.0
						11,847	-	-	0.0
Construction & Engineering
Watt Contracting Holdings, LLC	(11)(21)(25)	-	-	4/15/2022	-	100,408	-	-	0.0
						100,408	-	-	0.0
Diversified Telecommunication Services
Caregility Corporation	(11)(25)	-	-	12/29/2021	-	221,574	443,392	-	0.0
Caregility Corporation	(11)(25)	-	-	12/29/2021	-	46,227	-	-	0.0
						267,801	443,392	-	0.0
Food Products
UJP Acquisition, LLC (dba Uncle John's Pride)	(11)(21)(25)	-	-	3/31/2022	-	127,215	-	29,787	0.0
						127,215	-	29,787	0.0
Professional Services							-

							-	-	0.0
Trading Companies & Distributors
USBid Parent, LLC	(11)(25)	-	-	11/3/2022	-	204	-	-	0.0
						204	-	-	0.0
Total warrants and other equity securities							443,392	29,787	0.0
Total controlled/affiliate investments							62,459,798	62,857,937	26.5

TOTAL INVESTMENTS							$387,006,204	$375,043,745	158.1%

(1)
All of the Company’s investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940 (the “1940 Act”), unless otherwise noted. All of the Company’s investments are issued by U.S. portfolio companies unless otherwise noted.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Consolidated Schedule of Investments - (continued)

December 31, 2025

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
(9)
Because there is no readily available market value for these investments, the fair value of each of these investments is determined in good faith using significant unobservable inputs by the Company’s board of directors (the “Board”) as required by the 1940 Act. See Note 4 “Fair Value Measurements of Investments” in the accompanying notes to the consolidated financial statements.
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

Consolidated Schedule of Investments - (continued)

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

On July 29, 2025, the Company received an exemptive order from the Securities and Exchange Commission (“SEC”) that permits the Company to offer multiple classes of shares of its Common Stock (the “Multi-Class Order”). On February 25, 2026, the Company’s board of directors (the “Board”) held a meeting in which the Board, including a majority of the directors who are not “interested persons” (as defined in the 1940 Act) (“Independent Directors”), approved certain matters related to the Company’s ability to issue and sell Class D shares, Class S shares, Class I shares and Class SP shares pursuant to the Multi-Class Order (the “Multi-Class Offering”). In connection with the Multi-Class Offering, effective March 31, 2026, all issued and outstanding shares of the Company's Common Stock were reclassified as Class I shares. As of June 30, 2026, there were 5,273,674 Class I shares and 4,651,024 Class SP shares outstanding and no Class S or Class D shares outstanding.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of June 30, 2026, and the reported revenue generated and expenses incurred during the reporting period. Actual results could differ from those estimates.

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

Revenue Recognition

The Company’s revenue recognition policies are as follows:

Interest income: Interest income is recorded on the accrual basis to the extent that the Company expects to collect such amounts. Interest income is accrued based upon the outstanding principal amount and contractual terms of debt investments. For the three and six months ended June 30, 2026, $8,606,367 and $16,774,444, respectively, of interest income, excluding payment in kind (“PIK”) interest income, has been accrued as shown on the Consolidated Statements of Operations. For the three and six months ended June 30, 2025, $9,068,456 and $17,964,953, respectively, of interest income, excluding PIK interest income, has been accrued as shown on the Consolidated Statements of Operations. As of June 30, 2026 and December 31, 2025, $5,049,145 and $3,410,139, respectively, of interest income is receivable as shown on the Consolidated Statements of Assets and Liabilities.

Payment in-kind income: The Company has certain investments in its portfolio that contain a PIK provision, which represents contractual interest or dividends that are added to the principal balance and recorded as income. For loans and debt securities with contractual PIK, the Company generally will not accrue PIK interest for accounting purposes if the portfolio company valuation indicates that such PIK interest is not collectible. To maintain its ability to take a dividend paid deduction, the Company may need to pay out PIK non-cash income amounts in the form of distributions, even though the Company has not yet collected the cash. For the three and six months ended June 30, 2026, $556,514 and $1,229,595, respectively, of PIK income has been accrued as shown on the Consolidated Statements of Operations. For the three and six months ended June 30, 2025, $882,140 and $1,933,464, respectively, of PIK income has been accrued as shown on the Consolidated Statements of Operations.

Non-accrual: Loans or preferred equity securities are placed on non-accrual status when interest, PIK interest or dividend payments become 90 days or more past due, or when there is reasonable doubt that principal, interest or dividends will be collected. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Any accrued interest receivable in previous years will be written off and corresponding interest income will be reversed, as applicable. Subsequent interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal, interest, PIK interest or dividends are paid, and, in management’s judgment are likely to remain current. As of June 30, 2026, five investments, SkyBell Technologies, Inc., Consolidated Machine & Tool Holdings, LLC, Masterwork Electronics, Inc., Chicken Soup For The Soul, LLC and Texas Contract Manufacturing Group Inc. are on non-accrual status. As of December 31, 2025, six investments, 48forty Intermediate Holdings, Inc., SkyBell Technologies, Inc., Consolidated Machine & Tool Holdings, LLC, Delva Master Holdings, Masterwork Electronics, Inc and Chicken Soup For The Soul, LLC were on non-accrual status. For the three and six months ended June 30, 2026, $0 and $232,015 of interest receivable, respectively, was reversed as a result of these investments being on non-accrual status. For the three and six months ended June 30, 2025, no interest receivable was reversed.

Dividend income: Dividend income to be paid in-kind on equity securities is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income paid in cash is recorded on the date declared for portfolio companies. Each distribution received from limited liability company and limited partnership interests is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For the six months ended June 30, 2026 and for the year ended December 31, 2025, the Company did not receive any return of capital distributions from its equity investments. For the three and six months ended June 30, 2025, the Company received $368,738 as return of capital distribution from its investment in Madryn Select Opportunities, LP. For the three and six months ended June 30, 2026, $348,926 and $497,898, respectively, of dividend income has been accrued as shown on the Consolidated Statements of Operations. For the three and six months ended June 30, 2025, $467,432 and $688,739, respectively, of dividend income has been accrued as shown on the Consolidated Statements of Operations. As of June 30, 2026, all dividend income has been received. As of December 31, 2025, there was $62,136 of dividend income receivable.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

Note 2. Summary of Significant Accounting Policies (continued)

Original Issue Discount: Discounts to par on portfolio securities are accreted into income over the tenor of the instrument. Any remaining discount is accreted into income upon prepayment or redemption of the instrument and the Company then amortizes such amounts using the effective interest method as interest income over the life of the investment. The unamortized discount as of June 30, 2026 and December 31, 2025, was $4,019,488 and $4,721,160, respectively. The amount of original issue discount amortized for the three and six months ended June 30, 2026 was $222,458 and $759,095, respectively. The amount of original issue discount amortized for the three and six months ended June 30, 2025, was $669,547 and $1,444,728, respectively, and is included in interest income on the Consolidated Statements of Operations.

Amendment, waiver, Agency draw and consent fees, etc.: In connection with modifying credit agreements with portfolio companies to provide additional operating or borrowing flexibility, the Company may be entitled to amendment, waiver and consent fees to compensate for the potentially enhanced credit risk. Such fees will be recorded as income on the date earned and accrued to the extent the fee is to be compensated in the form of additional principal balance. For the three and six months ended June 30, 2026, $0 and $0, respectively, of amendment fees had been earned and included in other income on the Consolidated Statements of Operations. For the three and six months ended June 30, 2025, $79,728 and $167,434, respectively, of amendment fees had been earned and included in other income on the Consolidated Statements of Operations.

Early repayment and termination fees: Upon the prepayment of a loan or debt security, any unamortized premium or discount or loan origination fees are recorded as interest income. To the extent the Company receives early repayment fees in connection with pre-maturity loan agreement termination, such income will be recorded on the date of prepayment. The Company and its Advisor generally do not structure transactions with a contractual exit fee to be collected upon loan repayment at maturity. No such fees were earned during the three and six months ended June 30, 2026 and 2025.

Gains and Losses: Investment transactions are recorded on a trade-date basis. Realized gains or losses on portfolio investments are calculated based upon the difference between the net proceeds from the disposition and the amortized cost basis of the investment, without regard to unrealized gains or losses previously recognized. Realized gains and losses are recorded within net realized gain (loss) on investments on the Consolidated Statements of Operations. Changes in the fair value of investments from the prior period, as approved by the Board based on fair value recommendations from the Advisor in accordance with the Advisor’s valuation policy, are included within net change in unrealized gain (loss) on investments on the Consolidated Statements of Operations. For the three and six months ended June 30, 2026, the Company had $0 and $(7,802,110), respectively, of net realized gain (loss) on investments as represented on the Consolidated Statements of Operations. For the three and six months ended June 30, 2025, the Company had $2,488,217 and $4,352,098, respectively, of net realized gain (loss) on investments as represented on the Consolidated Statements of Operations.

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

Earnings per Share

In accordance with the provisions of ASC Topic 260– Earnings per Share, basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. The weighted average shares outstanding utilized the calculation of earnings per share take into account share issues on the issuance date and the Company’s repurchases of its Common Stock on the repurchase date. See Note 9 for additional information on the Company’s share activity. For the six months ended June 30, 2026 and for the year ended December 31, 2025, there were no potentially dilutive common shares issued.

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

Cash Equivalents

Cash equivalents are highly liquid investments with a current maturity of three months or less at the date of acquisition, which may include temporary investments in U.S. Treasury Bills (of varying maturities) or money market funds. There were no cash equivalents outstanding on the Company’s Consolidated Statements of Assets and Liabilities as of June 30, 2026 and December 31, 2025.

Unamortized Deferred Financing Costs

Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. Deferred financing costs are capitalized as incurred and amortized on a straight line basis to maturity of the Secured Credit Facility (as defined herein). For the three and six months ended June 30, 2026, the Company had $184,026 and $364,965, respectively, of expensed financing costs included in interest and other financing fees on the Consolidated Statements of Operations. For the three and six months ended June 30, 2025, the Company had $170,350 and $307,750, respectively, of expensed financing costs included in interest and other financing fees on the Consolidated Statements of Operations. As of June 30, 2026 and December 31, 2025, the Company had $1,643,842 and $1,537,817, respectively, of unamortized deferred financing costs as shown in deferred financing cost on the Consolidated Statements of Assets and Liabilities.

Organizational and Offering Costs

Organizational and offering costs are expensed as incurred. These expenses consist primarily of legal fees and other costs incurred with Company’s share offerings, the preparation of the Company’s registration statement, and registration fees. For the three months ended June 30, 2026 and 2025, the Company had incurred no organizational costs. For the three and six months ended June 30, 2026, the Company incurred offering costs in the amount of $50,000 and $100,000, respectively, as shown as a component of the general and administrative fees in the Consolidated Statements of Operations. As of June 30, 2026 and December 31, 2025, no organizational costs remained payable on the Consolidated Statements of Assets and Liabilities. For the three and six months ended June 30, 2025, the Company incurred offering costs in the amount of $40,000 and $80,000, respectively, as shown as a component of the general and administrative fees in the Consolidated Statements of Operations. As of June 30, 2026 and December 31, 2025, $19,950 and $40,000, respectively, of offering costs incurred were included in other payables on the Consolidated Statements of Assets and Liabilities.

Custodian Fees

The Company has entered into a custody agreement with State Street Bank and Trust Company (the “Custodian”). For the three and six months ended June 30, 2026, the Company incurred expenses for services provided by the Custodian of $12,000 and $24,000, respectively, which is included in professional fees on the Consolidated Statements of Operations. For the three and six months ended June 30, 2025, the Company incurred expenses for services provided by the Custodian of $12,008 and $21,008, respectively, which is included in professional fees on the Consolidated Statements of Operations. As of June 30, 2026 and December 31, 2025, $12,852 and $11,449, respectively, remained payable, which is included in professional fees payable on the Consolidated Statements of Assets and Liabilities.

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

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

Note 2. Summary of Significant Accounting Policies (continued)

To qualify as a RIC under Subchapter M of the Code, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its Stockholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses. In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending October 31 in that calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years and on which the Company paid no U.S. federal income tax. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. For the three and six months ended June 30, 2026 and 2025, the Company did not record any excise tax expense on the Consolidated Statements of Operations.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current period. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. For the six months ended June 30, 2026, the Company recorded an income tax expense of $728 and an increase of $969,689 in deferred tax liability for the change in unrealized appreciation of investments held in the Holding Company. As of June 30, 2026 and December 31, 2025, $5,004,352 and $4,034,663, respectively, was included in deferred tax liabilities on the Consolidated Statement of Assets and Liabilities primarily relating to deferred taxes on unrealized appreciation of investments held in the Holding Company. The Company did not record any uncertain income tax positions for the six months ended June 30, 2026 and for the year ended December 31, 2025 on the Consolidated Statements of Assets and Liabilities.

The aggregate amortized tax basis cost of investments included on the Consolidated Schedule of Investments as of June 30, 2026 and December 31, 2025 were $412,618,402 and $387,006,204, respectively.

Note 3. Investments

The following tables show the composition of the Company’s investment portfolio, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	June 30, 2026
	Amortized Cost		Fair Value
First Lien Senior Secured Loan	$342,438,812	83.0%	$323,558,706	78.8%
Second Lien Senior Secured Loan	1,766,070	0.4	1,765,999	0.4
Senior Unsecured Notes	5,708,334	1.4	3,713,686	0.9
Preferred Equity Securities	57,740,924	14.0	73,555,591	17.9
Warrants and Other Equity Securities	2,515,593	0.6	6,279,232	1.5
Fund Investments	2,448,669	0.6	2,223,101	0.5
Total	$412,618,402	100.0%	$411,096,315	100.0%

	December 31, 2025
	Amortized Cost		Fair Value
First Lien Senior Secured Loan	$324,763,756	83.8%	$300,852,563	80.2%
Senior Unsecured Notes	5,728,949	1.5	3,763,831	1.0
Preferred Equity Securities	51,468,339	13.3	62,479,421	16.7
Warrants and Other Equity Securities	2,515,593	0.7	6,022,684	1.6
Fund Investments	2,529,567	0.7	1,925,246	0.5
Total	$387,006,204	100.0%	$375,043,745	100.0%

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

Note 3. Investments (continued)

The following tables show the composition of the Company’s investment portfolio by geographic region, at amortized cost and fair value (with corresponding percentage of total portfolio investments). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business:

	June 30, 2026
	Amortized Cost		Fair Value
Southeast	$106,973,568	25.9%	$117,185,476	28.5%
Midwest	63,387,409	15.4	67,637,335	16.5
West	124,031,278	30.1	114,469,571	27.8
Northeast	60,008,247	14.5	54,759,717	13.3
East	31,432,619	7.6	29,850,057	7.3
Southwest	8,079,612	2.0	4,308,607	1.0
South	18,705,669	4.5	22,885,552	5.6
Total	$412,618,402	100.0%	$411,096,315	100.0%

	December 31, 2025
	Amortized Cost		Fair Value
Southeast	$105,532,002	27.2%	$103,998,979	27.7%
Midwest	60,910,065	15.7	64,907,855	17.3
West	103,275,095	26.8	94,822,761	25.3
Northeast	58,378,552	15.1	50,530,770	13.5
East	31,403,307	8.1	29,612,464	7.9
Southwest	7,836,636	2.0	6,830,412	1.8
South	19,670,547	5.1	24,340,504	6.5
Total	$387,006,204	100.0%	$375,043,745	100.0%

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

Note 3. Investments (continued)

The following tables show the composition of the Company’s investment portfolio by industry, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	June 30, 2026
	Amortized Cost		Fair Value
Aerospace & Defense	$9,322,266	2.3%	$9,306,265	2.3%
Building Products	2,059,728	0.5	2,131,589	0.5
Chemicals	19,441,617	4.7	19,797,375	4.8
Commercial Services & Supplies	13,928,602	3.4	14,069,816	3.4
Construction & Engineering	74,914,346	18.2	87,509,746	21.3
Consumer Finance	3,675,236	0.9	3,713,686	0.9
Distributors	7,011,926	1.7	6,696,783	1.6
Diversified Financials	2,448,669	0.6	2,223,101	0.5
Diversified Telecommunication Services	23,423,629	5.7	24,204,302	5.9
Electrical Equipment	11,201,480	2.7	-	0.0
Entertainment	32,949,960	7.9	31,109,486	7.6
Food Products	9,617,735	2.3	11,884,754	2.9
Healthcare Providers & Services	41,491,346	10.1	40,528,739	9.9
Hotels, Restaurants & Leisure	8,071,569	2.0	8,381,695	2.0
Household Durables	4,534,395	1.1	4,062,384	1.0
Household Products	27,489,687	6.7	28,563,590	6.9
Leisure Products	5,792,908	1.4	3,452,086	0.8
Machinery	11,331,534	2.7	7,432,796	1.8
Media	19,254,202	4.7	19,753,628	4.8
Personal Products	4,565,994	1.1	4,585,486	1.1
Professional Services	43,214,839	10.4	48,931,112	12.0
Software	997,284	0.2	630,788	0.2
Specialty Retail	6,955,067	1.7	6,993,992	1.7
Trading Companies & Distributors	19,174,718	4.6	15,931,427	3.9
Transportation Infrastructure	9,749,665	2.4	9,201,689	2.2
Total	$412,618,402	100.0%	$411,096,315	100.0%

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

Note 4. Fair Value Measurements of Investments

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

(Unaudited)

Note 4. Fair Value Measurements of Investments (continued)

Any such investigation, as applicable, may or may not require the Advisor to forego its normal reliance on the value supplied by, or on behalf of, such portfolio investment and to independently recommend the fair value of the Company’s interest in such portfolio investments for approval by the Board, consistent with the Company’s valuation procedures.

The Company has engaged two independent third-party valuation providers, which perform valuation procedures to arrive at estimated valuation ranges of the investments on a quarterly basis. Investments that have been completed within the past three months will be fair valued at cost unless there has been a material event. If there has been a material event or material information that was not known as of the close of the transaction, the independent third-party valuation providers will provide an independent valuation range. The types of valuation methodologies employed by the third-party valuation providers include discounted cash flow, recent financing and market approach valuation methodologies. The Company’s Board will discuss valuations and determine the fair value of each investment in the Company’s portfolio in good faith, based on the input of the Advisor, the respective independent valuation firms and the audit committee.

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

The consolidated financial statements include portfolio investments at fair value of $411,096,315 and $375,043,745 as of June 30, 2026 and December 31, 2025, respectively.

The Company valued its investments in underlying funds based on its proportionate interest in net asset value (“NAV”) of the underlying funds. For the purpose of classifying the investments in underlying funds within the fair value hierarchy, the Company makes use of the practical expedient under ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or its Equivalent). As of June 30, 2026 and December 31, 2025, the Company's investments in underlying funds amounted to $2,223,101 and $1,925,246, respectively.

U.S. GAAP requires that the Company disclose the Company’s pro-rata portion of individual securities, if available, that are reported to the Company by the underlying portfolio funds that exceed 5% of the Company’s capital balance.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

Note 4. Fair Value Measurements of Investments (continued)

The following tables present fair value measurements of investments, by major class according to the fair value hierarchy as of June 30, 2026 and December 31, 2025:

	Fair Value Measurements
June 30, 2026	Level 1	Level 2	Level 3	Total
First Lien Senior Secured Loan	$-	$-	$323,558,706	$323,558,706
Second Lien Senior Secured Loan	-	-	1,765,999	1,765,999
Senior Unsecured Notes	-	-	3,713,686	3,713,686
Preferred Equity Securities	-	-	73,555,591	73,555,591
Warrants and Other Equity Securities	-	-	6,279,232	6,279,232
Total	$-	$-	$408,873,214	$408,873,214
Fund Investments				2,223,101
Total Investments				$411,096,315

	Fair Value Measurements
December 31, 2025	Level 1	Level 2	Level 3	Total
First Lien Senior Secured Loan	$-	$-	$300,852,563	$300,852,563
Senior Unsecured Notes	-	-	3,763,831	3,763,831
Preferred Equity Securities	-	-	62,479,421	62,479,421
Warrants and Other Equity Securities	-	-	6,022,684	6,022,684
Total	$-	$-	$373,118,499	$373,118,499
Fund Investments				1,925,246
Total Investments				$375,043,745

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

The following tables provide a reconciliation of the beginning and ending balances for investments at fair value that use Level 3 inputs for the three and six months ended June 30, 2026, and 2025:

	Investments
	First Lien Senior Secured Loan	Second Lien Senior Secured Loan	Senior Secured Notes	Senior Unsecured Notes	Preferred Equity Securities	Warrants and Other Equity Securities	Fund Investments	Total Investments
Balance as of March 31, 2026	$302,130,532	$-	$-	$3,698,085	$67,974,382	$6,281,368	$1,925,246	$382,009,613
Net realized gain on investments	-	-	-	-	-	-	-	-
Net change in unrealized gain (loss) on investments	(1,685,641)	(71)	-	15,601	3,486,622	(2,136)	297,855	2,112,230
Purchases of investments and other adjustments to cost (1)	26,957,417	1,766,070	-	-	2,094,587	-	-	30,818,074
Proceeds from sales of investments	-	-	-	-	-	-	-	-
Proceeds from principal repayments (2)	(3,843,602)	-	-	-	-	-	-	(3,843,602)
Transfer / Restructure of Investments (3)	-	-	-	-	-	-	-	-
Balance as of June 30, 2026	$323,558,706	$1,765,999	$-	$3,713,686	$73,555,591	$6,279,232	$2,223,101	$411,096,315

(1)
Includes purchases of new investments, premium and discount accretion and amortization and PIK interest.
(2)
Includes paydowns receivable from the Consolidated Statements of Assets and Liabilities.
(3)
Lien conversions are fair valued at beginning of period or at time of restructure.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

Note 4. Fair Value Measurements of Investments (continued)

	Investments
	First Lien Senior Secured Loan	Second Lien Senior Secured Loan	Senior Secured Notes	Senior Unsecured Notes	Preferred Equity Securities	Warrants and Other Equity Securities	Fund Investments	Total Investments
Balance as of December 31, 2025	$300,852,563	$-	$-	$3,763,831	$62,479,421	$6,022,684	$1,925,246	$375,043,745
Net realized gain (loss) on investments	(7,802,110)	-	-	-	-	-	-	(7,802,110)
Net change in unrealized gain (loss) on investments	5,031,087	(71)	-	(29,530)	4,803,585	256,548	378,753	10,440,372
Purchases of investments and other adjustments to cost (1)	43,105,136	1,766,070	-	(20,615)	2,094,587	-	-	46,945,178
Proceeds from sales of investments	-	-	-	-	-	-	(80,898)	(80,898)
Proceeds from principal repayments (2)	(13,449,972)	-	-	-	-	-	-	(13,449,972)
Transfer / Restructure of Investments (3)	(4,177,998)	-	-	-	4,177,998	-	-	-
Balance as of June 30, 2026	$323,558,706	$1,765,999	$-	$3,713,686	$73,555,591	$6,279,232	$2,223,101	$411,096,315

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

The net change in unrealized gain (loss) on investments included on the Consolidated Statements of Operations for the three and six months ended June 30, 2026, attributable to Level 3 investments still held as of June 30, 2026 was $2,112,230 and $10,440,372, respectively. The net change in unrealized gain (loss) on investments included on the Consolidated Statements of Operations for the three and six months ended June 30, 2025, attributable to Level 3 investments still held as of June 30, 2025 was $(2,858,317) and $(4,629,186), respectively.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

Note 4. Fair Value Measurements of Investments (continued)

Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period which the reclassifications occur. There were no transfers among Levels 1, 2 and 3 for the three and six months ended June 30, 2026 and 2025.

Purchases (including accretion, amortization, PIK interest) for the three and six months ended June 30, 2026 amounted to $30,818,074 and $46,945,178, respectively. Purchases (including accretion, amortization, PIK interest) for the three and six months ended June 30, 2025 amounted to $8,761,877 and $29,110,929, respectively.

For the six months ended June 30, 2026, the Company invested (net of original issue discount) $24,495,839 in three new portfolio companies and invested $20,976,695 in fourteen existing portfolio companies as reflected in the Consolidated Schedule of Investments. For the six months ended June 30, 2025, the Company invested (net of original issue discount) $12,312,500 in one new portfolio company and invested $15,353,701 in seventeen existing portfolio companies as reflected in the Consolidated Schedule of Investments.

During the six months ended June 30, 2026, 48Forty Intermediate Holdings, Inc. underwent a restructuring resulting in a new preferred equity investment and loan facilities.

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

The table below summarizes the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy as of June 30, 2026.

					Range
	Fair Value	Valuation Technique	Unobservable Input	Weighted Average Mean	Minimum	Maximum
Assets:
First Lien Senior Secured Loan	$296,371,850	Discounted Cash Flow	Discount Rate	14.5%	7.0%	87.0%
First Lien Senior Secured Loan	7,510,993	Guideline Public Company Method	Revenue Multiple	0.4x	0.2x	0.5x
		Guideline Public Company Method	EBITDA Multiple	11.5x	10.8x	12.3x
First Lien Senior Secured Loan	19,675,863	Transaction Price	N/A	N/A	N/A	N/A
Second Lien Senior Secured Loan	1,765,999	Transaction Price	N/A	N/A	N/A	N/A
Senior Unsecured Note	3,713,686	Discounted Cash Flow	Discount Rate	14.7%	13.5%	16.0%
Preferred Equity Securities	27,429,840	Discounted Cash Flow	Discount Rate	22.6%	14.5%	33.0%
Preferred Equity Securities	34,195,418	Guideline Public Company Method	Revenue Multiple	1.7x	0.7x	4.3x
		Guideline Public Company Method	EBITDA Multiple	9.3x	5.6x	14.7x
Preferred Equity Securities	10,340,653	Guideline Merged & Acquired Company Method	Revenue Multiple	2.3x	0.8x	4.0x
		Guideline Merged & Acquired Company Method	EBITDA Multiple	9.2x	7.5x	12.2x
Preferred Equity Securities	1,589,680	Transaction Price	N/A	N/A	N/A	N/A
Warrants and Other Equity Securities	186,173	Discounted Cash Flow	Discount Rate	24.1%	14.5%	33.0%
Warrants and Other Equity Securities	6,093,059	Guideline Public Company Method	Revenue Multiple	0.9x	0.9x	3.6x
		Guideline Public Company Method	EBITDA Multiple	9.8x	5.8x	32.0x
Total Level 3 Assets	$408,873,214

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

Note 4. Fair Value Measurements of Investments (continued)

The table below summarizes the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy as of December 31, 2025.

					Range
	Fair Value	Valuation Technique	Unobservable Input	Weighted Average Mean	Minimum	Maximum
Assets:
First Lien Senior Secured Loans	$278,977,857	Discounted Cash Flow	Discount Rate	13.7%	5.9%	23.9%
First Lien Senior Secured Loans	23,143,096	Guideline Public Company Method	Revenue Multiple	0.5x	0.2x	0.9x
		Guideline Public Company Method	EBITDA Multiple	11.0x	10.5x	11.5x
First Lien Senior Secured Loans	2,267,252	Transaction Price	N/A	N/A	N/A	N/A
Senior Unsecured Notes	228,189	Discounted Cash Flow	Discount Rate	13.3%	12.1%	14.6%
Preferred Equity Securities	23,887,117	Discounted Cash Flow	Discount Rate	22.8%	13.0%	31.5%
Preferred Equity Securities	28,548,928	Guideline Public Company Method	Revenue Multiple	1.4x	0.5x	4.5x
		Guideline Public Company Method	EBITDA Multiple	8.9x	4.8x	25.1x
Preferred Equity Securities	9,828,998	Guideline Merged & Acquired Company Method	Revenue Multiple	1.7x	0.5x	2.5x
		Guideline Merged & Acquired Company Method	EBITDA Multiple	9.9x	7.5x	14.4x
Preferred Equity Securities	214,378	Transaction Price	N/A	N/A	N/A	N/A
Warrants and Other Equity Securities	203,603	Discounted Cash Flow	Discount Rate	24.0%	15.5%	31.5%
Warrants and Other Equity Securities	5,819,080	Guideline Public Company Method	Revenue Multiple	1.0x	0.2x	2.5x
		Guideline Public Company Method	EBITDA Multiple	9.3x	4.8x	13.5x
Total Level 3 Assets	$373,118,499

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

An affiliated company is a company in which the Company has an ownership interest of 5% or more of its voting securities. A controlled affiliate company is a company in which the Company and its affiliated funds have an ownership interest of more than 25% of its voting securities. Please see the Company’s Consolidated Schedule of Investments for the type of investment, principal amount, interest rate including the spread, and the maturity date for investments in affiliated companies. For the six months ended June 30, 2026 and for the year ended December 31, 2025, the Advisor’s managed funds had an ownership interest of more than 25% or the Company had an ownership interest of 5% or more in companies voting securities, respectively.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

Note 5. Transactions with Affiliated Companies (continued)

Transactions related to the Company’s investments with affiliated and controlled affiliates for the six months ended June 30, 2026 and for the year ended December 31, 2025, were as follows:

The six months ended June 30, 2026	Equity Ownership Held by the Company	Equity Ownership Held by Star Mountain Affiliate Funds
Issuer:
Caregility	5.7%	28.8%
LaSalle Network	5.8%	21.9%
Uncle John's Pride	5.6%	18.8%
USBid Inc.	13.5%	57.7%
Watt Contracting Holdings	30.2%	89.6%
Acara Home Health	2.5%	72.2%
Mission	4.3%	34.4%
Delva Master Holdings	2.7%	74.5%
Microf	0.0%	88.9%

The year ended December 31, 2025	Equity Ownership Held by the Company	Equity Ownership Held by Star Mountain Affiliate Funds
Issuer:
Arrow Home Health LLC	2.6%	72.2%
Caregility Corporation	7.9%	37.4%
Delva Master Holdings	2.7%	74.5%
Lasalle Staffing, LLC	5.8%	21.9%
Microf, LLC	0.0%	77.3%
MPUSA, LLC (dba Mission)	4.3%	34.4%
Uncle John's Pride, LLC	5.6%	18.8%
USBid Inc.	13.5%	57.7%
Watt Acquisition, LLC	30.2%	89.6%

Note 6. Transactions with Related Parties

Star Mountain Lower Middle-Market (Offshore) Ltd. (the “Feeder Fund”) was formed as a Cayman Islands exempted company and commenced operations on August 17, 2021. The Feeder Fund has been formed to invest all or substantially all of its investable assets in the common stock of the Company. As of June 30, 2026 and December 31, 2025, the Feeder Fund had $46,888,800 and $46,888,800 in capital committed to the Company, respectively, and a share ownership percentage in the Company of 15.54% and 16.08%, respectively.

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

Management fees for the three and six months ended June 30, 2026 were $1,257,262 and $2,443,154, respectively. Management fees for the three and six months ended June 30, 2025 were $1,173,157 and $2,360,804, respectively. For the three and six months ended June 30, 2026 and 2025, the Advisor elected to not voluntarily waive any management fees. Any management fees waived are not recoupable by the Advisor. There is no guarantee that the Advisor will waive management fees in the future, and the Advisor may discontinue or modify any such waivers in the future at its discretion. As of June 30, 2026 and December 31, 2025, $507,262 and $1,184,837, respectively, of management fees remained payable.

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

Income incentive fees for the three and six months ended June 30, 2026 were $530,401 and $698,201, respectively. Income incentive fees for the three and six months ended June 30, 2025 were $1,275,636 and $2,142,038, respectively. For the six months ended June 30, 2026 and 2025 the Advisor elected to not voluntarily waive any incentive fees. Any incentive fees waived are not recoupable and there is no guarantee that the Advisor will waive incentive fees in the future. The Advisor may discontinue or modify any such waivers in the future at its discretion. As of June 30, 2026 and December 31, 2025, $6,922,004 and $6,223,804, respectively, of incentive fees remained payable as shown in the Consolidated Statements of Assets and Liabilities.

Administration Fees

The Company has entered into the Administration Agreement with the Advisor, under which the Company reimburses the Administrator for its allocable portion of overhead and other expenses, including the costs of furnishing the Company with office facilities and equipment and providing clerical, bookkeeping, record-keeping and other administrative services at such facilities, and the Company’s allocable portion of the cost of the chief financial officer and chief compliance officer and their respective staffs. To the extent that the Administrator outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis, without incremental profit, to the Administrator. For the three and six months ended June 30, 2026, the Company incurred reimbursement expenses of $262,108 and $461,330, respectively, included under General and Administrative fees on the Consolidated Statements of Operations. For the three and six months ended June 30, 2025, the Company incurred reimbursement expenses of $156,006 and $336,381, respectively, which is included under General and Administrative fees on the Consolidated Statements of Operations. As of June 30, 2026 and December 31, 2025, $277,108 and $146,408, respectively, of reimbursement expense was payable as shown in the Consolidated Statements of Assets and Liabilities as reimbursement expense payable

The Administrator has entered into a sub-administration agreement with SS&C Technologies, Inc. (the “Sub-Administrator”), under which the Sub-Administrator provides various accounting and administrative services to the Company. Administrative services may include maintenance of the Company’s books and records, processing of investor transactions, and calculation of the NAV. For the three and six months ended June 30, 2026, the Company incurred expenses for services provided by the Sub-Administrator of $158,663 and $318,330 respectively, which is included in professional fees on the Consolidated Statements of Operations. For the three and six months ended June 30, 2025, the Company incurred expenses for services provided by the Sub-Administrator of $202,303 and $445,861, respectively, which is included in professional fees on the Consolidated Statements of Operations. As of June 30, 2026 and December 31, 2025, there were $3,225 and $0 payable, respectively, for expenses incurred for services provided by the Sub-Administrator.

Directors’ Fees

The Company incurs certain fees and expenses paid to the Company’s Independent Directors (including expenses and costs related to meetings of the Independent Directors); for the three and six months ended June 30, 2026, directors’ expenses are $35,000 and $70,000, respectively, as shown on the Consolidated Statements of Operations. For the three and six months ended June 30, 2025, directors’ expenses are $35,000 and $70,000, respectively, as shown on the Consolidated Statements of Operations. As of June 30, 2026 and December 31, 2025, $35,000 and $35,000 of directors’ expenses remained payable, respectively, which are included in professional fees payable as shown on the Consolidated Statements of Assets and Liabilities.

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

As of March 31, 2026, all issued and outstanding shares of the Company's Common Stock were reclassified as Class I shares. As of June 30, 2026, there were 5,273,674 Class I shares and 4,651,024 Class SP shares outstanding and no Class S or Class D shares outstanding.

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

During the period from May 20, 2026 to June 30, 2026, the Company waived $68,271 of Class SP expenses as shown on the Consolidated Statements of Operations.

Note 7. Borrowings

The Secured Credit Facility

In May 2024, the Company extended its $200,000,000 senior secured revolving facility (the "Secured Credit Facility") with Webster Bank, the Administrative Agent for a syndicated lending group, to June 30, 2028. The Secured Credit Facility carries an interest rate of 3M SOFR plus 2.9%. On June 27, 2025, the Company entered into an amendment to the Secured Credit Facility to reduce the Applicable Spread to 2.3%, plus following the occurrence and during the continuation of an Event of Default, 2.00%.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

Note 7. Borrowings (continued)

As of June 30, 2026 and December 31, 2025, the Secured Credit Facility commitment amounts were as follows:

	As of June 30, 2026 Commitment	As of December 31, 2025 Commitment
Webster Bank	$87,500,000	$67,500,000
Dime Community Bank	25,000,000	25,000,000
First Foundation Bank	-	20,000,000
Mitsubishi HC Capital America, Inc.	20,000,000	20,000,000
Woodforest National Bank	20,000,000	20,000,000
Peapack-Gladstone Bank	17,000,000	17,000,000
Hanmi Bank	15,500,000	15,500,000
Apple Bank	15,000,000	15,000,000
Total Commitment	$200,000,000	$200,000,000

Borrowings can be increased to a maximum of $350 million in accordance with the Secured Credit Facility accordion feature terms and conditions and are limited by various advance rates and concentration limits.

As of June 30, 2026 and December 31, 2025, the total fair value of the borrowings outstanding under the Secured Credit Facility was $137,450,000 and $122,300,000, respectively. The fair value of the borrowings outstanding under the Secured Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.

Inclusive of syndication, agency, and administrative fees paid to Webster and fees related to the Note Purchase Agreement (as defined below), the total annualized cost of capital is estimated to be 6.3%. The Company will also pay a non-utilization fee on the average daily unused amount of the aggregate commitments until the commitment termination date (as defined in the Loan Agreement). As of June 30, 2026, the total commitments under the Secured Credit Facility were $200 million. Proceeds from borrowings under the Secured Credit Facility may be used to finance certain investments, fulfill payment obligations under the Secured Credit Facility, make distributions/payments permitted by the Loan Agreement. All amounts outstanding under the Secured Credit Facility must be repaid by June 30, 2028. The Company’s obligations to the lenders under the Secured Credit Facility are secured by a first priority security interest in substantially all of the Company’s assets. Some of the Company's assets may be excluded due to their underlying leverage ratios, financial performance, or other financial metrics.

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

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

Note 7. Borrowings (continued)

As of June 30, 2026, the fair value of the outstanding Notes was $25,000,000. The fair value determination of the Note is based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.

The components of the Company’s interest expense and other debt financing expenses, average outstanding balances and average stated interest rates (i.e. the rate in effect plus spread) were as follows:

	For the three months ended June 30,
	2026	2025
Interest expense - Secured Credit Facility	$1,874,971	$2,208,438
Interest expense - Senior Unsecured Note	458,945	-
Unused commitment fees	96,539	98,859
Amortization of deferred financing costs - Secured Credit Facility	155,220	170,350
Amortization of deferred financing costs - Senior Unsecured Note	28,806	-
Utilization fees	46,871	(1,179,104)
Total interest and other debt financing fees	$2,661,352	$1,298,543
Average debt outstanding	$148,617,582	$121,781,319
Average stated interest rate	6.30%	7.27%

	For the six months ended June 30,
	2026	2025
Interest expense - Secured Credit Facility	$3,438,914	$4,377,859
Interest expense - Senior Unsecured Note	916,292	-
Unused commitment fees	215,353	198,423
Amortization of deferred financing costs - Secured Credit Facility	308,734	307,750
Amortization of deferred financing costs - Senior Unsecured Note	56,231	-
Utilization fees	86,227	(1,043,712)
Total interest and other debt financing fees	$5,021,751	$3,840,320
Average debt outstanding	$139,334,807	$121,069,061
Average stated interest rate	6.30%	7.29%

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

As of June 30, 2026, the estimated cost basis of investment for U.S. federal income tax purposes was $412,618,402 resulting in estimated net unrealized loss of $1,522,087 comprised of estimated gross unrealized gains of $32,545,068 and gross unrealized losses of $34,067,155. As of December 31, 2025, the estimated cost basis of investment for U.S. federal income tax purposes was $390,821,061 resulting in estimated net unrealized loss of $15,777,316 comprised of estimated gross unrealized gains of $24,160,846 and gross unrealized losses of $39,938,162. As of June 30, 2026, the estimated cost basis of investment held in the Holding Company for U.S. federal income tax purposes was $27,474,575 resulting in estimated net unrealized gains of $5,597,215, comprised of estimated gross unrealized gains of $26,968,844 and gross unrealized losses of $21,371,629. As of December 31, 2025, the estimated cost basis of investment held in the Holding Company for U.S. federal income tax purposes was $27,474,575 resulting in estimated net unrealized gains of $19,212,681 comprised of estimated gross unrealized gains of $25,050,814 and gross unrealized losses of $5,838,133.

The Company recognized the following excise taxes related to the Company’s status as a RIC:

	As of June 30, 2026	As of December 31, 2025
Excise tax expense	$-	$79,746
Total	$-	$79,746

The Company recognized the following benefits (provisions) for deferred taxes on the change in unrealized appreciation and depreciation on investments held in the Holding Company:

	As of June 30, 2026	As of December 31, 2025
Benefit (provision) for taxes on unrealized appreciation (depreciation) on investments	$(969,689)	$2,059,533
Total	$(969,689)	$2,059,533

As of June 30, 2026 and December 31, 2025, $5,004,352 and $4,034,663, respectively, was included in deferred tax liabilities on the Consolidated Statements of Assets and Liabilities primarily relating to deferred taxes on unrealized gains on investments held in the Company’s subsidiary and other temporary book to tax differences of the subsidiary.

Note 9. Stock Issuances and Discretionary Repurchase of Shares of Common Stock

On July 29, 2025, the SEC issued the Multi-Class Order granting the Company’s application for exemptive relief from sections 18(a)(2), 18(c), 18(i) and 61(a) under the 1940 Act. Under the terms of the Multi-Class Order, effective March 31, 2026, the Company is offering Class I, Class S, Class D and Class SP shares of Common Stock under the Multi-Class Offering. Effective March 31, 2026, all issued and outstanding shares of Common Stock were reclassified as Class I shares. As of June 30, 2026, there were 5,273,674 Class I shares and 4,651,024 Class SP shares outstanding and no Class S or Class D shares outstanding.

As of June 30, 2026 and December 31, 2025, the total number of shares of all classes of capital stock that the Company has the authority to issue was 200,000,000 shares of Common Stock, par value $0.001 per share.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

Note 9. Stock Issuances and Discretionary Repurchase of Shares of Common Stock (continued)

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

For the six months ended June 30, 2026 and 2025, the Company entered into subscription agreements (collectively, the “Subscription Agreements”) with new investors, providing for the private placement of shares of Common Stock. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase common shares up to the amount of their respective capital commitments on an as-needed basis with a minimum of 8 business days’ prior notice. As of June 30, 2026 and December 31, 2025, the Company had received capital commitments totaling $291,901,310 and $292,885,780 respectively.

As of June 30, 2026, net contributions of $286,116,070 had been made by Stockholders and $5,785,240 remained available to be drawn by the Company.

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

The following table summarizes the issuance and repurchase of shares of Common Stock for the three and six months ended June 30, 2026 and 2025. There were no issuances or repurchases of Class SP shares during the six months ended June 30, 2025.

	Three Months Ended June 30, 2026		Three Months Ended June 30, 2025		Six months ended June 30, 2026		Six months ended June 30, 2025
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Class I Shares
Issuance of common shares	45,587	$1,064,000	445,341	$10,935,518	94,778	$2,219,000	445,341	$10,935,518
Stock issued in connection with dividend reinvestment plan	113,114	2,642,106	113,516	2,786,818	228,420	5,369,942	222,691	5,458,336
Purchases of shares in repurchase offer	(176,396)	(4,117,613)	(242,757)	(5,932,958)	(429,468)	(10,024,302)	(498,990)	(12,223,500)
Transfer out*	(4,656,219)	(108,671,913)	-	-	(4,656,219)	(108,671,913)	-	-
Conversion of shares**	(69,396)	(1,619,721)	-	-	(69,396)	(1,619,721)	-	-
Net increase (decrease)	(4,743,310)	$(110,703,141)	316,100	$7,789,378	(4,831,885)	$(112,726,994)	169,042	$4,170,354

Class SP Shares
Transfer in*	4,656,219	$108,671,913	-	$-	4,656,219	$108,671,913	-	$-
Conversion of shares**	69,396	1,619,721	-	-	69,396	1,619,721	-	-
Purchases of shares in repurchase offer	(74,591)	(1,740,427)	-	-	(74,591)	(1,740,427)	-	-
Net increase (decrease)	4,651,024	108,551,207	-	-	4,651,024	108,551,207	-	-
Total increase (decrease)	(92,286)	$(2,151,934)	316,100	$7,789,378	(180,861)	$(4,175,787)	169,042	$4,170,354

* On May 20, 2026, the Company converted 4,656,219 existing shareholders Class I shares to Class SP shares with an aggregate net asset value of $108,671,913.

** On May 20, 2026 and May 29, 2026, respectively, the Company converted 56,543 and 12,853 Class I shares to Class SP shares with an aggregate net asset value, respectively, of $1,319,721 and $300,000.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

Note 9. Stock Issuances and Discretionary Repurchase of Shares of Common Stock (continued)

The following tables summarize the repurchase of shares of Common Stock for the six months ended June 30, 2026 and 2025.

Date	Purchase Price	Shares Repurchased	Amount
Class I
March 31, 2026*	$23.34	253,072	$5,906,689
June 30, 2026**	$23.34	176,396	4,117,613
Total		429,468	$10,024,302
Class SP
June 30, 2026**	$23.34	74,591	$1,740,427
Total		74,591	$1,740,427

* Repurchase offer by the Company to purchase up to 252,639 shares of the Company’s common stock, par value $0.001 per share, which represented 2.5% of the Company’s outstanding shares as of December 31, 2025, at a price per share equal to the Company’s net asset value per share as of March 31, 2026, upon the terms and subject to the conditions described in the Offer to Purchase, dated March 3, 2026. 1,328,452 shares were validly tendered and not withdrawn prior to the expiration of the Offer. The Company accepted for purchase a total of 253,072 shares on a pro rata basis in accordance with the terms of the Offer.

** Repurchase offer by the Company to purchase up to 250,425 shares of the Company’s common stock, par value $0.001 per share, which represented 2.5% of the Company’s outstanding shares as of March 31, 2026, at a price per share equal to the Company’s net asset value per share as of June 30, 2026, upon the terms and subject to the conditions described in the Offer to Purchase, dated June 1, 2026. 1,013,565 shares were validly tendered and not withdrawn prior to the expiration of the Offer. The Company accepted for purchase a total of 250,987 shares on a pro rata basis in accordance with the terms of the Offer.

Date	Purchase Price	Shares Repurchased	Amount
Class I
March 31, 2025*	$24.55	256,234	$6,290,542
June 30, 2025**	24.44	242,756	5,932,958
Total		498,990	$12,223,500

* Repurchase offer by the Company to purchase up to 256,234 shares of the Company’s common stock, par value $0.001 per share, which represented 2.5% of the Company’s outstanding shares as of December 31, 2025, at a price per share equal to the Company’s net asset value per share as of March 31, 2025, upon the terms and subject to the conditions described in the Offer to Purchase, dated March 3, 2025. 1,289,373 shares were validly tendered and not withdrawn prior to the expiration of the Offer. The Company accepted for purchase a total of 256,234 shares on a pro rata basis in accordance with the terms of the Offer.

** Repurchase offer by the Company to purchase up to 242,756 shares of the Company’s common stock, par value $0.001 per share, which represented 2.5% of the Company’s outstanding shares as of March 31, 2025, at a price per share equal to the Company’s net asset value per share as of June 30, 2025, upon the terms and subject to the conditions described in the Offer to Purchase, dated May 30, 2025. 1,088,935 shares were validly tendered and not withdrawn prior to the expiration of the Offer. The Company accepted for purchase a total of 242,756 shares on a pro rata basis in accordance with the terms of the Offer.

As of June 30, 2026, the Company received subscriptions in advance of $12,500.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

Note 10. Distributions

The Company’s distributions are recorded on the record date. For the six months ended June 30, 2026 and 2025, the following table summarizes the distributions declared on shares of Common Stock. There were no distributions on Class SP shares during the six months ended June 30, 2025.

For the six months ended June 30, 2026
Date Declared	Record Date	Payment/Issuance Date	Amount Per Share	Amount Paid in Cash	Amount Settled via Newly Issued Shares	Total
Class I
December 30, 2025	December 31, 2025	January 30, 2026	$0.56	$3,072,262	$2,727,836	$5,800,098
March 30, 2026	March 30, 2026	May 20, 2026	0.55	3,006,425	2,642,106	5,648,531
June 29, 2026	June 29, 2026	August 20, 2026	0.55	1,676,334	1,321,203	2,997,537
Total			$1.66	$7,755,021	$6,691,145	$14,446,166

Date Declared	Record Date	Payment/Issuance Date	Amount Per Share	Amount Paid in Cash	Amount Settled via Newly Issued Shares	Total
Class SP
June 29, 2026	June 29, 2026	August 20, 2026	0.56	1,326,624	1,319,721	2,646,345
Total			$0.56	$1,326,624	$1,319,721	$2,646,345

For the six months ended June 30, 2025
Date Declared	Record Date	Payment/Issuance Date	Amount Per Share	Amount Paid in Cash	Amount Settled via Newly Issued Shares	Total

December 31, 2024	December 31, 2024	January 31, 2025	$0.54	$2,651,213	$2,671,518	$5,322,731
April 1, 2025	April 23, 2025	May 20, 2025	0.57	2,951,972	2,786,818	5,738,790
Total			$1.11	$5,603,185	$5,458,336	$11,061,521

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

Note 11. Commitments, Contingencies, and Risks

Commitments: As of June 30, 2026 and December 31, 2025, the Company had $14,965,772 and $5,692,616 in outstanding commitments to direct investments and $1,101,695 and $1,101,695 in outstanding commitments to fund investments, respectively.

June 30, 2026	Outstanding Commitments
Direct Investments
Ambient Enterprises Holdco LLC	$1,221,016
IPA Intermediate Co., LLC	638,298
Kelso Industries	1,748,571
MechanAir, LLC	3,557,541
The Stonewall Group LLC	1,862,664
48forty Intermediate Holdings, Inc. (Alpine Acquisition Corp)	607,705
AqueoUS Vets	5,329,977
Total Direct Investments	$14,965,772

Fund Investments
Madryn Select Opportunities, LP	$1,101,695
Total Fund Investments	$1,101,695
Total	$16,067,467

December 31, 2025	Outstanding Commitments
Direct Investments
Ambient Enterprises Holdco LLC	$1,922,310
IPA Intermediate Co., LLC	212,766
MechanAir, LLC	3,557,540
Total Direct Investments	$5,692,616

Fund Investments
Madryn Select Opportunities, LP	$1,101,695
Total Fund Investments	$1,101,695
Total	$6,794,311

Management believes that the Company’s available cash balances provide sufficient funds to cover its unfunded commitments as of June 30, 2026 and December 31, 2025.

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

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

Note 12. Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2026 and 2025:

	Class I		Class SP
	For the six months ended June 30,		May 20, 2026 (Issuance date) to
	2026	2025	June 30, 2026
Per share data:
Net asset value at beginning of period	$23.48	$24.43	$23.34
Net investment income (loss) (1)	0.81	1.10	0.41
Net realized and unrealized gain (loss) (1)	0.12	(0.62)	0.16
Net increase (decrease) in net assets resulting from operations (1)	0.93	0.48	0.57
Stockholder distributions (2)	(1.10)	(1.11)	(0.56)
Other (3)	0.03	0.64	(0.01)
Net asset value at end of period	$23.34	$24.44	$23.34
Net assets at end of period	$123,105,872	$245,047,744	$108,567,013
Shares outstanding at end of period (7)	5,273,674	10,026,343	4,651,024
Total return (4)	4.14%	4.62%	2.41%
Ratio/Supplemental data:
Ratio of expenses to average net assets before incentive fees and expense waivers (5)(8)	8.38%	7.07%	8.57%
Ratio of expenses to average net assets after incentive fees and expense waivers (5)(8)	8.62%	7.95%	8.73%
Ratio of net investment income to average net assets before incentive fees and expense waivers (5)(8)	7.49%	9.35%	7.76%
Ratio of net investment income to average net assets after incentive fees and expense waivers (5)(8)	7.24%	8.48%	7.59%
Portfolio turnover (6)	3.68%	7.22%	3.68%

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
(6)
Ratio is not annualized.
(7)
Effective March 31, 2026, as part of the Company's offering of multiple classes of shares of Common Stock, all shares of the Company's Common Stock issued prior to March 31, 2026 were reclassified as Class I shares of Common Stock to conform with the current period presentation. For the period ending June 30, 2026, there were 7,777,267 and 4,686,158, respectively, Class I and Class SP weighted average shares outstanding.
(8)
These ratios have been calculated as if the transfer between Class I and Class SP was effective at the beginning of the quarter.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

Note 13. Subsequent Events

The Company has evaluated subsequent events through August 13, 2026, the date on which the consolidated financial statements were issued.

On June 29, 2026, the Company declared a dividend of $0.55 per share and $0.56 per share, respectively, for Class I and Class SP Stockholders of record as of June 29, 2026, which will be paid in the form of cash and shares on or about August 20, 2026. On August 20, 2026, the Company will pay distributions totaling $5,643,882, consisting of $3,002,958 payable in cash and $2,640,924 payable in the form of shares. Class I Stockholders will receive distributions totaling $2,997,537, consisting of $1,676,334 payable in cash and $1,321,203 payable in the form of shares. Class SP Stockholders will receive distributions totaling $2,646,345, consisting of $1,326,624 payable in cash and $1,319,721 payable in the form of shares.

On August 6, 2026, the Company entered into a Note Purchase Agreement (the “August 2026 Note Purchase Agreement”) governing the issuance of $25,000,000 in aggregate principal amount of Floating Rate Senior Unsecured Notes due January 15, 2029, with a floating interest rate per annum equal to the Benchmark (which is based on the TSFR3M Index Screen Rate and more fully defined in the August 2026 Note Purchase Agreement) plus 3.75% (375 basis points) (the “New Notes”), to a qualified institutional investor in a private placement. The New Notes are an additional issuance of the Company’s $25,000,000 Floating Rate Senior Unsecured Notes due January 15, 2029 (the “Existing Notes” and, together with the New Notes, the “Notes”) issued pursuant to that certain Note Purchase Agreement, dated January 2, 2026, by and between the Company and the purchaser thereto. Except for the date of original issuance, the purchase price of the New Notes, the date from which interest will initially begin to accrue and the first interest payment date, the New Notes offered by the Company pursuant to the August 2026 Note Purchase Agreement will have identical terms to the Existing Notes, including that they will be fungible, rank equally, and be treated as a single series with the Existing Notes.

Interest on the New Notes will be due quarterly on the 15th day of January, April, July and October each year, beginning on October 15, 2026. The Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if applicable, a make-whole premium. In addition, the Company is obligated to offer to prepay the Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur. The Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.

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

Portfolio and Investment Activity:

For the six months ended June 30, 2026, the Company invested (net of original issue discount) $24,495,839 in three new portfolio companies and invested $20,976,695 in fourteen existing portfolio companies as reflected in the Consolidated Schedule of Investments. For the six months ended June 30, 2025, the Company invested (net of original issue discount) $12,312,500 in one new portfolio company and invested $15,353,701 in seventeen existing portfolio companies as reflected in the Consolidated Schedule of Investments.

The Company had $3,843,602 and $13,449,972, respectively, in principal repayments for the three and six months ended June 30, 2026, of which an amount of $13,648,486 was received in cash as of June 30, 2026 (with the remaining balance as the change in receivable from December 31, 2025). The Company had $21,714,650 and $36,530,329, respectively, in principal repayments for the three and six months ended June 30, 2025, of which $34,701,803 was received in cash as of June 30, 2025 (with the remaining balance as the change in receivable from December 31, 2024).

As of June 30, 2026 and December 31, 2025, the Company’s investments consisted of the following:

	June 30, 2026		December 31, 2025
Fair Value:
First Lien Senior Secured Loan	$323,558,706	78.8%	$300,852,563	80.2%
Second Lien Senior Secured Loan	1,765,999	0.4	-	-
Senior Unsecured Notes	3,713,686	0.9	3,763,831	1.0
Preferred Equity Securities	73,555,591	17.9	62,479,421	16.7
Warrants and Other Equity Securities	6,279,232	1.5	6,022,684	1.6
Fund Investments	2,223,101	0.5	1,925,246	0.5
Total	$411,096,315	100.0%	$375,043,745	100.0%

The table below describes investments by industry composition based on fair value as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
Fair Value:
Aerospace & Defense	$9,306,265	2.3%	$8,756,759	2.4%
Building Products	2,131,589	0.5	2,056,098	0.6
Chemicals	19,797,375	4.8	19,898,602	5.4
Commercial Services & Supplies	14,069,816	3.4	14,183,797	3.8
Construction & Engineering	87,509,746	21.3	66,511,406	17.7
Consumer Finance	3,713,686	0.9	3,763,831	1.0
Distributors	6,696,783	1.6	7,300,311	1.9
Diversified Financials	2,223,101	0.5	1,925,246	0.5
Diversified Telecommunication Services	24,204,302	5.9	21,129,751	5.6
Electrical Equipment	-	-	877,249	0.2
Entertainment	31,109,486	7.6	31,388,774	8.4
Food Products	11,884,754	2.9	11,852,852	3.2
Healthcare Providers & Services	40,528,739	9.9	39,110,377	10.4
Hotels, Restaurants & Leisure	8,381,695	2.0	8,266,981	2.2
Household Durables	4,062,384	1.0	3,867,034	1.0
Household Products	28,563,590	6.9	13,833,981	3.7
Leisure Products	3,452,086	0.8	3,407,718	0.9
Machinery	7,432,796	1.8	3,645,509	1.0
Media	19,753,628	4.8	21,105,771	5.6
Personal Products	4,585,486	1.1	4,532,223	1.2
Professional Services	48,931,112	12.0	55,315,203	14.7
Software	630,788	0.2	640,379	0.2
Specialty Retail	6,993,992	1.7	7,052,922	1.9
Trading Companies & Distributors	15,931,427	3.9	14,804,024	3.9
Transportation Infrastructure	9,201,689	2.2	9,816,947	2.6
Total	$411,096,315	100.0%	$375,043,745	100.0%

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

The following table shows the distribution of the Company’s investments on the 1 to 5 investment performance risk rating scale as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments	Investments at Fair Value	Percentage of Total Investments
1	$68,553,544	16.7%	$70,383,783	18.8%
2	210,661,187	51.2	170,700,370	45.5
3	100,750,965	24.6	73,906,574	19.7
4	21,907,776	5.3	51,139,493	13.6
5	9,222,843	2.2	8,913,525	2.4
Total	$411,096,315	100.0%	$375,043,745	100.0%

Results of Operations:

The following tables represent the operating results for the three and six months ended June 30, 2026 and 2025:

	For the three months ended June 30,
	2026	2025
Total investment income	$9,580,508	$10,709,930
Total expenses, before fee waiver	5,620,167	4,531,149
Expense waiver	(68,271)	-
Total expenses, net of fee waiver	5,551,896	4,531,149
Net investment income before tax	4,028,612	6,178,781
Net realized gain (loss) on investments	-	2,488,217
Net change in unrealized gain (loss) on investments	2,112,230	(5,623,774)
Income tax expense (benefit)	(61,397)	165,000
Benefit (provision) for taxes on unrealized appreciation (depreciation) on investments	(516,310)	1,760,115
Net increase (decrease) in net assets resulting from operations	$5,685,929	$4,638,339

	For the six months ended June 30,
	2026	2025
Total investment income	$18,765,951	$21,057,245
Total expenses, before fee waiver	10,592,001	10,106,460
Expense waiver	(68,271)	-
Total expenses, net of fee waiver	10,523,730
Net investment income before tax	8,242,221	10,950,785
Net realized gain (loss) on investments	(7,802,110)	4,352,098
Net change in unrealized gain (loss) on investments	10,440,372	(10,504,360)
Income tax expense (benefit)	728	722,415
Benefit (provision) for taxes change in unrealized appreciation (depreciation) on investments	(969,689)	1,709,967
Net increase (decrease) in net assets resulting from operations	$9,910,066	$5,786,075

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

Investment Income:

The composition of the Company’s investment income was as follows for the three and six months ended June 30, 2026 and 2025:

	For the three months ended June 30,
	2026	2025
Non-controlled/non-affiliate investment income
Interest income	$8,173,340	$8,485,427
PIK interest income	396,860	668,499
Dividend income	348,926	467,432
Other income	68,701	259,042
Controlled/affiliate investment income
Interest income	433,027	583,029
Other income	159,654	213,641
PIK interest income	-	32,860
Total investment income	$9,580,508	$10,709,930

	For the six months ended June 30,
	2026	2025
Non-controlled/non-affiliate investment income
Interest income	$15,923,596	$16,519,615
PIK interest income	756,495	1,508,387
Dividend income	497,898	688,739
Other income	233,158	437,229
Controlled/affiliate investment income
Interest income	850,848	1,445,338
PIK interest income	473,100	425,077
Other income	30,856	32,860
Total investment income	$18,765,951	$21,057,245

Operating Expenses:

The composition of the Company’s operating expenses was as follows for the three and six months ended June 30, 2026 and 2025:

	For the three months ended June 30,
	2026	2025
Interest and other financing fees	$2,661,352	$1,298,543
Management fees (Note 6)	1,257,262	1,173,157
Professional fees	504,649	411,817
Incentive fees (Note 6)	530,401	1,275,636
General and administrative fees	390,643	230,036
Legal expenses	240,860	106,960
Director expenses	35,000	35,000
Expenses, before waiver	5,620,167	4,531,149
Expense waiver	(68,271)	-
Expenses before tax	5,551,896	4,531,149
Income tax expense (benefit)	(61,397)	165,000
Total net expenses	$5,490,499	$4,696,149

	For the six months ended June 30,
	2026	2025
Interest and other financing fees	$5,021,751	$3,840,320
Management fees (Note 6)	2,443,154	2,360,804
Professional fees	983,774	1,009,862
Incentive fees (Note 6)	698,201	2,142,038
General and administrative fees	698,119	490,416
Legal expenses	677,002	193,020
Director expenses	70,000	70,000
Expenses, before waiver	10,592,001	10,106,460
Expense waiver	(68,271)	-
Expenses before tax	10,523,730	10,106,460
Income tax expense (benefit)	728	722,415
Total net expenses	$10,524,458	$10,828,875

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

To qualify as a RIC under Subchapter M of the Code, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its Stockholders, for each taxable year, at least 90.0% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses. In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98.0% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one year period ending October 31 in that calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years and on which the Company paid no U.S. federal income tax. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4.0% nondeductible U.S. federal excise tax on this income. For the six months ended June 30, 2026, the Company did not record an expense for U.S. federal excise tax. For the year ended December 31, 2025, the Company recorded a net expense on the Consolidated Statements of Operations for U.S. federal excise tax of $79,746.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. As of June 30, 2026 and December 31, 2025, $5,004,352 and $4,034,663, respectively, was included in deferred tax liabilities on the Consolidated Statements of Assets and Liabilities primarily relating to deferred taxes on the unrealized appreciation of investments held in the Holding Company.

Net Increase (Decrease) in Net Assets Resulting from Operations:

For the three and six months ended June 30, 2026, the net increase (decrease) in net assets resulting from operations was $5,685,929 and $9,910,066, respectively. Based on the weighted average Class I and Class SP shares of Common Stock outstanding for the three and six months ended June 30, 2026, the Company’s Class I and Class SP per share net increase (decrease) in net assets resulting from operations was $0.56 and $0.98, respectively.

For the three and six months ended June 30, 2025, the net increase (decrease) in net assets resulting from operations was $4,638,339 and $5,786,075, respectively. Based on the weighted average shares of Common Stock outstanding for the three and six months ended June 30, 2025, the Company’s per share net increase (decrease) in net assets resulting from operations was $0.30 and $0.48, respectively.

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

Financial Condition, Liquidity and Capital Resources:

The Company will generate cash primarily from the net proceeds generated from private offerings, and from cash flows from fees, interest and dividends earned from investments and principal repayments, proceeds from sales of investments and borrowings under the Company’s Secured Credit Facility. The Company’s primary use of funds will be direct credit and equity investments in SMBs, payments of expenses and distributions to holders of the

Company’s Common Stock and, to a lesser extent, the Company may invest in limited partnership interests of funds focused on making investments in SMBs. As of June 30, 2026 and December 31, 2025, the Company had approximately $3.4 million and $5.5 million, respectively, in cash on deposit with financial institutions and $162.5 million and $122.3 million, respectively, in debt outstanding.

In accordance with the 1940 Act, the Company generally is required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all borrowings and any preferred stock that may be issued in the future, of at least 150%. If this ratio declines below 150%, the Company cannot incur additional debt and could be required to sell a portion of the Company’s investments to repay some debt when it is disadvantageous to do so. On May 14, 2021, Stockholders of the Company approved the adoption of the 150% threshold pursuant to Section 61(a)(2) of the 1940 Act and such election became effective that same day. As of June 30, 2026 and December 31, 2025, the Company's asset coverage for total borrowings and other senior securities was 246% and 294%, respectively.

Capital Contributions:

For the three and six months ended June 30, 2026 and for the year ended December 31, 2025, the Company entered into subscription agreements (collectively, the “Subscription Agreements”) with new investors, providing for the private placement of common shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase common shares up to the amount of their respective capital commitments on an as-needed basis with a minimum of 8 business days’ prior notice. As of June 30, 2026 and December 31, 2025, the Company had received capital commitments totaling $291,901,310 and $292,885,780, respectively.

The following table summarizes the issuance of shares for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30, 2026		Three months ended June 30, 2025		Six months ended June 30, 2026		Six months ended June 30, 2025
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Class I Shares
Issuance of common shares	45,587	$1,064,000	445,341	$10,935,518	94,778	$2,219,000	445,341	$10,935,518
Stock issued in connection with dividend reinvestment plan	113,114	2,642,106	113,516	2,786,818	228,420	5,369,942	222,691	5,458,336
Conversion of shares*	(69,396)	(1,619,721)	-	-	(69,396)	(1,619,721)	-	-
	89,305	$2,086,385	558,857	$13,722,336	253,802	$5,969,221	668,032	$16,393,854

Class SP Shares
Conversion of shares*	69,396	$1,619,721			69,396	$1,619,721
	69,396	$1,619,721			69,396	$1,619,721

* On May 20, 2026 and May 29, 2026, respectively, the Company converted 56,543 and 12,853 Class I shares to Class SP with an aggregate net asset value, respectively, of $1,319,721 and $300,000.

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

The following table summarizes the settlement of distributions declared and recorded on common shares and the subsequent payment and issuance of those distributions for the six months ended June 30, 2026 and 2025:

For the six months ended June 30, 2026
Date Declared	Record Date	Payment/Issuance Date	Amount Per Share	Amount Paid in Cash	Amount Settled via Newly Issued Shares	Total
Class I
December 30, 2025	December 31, 2025	January 30, 2026	$0.56	$3,072,262	$2,727,836	$5,800,098
March 30, 2026	March 30, 2026	May 20, 2026	0.55	3,006,425	2,642,106	5,648,531
June 29, 2026	June 29, 2026	August 20, 2026	0.55	1,676,334	1,321,203	2,997,537
Total			$1.66	$7,755,021	$6,691,145	$14,446,166

Date Declared	Record Date	Payment/Issuance Date	Amount Per Share	Amount Paid in Cash	Amount Settled via Newly Issued Shares	Total
Class SP
June 29, 2026	June 29, 2026	August 20, 2026	0.56	1,326,624	1,319,721	2,646,345
Total			$0.56	$1,326,624	$1,319,721	$2,646,345

For the six months ended June 30, 2025
Date Declared	Record Date	Payment/Issuance Date	Amount Per Share	Amount Paid in Cash	Amount Settled via Newly Issued Shares	Total

December 31, 2024	December 31, 2024	January 31, 2025	$0.54	$2,651,213	$2,671,518	$5,322,731
April 1, 2025	April 23, 2025	May 20, 2025	0.57	2,951,972	2,786,818	5,738,790
Total			$1.11	$5,603,185	$5,458,336	$11,061,521

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

During the period from May 20, 2026 to June 30, 2026, the Company waived $68,271 of Class SP expenses as shown on the Consolidated Statements of Operations.

See “Note 6. Transactions with Related Parties” to our Consolidated Financial Statements for additional information regarding the Advisory Agreement, the Administration Agreement, Expense Waiver Agreement and the fee arrangements thereunder.

The Secured Credit Facility

In May 2024, the Company extended its $200,000,000 Secured Credit Facility with Webster, the Administrative Agent for a syndicated lending group, to June 30, 2028. The Secured Credit Facility carries an interest rate of 3M SOFR plus 2.9%. On June 27, 2025, the Company entered into an amendment to the Secured Credit Facility to reduce the Applicable Spread to 2.3%, plus following the occurrence and during the continuation of an Event of Default, 2.00%.

As of June 30, 2026 and December 31, 2025, the Secured Credit Facility commitment amounts were as follows:

	As of June 30, 2026 Commitment	As of December 31, 2025 Commitment
Webster Bank	$87,500,000	$67,500,000
Dime Community Bank	25,000,000	25,000,000
First Foundation Bank	-	20,000,000
Mitsubishi HC Capital America, Inc.	20,000,000	20,000,000
Woodforest National Bank	20,000,000	20,000,000
Peapack-Gladstone Bank	17,000,000	17,000,000
Hanmi Bank	15,500,000	15,500,000
Apple Bank	15,000,000	15,000,000
Total Commitment	$200,000,000	$200,000,000

Borrowings can be increased to a maximum of $350 million in accordance with the Secured Credit Facility accordion feature terms and conditions and are limited by various advance rates and concentration limits.

As of June 30, 2026 and December 31, 2025, the total fair value of the borrowings outstanding under the Secured Credit Facility was $137,450,000 and $122,300,000, respectively.

Inclusive of syndication, agency, and administrative fees paid to Webster, the total annualized cost of capital is estimated to be 6.3%. The Company will also pay a non-utilization fee on the average daily unused amount of the aggregate commitments until the commitment termination date (as defined in the Loan Agreement). As of June 30, 2026, the total commitments under the Secured Credit Facility were $200 million. Proceeds from borrowings under the Secured Credit Facility may be used to finance certain investments, fulfill payment obligations under the Secured Credit Facility, make distributions/payments permitted by the Loan Agreement. All amounts outstanding under the Secured Credit Facility must be repaid by June 30, 2028. The Company’s obligations to the lenders under the Secured Credit Facility are secured by a first priority security interest in substantially all of the Company’s assets, subject to certain exclusions.

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

As of June 30, 2026, the fair value of the outstanding Floating Rate Senior Unsecured Notes was $25,000,000. The fair value determination of the Floating Rate Senior Unsecured Note is based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.

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

	For the three months ended June 30,
	2026	2025
Interest expense - Secured Credit Facility	$1,874,971	$2,208,438
Interest expense - Senior Unsecured Note	458,945	-
Unused commitment fees	96,539	98,859
Amortization of deferred financing costs - Secured Credit Facility	155,220	170,350
Amortization of deferred financing costs - Senior Unsecured Note	28,806	-
Utilization fees	46,871	(1,179,104)
Total interest and other debt financing fees	$2,661,352	$1,298,543
Average debt outstanding	$148,617,582	$121,781,319
Average stated interest rate	6.30%	7.27%

	For the six months ended June 30,
	2026	2025
Interest expense - Secured Credit Facility	$3,438,914	$4,377,859
Interest expense - Senior Unsecured Note	916,292	-
Unused commitment fees	215,353	198,423
Amortization of deferred financing costs - Secured Credit Facility	308,734	307,750
Amortization of deferred financing costs - Senior Unsecured Note	56,231	-
Utilization fees	86,227	(1,043,712)
Total interest and other debt financing fees	$5,021,751	$3,840,320
Average debt outstanding	$139,334,807	$121,069,061
Average stated interest rate	6.30%	7.29%

The unused fees payable and interest expense payable as of June 30, 2026 and December 31, 2025 are included in the credit facility interest payable on the Consolidated Statements of Assets and Liabilities. The utilization fees payable as of June 30, 2026 and December 31, 2025 are included in other payables on the Consolidated Statements of Assets and Liabilities.

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

Assuming that the Consolidated Statements of Assets and Liabilities as of June 30, 2026 was to remain constant and that we took no actions to alter the Company’s existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change in Interest Rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in net investment income
Down 100 basis points	$(3,085,280)	$(1,624,500)	$(1,460,780)
Down 50 basis points	(1,581,502)	(812,250)	(769,252)
Down 25 basis points	(790,751)	(406,125)	(384,626)
Up 25 basis points	797,046	406,125	390,921
Up 50 basis points	1,606,593	812,250	794,343
Up 100 basis points	3,225,689	1,624,500	1,601,189
Up 200 basis points	6,463,880	3,249,000	3,214,880
Up 300 basis points	9,702,071	4,873,500	4,828,571

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

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2026. It should be noted that any system of controls, regardless of design and execution, can provide only reasonable assurance of achieving the desired control objectives.

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

Item 1A. Risk Factors

There have been no material changes during the six months ended June 30, 2026 to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 31, 2026, except as set forth below. If any such changes or risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the value of our securities could decline, and you may lose all or part of your investment.

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

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the fiscal quarter ended June 30, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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
10.14

Note Purchase Agreement, dated as of August 6, 2026, between the Company and the purchaser party thereto (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on August 12, 2026.)

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

* Filed herewith,

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Star Mountain Lower Middle-Market Capital Corp.

Date: August 13, 2026	By:	/s/ Brett A. Hickey
		Name:	Brett A. Hickey
		Title:	Chief Executive Officer and President

Date: August 13, 2026	By:	/s/ Christopher J. Gimbert
		Name:	Christopher J. Gimbert
		Title:	Chief Financial Officer