Form 10-Q
period 2026-09-30
Star Mountain Lower Middle-Market Capital Corp
filed 2026-11-12
CIK 1786835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of registrant’s common stock (“Common Stock”), $0.001 par value per share, outstanding as of November 12, 2026, was 5,143,099, 4,645,244, 0 and 0 of Class I, Class SP, Class S and Class D common shares, respectively.

Part I. Financial Information

Item 1. Financial Statements.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Consolidated Statements of Assets and Liabilities

	September 30, 2026 (unaudited)	December 31, 2025
ASSETS
Non-controlled/non-affiliate investments at fair value (amortized cost of $391,637,596 and $324,546,406 as of September 30, 2026 and December 31, 2025, respectively)	$387,263,621	$312,185,808
Controlled/affiliate investments at fair value (amortized cost of $57,374,307 and $62,459,798 as of September 30, 2026 and December 31, 2025, respectively)	61,256,593	62,857,937
Cash	5,084,786	5,470,978
Interest receivable	4,671,122	3,410,139
Deferred financing cost - Credit facility	1,563,831	1,537,817
Deferred financing cost - Unsecured Note	841,542	-
Paydown receivable	604,521	392,623
Due from affiliates	136,534	-
Receivable for investments sold	102,260	367,810
Other receivable	57,498	57,498
Prepaid expenses	43,063	42,423
Dividend receivable	-	62,136
Due from feeder fund	-	765
Total assets	461,625,371	386,385,934

LIABILITIES

Credit facility payable	159,950,000	122,300,000
Unsecured Notes payable	50,000,000	-
Redemptions payable	5,790,163	5,903,771
Distributions payable	5,567,213	5,800,098
Deferred tax liabilities	4,723,632	4,034,663
Credit facility interest payable	2,308,918	1,869,030
Management fees payable (Note 6)	1,378,078	1,184,837
Incentive fees payable (Note 6)	1,028,620	6,223,804
Unsecured Notes interest payable	927,184	-
Professional fees payable	626,692	659,177
Subscriptions received in advance	412,500	467,500
Due to affiliates	331,067	-
Reimbursement expense payable	177,158	146,408
Legal fees payable	83,759	33,735
Other payables	27,718	73,008
Taxes payable	-	64,147
Trade payable	-	394,737
Total liabilities	233,332,702	149,154,915

Commitments and contingencies (Note 11)

Net assets	$228,292,669	$237,231,019

NET ASSETS
Common shares, $0.001 par value (200,000,000 shares authorized, 9,788,343 and 10,105,559 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively)	$9,788	$10,106
Additional paid-in capital	249,210,707	256,564,590
Accumulated undistributed (overdistributed) earnings	(20,927,826)	(19,343,677)
Total net assets	$228,292,669	$237,231,019

Class I Shares
Net assets	$119,958,033	$237,231,019
Shares issued and outstanding	5,143,099	10,105,559
Net asset value per share	$23.32	$23.48

Class SP Shares
Net assets	108,334,636	-
Shares issued and outstanding	4,645,244	-
Net asset value per share	$23.32	$-

See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Consolidated Statements of Operations

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Non-controlled/non-affiliate investment income:
Interest income	$8,528,335	$7,421,040	$24,451,931	$23,940,656
PIK interest income	828,518	678,019	1,585,013	2,186,406
Dividend income	227,936	111,533	725,834	800,272
Other income	173,935	505,158	407,093	942,387
Controlled/affiliate investment income:
Interest income	487,324	441,910	1,338,172	1,887,248
PIK interest income	144,097	123,615	617,197	548,692
Other income	34,890	6,186	65,746	39,046
Total investment income:	10,425,035	9,287,461	29,190,986	30,344,707

Operating expenses:
Interest and other financing fees	3,495,549	2,165,975	8,517,300	6,006,295
Management fees (Note 6)	1,378,078	1,161,778	3,821,232	3,522,582
Professional fees	596,618	578,842	1,580,392	1,588,705
Incentive fees (Note 6)	330,419	554,509	1,028,620	2,696,547
General and administrative fees	316,790	256,142	1,014,909	746,558
Legal expenses	283,990	197,690	960,992	390,710
Director expenses	35,000	35,000	105,000	105,000
Tax expenses	-	10,607	-	10,607
Total expenses before fee waiver	6,436,444	4,960,543	17,028,445	15,067,004
Expense waiver (Note 6)	(68,263)	-	(136,534)	-
Total expenses, net of fee waiver	6,368,181	4,960,543	16,891,911	15,067,004
Net investment income before taxes	4,056,854	4,326,918	12,299,075	15,277,703
Income tax expense (benefit)	2,561	38,585	3,289	761,000
Net investment income	4,054,293	4,288,333	12,295,786	14,516,703

Net gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliate investments	-	-	(7,802,110)	4,352,098
Net realized gain (loss) on investments	-	-	(7,802,110)	4,352,098

Net change in unrealized gain (loss):
Non-controlled/non-affiliate investments	74,229	(758,722)	7,986,623	(12,302,873)
Controlled/affiliate investments	956,169	608,571	3,484,147	1,648,362
Net change in unrealized gain (loss) on investments	1,030,398	(150,151)	11,470,770	(10,654,511)

Net gain (loss)	1,030,398	(150,151)	3,668,660	(6,302,413)

Benefit (provision) for taxes on unrealized appreciation (depreciation) on investments	280,720	429,903	(688,969)	2,139,870
Net increase (decrease) in net assets resulting from operations	$5,365,411	$4,568,085	$15,275,477	$10,354,160

Per common share data:
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.54	$0.41	$1.52	$0.89
Weighted average shares outstanding - basic and diluted	9,973,084	10,084,256	10,079,302	10,023,223

See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Consolidated Statements of Changes in Net Assets

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Net increase (decrease) in net assets resulting from operations
Net investment income	$4,054,293	$4,288,333	$12,295,786	$14,516,703
Net realized gain (loss)	-	-	(7,802,110)	4,352,098
Net change in unrealized gain (loss) on investments	1,030,398	(150,151)	11,470,770	(10,654,511)
Benefit (provision) for taxes on unrealized appreciation (depreciation) on investments	280,720	429,903	(688,969)	2,139,870
Net increase (decrease) in net assets resulting from operations	5,365,411	4,568,085	15,275,477	10,354,160

Distributions declared to stockholders
Class I	(2,930,569)	(5,916,763)	(11,576,637)	(11,655,553)
Class SP	(2,636,644)	-	(5,282,989)	-
Net decrease in net assets resulting from distributions	(5,567,213)	(5,916,763)	(16,859,626)	(11,655,553)

Share transactions*
Class I
Transfer out**	-	-	(108,671,913)	-
Issuance of common shares	-	3,660,000	2,219,000	14,595,518
Purchases of shares in repurchase offer	(4,319,623)	(6,095,288)	(14,343,925)	(18,318,788)
Stock issued in connection with dividend reinvestment plan	1,275,110	2,708,462	6,645,052	8,166,798
Conversion of shares***	-	-	(1,619,721)	-
Net increase (decrease) from share transactions - Class I	(3,044,513)	273,174	(115,771,507)	4,443,528
Class SP
Transfer in**	-	-	108,671,913	-
Purchases of shares in repurchase offer	(1,470,540)	-	(3,210,967)	-
Stock issued in connection with dividend reinvestment plan	1,336,639	-	1,336,639	-
Conversion of shares***	-	-	1,619,721	-
Net increase (decrease) from share transactions - Class SP	(133,901)	-	108,417,306	-
Net increase (decrease) from share transactions	(3,178,414)	273,174	(7,354,201)	4,443,528
Total increase (decrease) in net assets	(3,380,216)	(1,075,504)	(8,938,350)	3,142,135
Net assets, beginning of period	231,672,885	245,047,744	237,231,019	240,830,105
Net assets, end of period	$228,292,669	$243,972,240	$228,292,669	$243,972,240

* On March 31, 2026, all issued and outstanding shares of the Company's Common Stock were reclassified as Class I Shares.

** On May 20, 2026, the Company converted 4,656,219 existing shareholders' Class I shares to Class SP shares with an aggregate net asset value of $108,671,913.

*** On May 20, 2026 and May 29, 2026, respectively, the Company converted 56,543 and 12,853 Class I shares to Class SP shares with an aggregate net asset value, respectively, of $1,319,721 and $300,000.

See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30,
	2026	2025
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$15,275,477	$10,354,160
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments	7,802,110	(4,352,098)
Net change in unrealized (gain) loss on investments	(11,470,770)	10,654,511
Net accretion of discounts and amortization of premiums	(1,082,414)	(1,469,297)
Purchases of investments	(81,430,589)	(38,952,338)
Proceeds from sales of investments	80,898	7,761,589
Proceeds from principal payments	14,614,608	42,483,756
Amortization of deferred financing costs	661,592	464,175
Payment-in-kind interest income	(2,202,210)	(2,735,098)
Changes in operating assets and liabilities:
Interest receivable	(1,260,983)	(565,322)
Other receivables	-	(57,498)
Receivable for investments sold	265,550	(367,810)
Prepaid expenses	(640)	(34,699)
Due from affiliates	(136,534)	-
Dividend receivable	62,136	-
Due from feeder fund	765	-
Trade payable	(394,737)	-
Taxes payable	(64,147)	29,149
Management fees payable (Note 6)	193,241	4,269
Incentive fees payable (Note 6)	(5,195,184)	2,696,546
Credit facility interest payable	439,888	(299,809)
Unsecured Notes interest payable	927,184	-
Professional fees payable	(32,485)	(33,485)
Deferred tax liabilities	688,969	(2,139,870)
Other payables	(45,290)	(840,776)
Legal fees payable	50,024	22,823
Reimbursement expense payable	30,750	79,142
Due to affiliates	331,067	-
Net cash provided by (used in) operating activities	(61,891,724)	22,702,020

Cash flows from financing activities:
Proceeds from issuance of common shares, including subscriptions received in advance	2,164,000	15,398,018
Payments in repurchase of shares	(17,668,500)	(17,861,390)
Proceeds from credit facility	122,350,000	47,200,000
Repayments of credit facility	(84,700,000)	(58,950,000)
Proceeds from unsecured Notes	50,000,000	-
Distributions paid	(9,110,820)	(8,811,526)
Deferred financing and debt issuance costs paid	(1,529,148)	15,625
Net cash provided by (used in) financing activities	61,505,532	(23,009,273)

Net increase (decrease) in Cash	(386,192)	(307,253)
Cash, beginning of period	5,470,978	4,028,665
Cash, end of period	$5,084,786	$3,721,412

Supplemental Information:
Interest received in kind	$2,202,210	$2,735,098
Shares issued from dividend reinvestment plan (see Note 10)	$7,981,691	$8,166,798
Cash paid for interest	$6,185,524	$6,516,586

See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Consolidated Schedule of Investments

September 30, 2026

(Unaudited)

Portfolio Company (1)(2)(3)(4)(5)(6)	Footnotes	Spread Above Index (7)	Interest Rate	Acquisition Date	Maturity	Principal, Shares, Units	Amortized Cost (8)	Fair Value (9)	% of Net Assets
Investments
Non-controlled/non-affiliate investments
First lien senior secured term loan
Aerospace & Defense
Consolidated Machine & Tool Holdings, LLC	(15)(17)(20)(21)	S + 13.01% PIK	17.09% PIK	1/15/2020	1/15/2025	467,915	$585,091	$-	0.0%
Consolidated Machine & Tool Holdings, LLC	(17)(20)(21)	-	20.00% PIK	11/22/2023	1/15/2025	30,319	62,094	-	0.0
Consolidated Machine & Tool Holdings, LLC	(17)(20)(21)	-	11.00% PIK	11/22/2023	6/30/2026	38,003	25,452	-	0.0
Consolidated Machine & Tool Holdings, LLC	(13)(17)(21)	-	13.00% PIK	5/22/2024	6/30/2026	54,317	68,504	-	0.0
						590,554	741,141	-	0.0
Building Products
Built by Grid, LLC	(10)(15)	S + 7.13%	11.21%	12/5/2025	12/5/2030	1,883,561	1,846,739	1,894,674	0.8
						1,883,561	1,846,739	1,894,674	0.8
Chemicals
Douglas Products and Packaging Company, LLC	(10)(14)	S + 8.04%	11.95%	9/20/2023	9/20/2028	14,550,000	14,300,470	14,678,035	6.4
Douglas Products and Packaging Company, LLC	(10)(14)	S + 7.65%	11.56%	8/28/2025	9/20/2028	5,196,719	5,107,670	5,242,450	2.3
						19,746,719	19,408,140	19,920,485	8.7
Commercial Services & Supplies
Swyft AcquireCo LLC (dba Swyft Filings)	(10)(15)	S + 2.75%	6.83%	12/20/2021	12/20/2027	280,554	280,281	274,831	0.1
Swyft AcquireCo LLC (dba Swyft Filings)	(10)(15)	S + 7.61%	11.69%	12/20/2021	12/20/2027	3,682,383	3,665,768	3,525,882	1.5
Versar Inc.	(10)(15)	S + 9.36%	13.44%	8/4/2023	8/4/2028	10,000,000	9,819,122	10,000,000	4.4
						13,962,937	13,765,171	13,800,713	6.0
Construction & Engineering
Fremont-Wright, LLC	(14)	S + 9.10%	13.01%	12/2/2020	9/30/2027	196,255	196,255	196,255	0.1
Fremont-Wright, LLC	(14)	S + 9.10%	13.01%	12/2/2020	9/30/2027	3,789,304	3,789,304	3,789,304	1.7
Kassel Mechanical, LLC	(14)	S + 7.76% Cash + 0.24% PIK	11.67% Cash + 0.24% PIK	3/17/2025	9/17/2029	22,198,445	21,940,026	22,198,445	9.7
Kelso Industries	(15)(16)	S + 5.75%	9.83%	12/31/2024	12/30/2029	13,977,640	13,900,257	13,956,674	6.1
MechanAir, LLC	(16)(24)	S + 6.00%	10.27%	12/18/2025	12/18/2031	652,987	652,987	652,987	0.3
MechanAir, LLC	(24)	S + 6.00%	10.27%	12/18/2025	12/18/2031	5,746,053	5,708,486	5,749,500	2.5
The Stonewall Group LLC	(10)(14)(16)	S + 8.89%	12.8%	1/16/2026	11/18/2029	3,795,178	3,779,446	3,510,540	1.5
Vertical Mechanical Group, LLC	(10)(15)	S + 6.48%	10.56%	7/22/2026	7/21/2029	25,317,143	25,208,427	25,317,143	11.1
						75,673,005	75,175,188	75,370,848	33.0
Distributors
48forty Intermediate Holdings, Inc.	(14)	S + 5.00%	8.91%	1/14/2026	1/15/2031	1,213,788	1,213,788	1,213,788	0.5
48forty Intermediate Holdings, Inc.	(14)	S + 5.25%	9.16%	1/14/2026	1/15/2031	1,620,140	1,620,140	1,620,140	0.7
						2,833,928	2,833,928	2,833,928	1.2
Diversified Consumer Services
Goldfish Swim School	(15)	S + 8.36%	12.44%	8/27/2026	8/27/2031	7,604,101	7,423,828	7,424,879	3.3
						7,604,101	7,423,828	7,424,879	3.3
Diversified Telecommunication Services
Gridsource Incorporated, LLC	(15)	S + 7.00% Cash + 2.00% PIK	11.08% Cash + 2.00% PIK	12/16/2022	3/30/2029	14,215,962	14,101,873	14,272,826	6.3
						14,215,962	14,101,873	14,272,826	6.3
Electrical Equipment
Masterwork Electronics, Inc.	(15)(17)	S + 7.65%	11.73%	11/17/2022	-	8,839,272	8,646,643	-	0.0
Masterwork Electronics, Inc.	(15)(17)	S + 7.65%	11.73%	11/17/2022	-	521,739	521,739	-	0.0
						9,361,011	9,168,382	-	0.0
Entertainment
Chicken Soup For The Soul, LLC	(14)(17)(21)	S + 8.60%	12.51%	10/29/2021	3/31/2024	6,380,856	6,380,856	3,476,929	1.5
Chicken Soup For The Soul, LLC	(17)	-	19.00% PIK	8/7/2025	3/31/2024	1,200,136	1,200,136	1,200,136	0.5
Linden Research, Inc. (dba Linden Labs)	(10)(15)	S + 7.26%	11.34%	12/31/2020	9/30/2028	17,343,352	17,299,576	17,343,352	7.6
NW Entertainment, LLC	(15)	S + 8.51% Cash + 1.50% PIK	12.59% Cash + 1.50% PIK	11/4/2022	11/4/2027	6,136,224	6,095,660	5,999,184	2.6
						31,060,568	30,976,228	28,019,601	12.2
Healthcare Providers & Services
BB-HH Platform, Inc. (dba Preferred Care Home Health)	(10)(15)	S + 7.00% Cash + 1.5% PIK	11.08% Cash + 1.5% PIK	5/16/2023	5/16/2028	8,169,525	8,094,053	8,169,525	3.6
BB-HH Platform, Inc. (dba Preferred Care Home Health)	(15)(16)	S + 8.50% Cash + 1.5% PIK	12.58% Cash + 1.5% PIK	7/31/2026	12/31/2026	11,517	11,517	11,517	0.0
BB-HH Platform, Inc. (dba Preferred Care Home Health)	(10)(15)	S + 8.50% Cash + 1.5% PIK	12.58% Cash + 1.5% PIK	7/31/2026	12/31/2026	949,153	949,153	949,153	0.4
IPA Intermediate Co., LLC (dba Integrated Pain Associates)	(15)(16)	S + 7.75%	11.83%	1/9/2023	1/9/2028	12,075,833	11,973,564	12,075,833	5.3
Klein Hersh, LLC	(10)(15)	S + 1.26%	5.34%	4/27/2022	4/27/2028	17,082,068	16,723,910	16,723,345	7.3
SGA Dental Partners	(15)	S + 6.00%	10.08%	9/16/2026	6/13/2031	9,975,000	9,926,133	9,926,133	4.3
						48,263,096	47,678,330	47,855,506	20.9
Hotels, Restaurants & Leisure
The Range NYC, LLC (dba Five Iron Golf)	(15)(16)	S + 6.61%	10.69%	9/30/2026	6/30/2029	672,269	672,269	675,630	0.3
The Range NYC, LLC (dba Five Iron Golf)	(15)	S + 5.46%	9.54%	9/15/2022	9/15/2027	4,720,588	4,681,365	4,767,794	2.1
The Range NYC, LLC (dba Five Iron Golf)	(15)	S + 5.46%	9.54%	9/15/2022	9/15/2027	3,285,714	3,285,714	3,318,571	1.5
						8,678,571	8,639,348	8,761,995	3.9
Household Durables
SkyBell Technologies, Inc.	(15)(17)(20)(21)	S + 13.26% PIK	17.34% PIK	12/13/2019	12/13/2024	4,828,409	4,534,395	4,062,384	1.8
						4,828,409	4,534,395	4,062,384	1.8
Household Products
CHG Parent Holding LLC (dba Coop Home Goods)	(10)(15)	S + 7.32%	11.40%	6/18/2021	6/27/2028	11,421,662	11,288,646	11,421,662	5.0
The Clean People	(15)	S + 7.71%	11.79%	4/30/2026	4/30/2031	14,307,132	14,019,910	14,307,132	6.3

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Consolidated Schedule of Investments - (continued)

September 30, 2026

(Unaudited)

Portfolio Company (1)(2)(3)(4)(5)(6)	Footnotes	Spread Above Index (7)	Interest Rate	Acquisition Date	Maturity	Principal, Shares, Units	Amortized Cost (8)	Fair Value (9)	% of Net Assets
						25,728,794	25,308,556	25,728,794	11.3
Machinery
AqueoUS Vets	(14)	S + 7.00%	10.91%	5/18/2026	5/18/2031	5,316,652	5,175,032	5,243,549	2.3
Texas Contract Manufacturing Group, Inc.	(15)(17)	S + 4.11% Cash + 4.00% PIK	8.19% Cash + 4.00% PIK	4/27/2022	4/27/2027	4,051,158	4,009,078	483,205	0.2
						9,367,810	9,184,110	5,726,754	2.5
Media
PadSquad, LLC	(10)(15)	S + 6.51%	10.59%	3/30/2022	9/29/2028	2,620,175	2,604,423	2,598,165	1.1
Trailer Park Group Holdings LLC	(10)(15)	S + 7.26%	11.34%	8/2/2021	8/2/2027	14,022,619	13,878,697	9,772,363	4.3
Trailer Park Group Holdings LLC	(10)(15)(16)	S + 8.76% PIK	12.84% PIK	5/22/2026	8/2/2027	481,780	481,780	611,813	0.3
						17,124,574	16,964,900	12,982,341	5.7
Personal Products
Japonesque, LLC	(10)(15)	S + 5.52% Cash + 3.80% PIK	9.60% Cash + 3.80% PIK	11/23/2021	6/30/2027	4,377,960	4,353,628	4,452,824	2.0
Japonesque, LLC	(20)	-	18.00% PIK	8/5/2025	6/30/2027	231,148	226,525	222,549	0.1
						4,609,108	4,580,153	4,675,373	2.1
Professional Services
CorTech, LLC	(15)	S + 7.60%	11.68%	6/3/2025	6/30/2027	7,595,677	7,574,259	7,595,677	3.3
Jefferson Consulting Group, LLC	(10)(15)	S + 3.96% Cash + 3.65% PIK	8.04% Cash + 3.65% PIK	7/1/2024	7/1/2029	9,025,129	8,926,954	8,332,000	3.6
PQT Ayaquhs, LLC (dba WWC Global)	(15)	S + 7.27%	11.35%	8/1/2022	8/1/2029	3,095,502	3,081,998	3,095,502	1.4
Qualified Digital, LLC	(14)	S + 7.00%	10.91%	7/30/2024	7/30/2029	2,395,714	2,317,473	2,393,319	1.0
Qualified Digital, LLC	(14)	S + 7.00%	10.91%	7/30/2024	7/30/2029	11,802,500	11,663,547	11,790,698	5.2
						33,914,522	33,564,231	33,207,196	14.5
Specialty Retail
Clearview Systems, LLC (dba Rip-it)	(10)(15)	S + 4.15% Cash + 6.50% PIK	8.23% Cash + 6.50% PIK	10/11/2022	10/11/2027	7,048,433	7,015,239	7,048,433	3.1
						7,048,433	7,015,239	7,048,433	3.1
Trading Companies & Distributors
Ambient Enterprises Holdco LLC	(15)	S + 5.50%	9.58%	9/30/2026	6/30/2030	2,095,897	2,064,881	2,095,897	0.9
Ambient Enterprises Holdco LLC	(15)	S + 5.50%	9.58%	12/31/2024	6/30/2030	6,324,226	6,260,237	6,324,226	2.8
Ambient Enterprises Holdco LLC	(15)(16)	S + 5.50%	9.58%	12/31/2024	6/30/2030	182,129	179,703	182,129	0.1
Ambient Enterprises Holdco LLC	(15)	S + 5.50%	9.58%	12/31/2024	6/30/2030	1,247,062	1,247,062	1,247,062	0.5
Ambient Enterprises Holdco LLC	(15)	S + 5.50%	9.58%	12/31/2024	6/30/2030	1,757,726	1,739,379	1,757,726	0.8
Ambient Enterprises Holdco LLC	(15)(16)	S + 5.50%	9.58%	12/31/2024	6/30/2030	87,295	87,295	87,295	0.0
Ambient Enterprises Holdco LLC	(15)	S + 5.50%	9.58%	7/3/2025	6/30/2030	510,679	501,975	510,679	0.2
Ambient Enterprises Holdco LLC	(15)	S + 5.50%	9.58%	7/3/2025	6/30/2030	874,314	873,899	873,899	0.4
Ambient Enterprises Holdco LLC	(15)	S + 5.50%	9.58%	10/31/2025	6/30/2030	415,059	409,925	415,059	0.2
Ambient Enterprises Holdco LLC	(15)	S + 5.50%	9.58%	10/31/2025	6/30/2030	696,165	691,890	696,165	0.3
						14,190,552	14,056,246	14,190,137	6.2
Transportation Infrastructure
TCP Acquisition, LLC (dba HighStar Traffic)	(15)	S + 5.53% Cash + 3.97% PIK	9.61% Cash + 3.97% PIK	7/26/2022	7/26/2027	9,901,313	9,865,769	8,803,258	3.9
						9,901,313	9,865,769	8,803,258	3.9
Total first lien senior secured term loan							$356,831,895	$336,580,125	147.4%

See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Consolidated Schedule of Investments - (continued)

September 30, 2026

(Unaudited)

Portfolio Company (1)(2)(3)(4)(5)(6)	Footnotes	Spread Above Index (7)	Interest Rate	Acquisition Date	Maturity	Principal, Shares, Units	Amortized Cost (8)	Fair Value (9)	% of Net Assets
Second lien senior secured loan
Machinery
AqueoUS Vets		-	18.00% PIK	5/18/2026	5/18/2031	1,898,341	$1,850,491	$1,850,236	0.8%
						1,898,341	1,850,491	1,850,236	0.8
Total second lien term loan							1,850,491	1,850,236	0.8

Senior unsecured notes	(22)
Electrical Equipment
HH Masterwork Intermediate, Inc.	(17)(20)	-	17.00% PIK	11/17/2022	5/17/2028	2,155,820	2,033,098	-	0.0
						2,155,820	2,033,098	-	0.0
Total senior unsecured notes							2,033,098	-	0.0

Preferred equity securities	(12)(22)
Building Products
Built by Grid, LLC	(19)(23)	-	-	12/5/2025	-	214	214,378	241,246	0.1
						214	214,378	241,246	0.1
Commercial Services and Supplies
Swyft Filings Holdings, LLC	(13)(18)(19)(23)	-	8% Preferred Return	12/20/2021	-	192,444	183,612	45,811	0.0
						192,444	183,612	45,811	0.0
Construction & Engineering
MechanAir Holdings, LLC	(13)(19)(23)	-	13.50% PIK	9/2/2021	-	1,704	1,703,499	3,339,743	1.5
MechanAir Holdings, LLC	(13)(19)(23)	-	-	9/17/2025	-	65	61,608	719,593	0.3
Vertical Mechanical Group Holdings, LLC	(19)(23)	-	-	5/12/2023	-	185,714	1,857,143	7,717,857	3.4
Vertical Mechanical Group Holdings, LLC	(19)(23)	-	-	4/14/2026	-	42,857	428,571	393,571	0.2
						230,340	4,050,821	12,170,764	5.4
Distributors							-
48forty Intermediate Holdings, Inc. (Alpine Acquisition Corp)	(23)	-	-	1/14/2026	-	810	4,177,998	3,841,002	1.7
						810	4,177,998	3,841,002	1.7
Diversified Consumer Services
Goldfish Swim School	(19)(23)	-	-	8/27/2026	-	786,872	-	-	0.0
Goldfish Swim School	(19)(23)	-	15.00% PIK	8/27/2026	-	2,949,254	2,890,269	2,890,269	1.3
						3,736,126	2,890,269	2,890,269	1.3

Gridsource Holdings, LLC	(19)(23)	-	8.00% PIK	3/9/2023	-	3,959,977	799,597	1,109,373	0.5
Gridsource Holdings, LLC, Series B	(19)(23)	-	-	6/22/2026	-	450,408	76,335	250,720	0.1
						4,410,385	875,932	1,360,093	0.6
Entertainment
NW Entertainment, LLC	(19)(23)	-	10.00% PIK	11/4/2022	-	1,183	1,134,428	1,346,875	0.6
NW Entertainment, LLC	(19)(23)	-	12.00% PIK	2/27/2025	-	826	531,143	963,645	0.4
						2,009	1,665,571	2,310,520	1.0
Healthcare Providers & Services
IPA Investors, LP (dba Integrated Pain Associates)	(19)(23)	-	8.00% PIK	1/9/2023	-	2,749	2,573,151	2,851,957	1.2
						2,749	2,573,151	2,851,957	1.2
Household Products
The Clean People	(23)	-	-	4/30/2026	-	1,590	1,589,681	1,737,520	0.8
						1,590	1,589,681	1,737,520	0.8
Media
PadSquad Holdings, LLC	(13)(19)(23)	-	6.00% Cash + 6.00% PIK	3/30/2022	-	720,767	1,964,204	3,476,726	1.5
Trailer Park Group Holdings, LLC Class A-1 Units	(13)(19)(23)	-	15.00% PIK	12/19/2023	-	40,888	73,599	-	0.0
Trailer Park Group Holdings LLC - Class A Units	(13)(19)(23)	-	8.00% PIK	8/2/2021	-	371,822	404,702	-	0.0
Trailer Park Group Holdings LLC	(13)(19)(23)	-	15.00% PIK	4/1/2025	-	37,594	-	-	0.0
						1,171,071	2,442,505	3,476,726	1.5
Professional Services
Hometown Holdings JV, LLC (dba BWG Strategy)	(13)(19)(23)	-	8% Preferred Return	12/24/2020	-	666,667	659,761	516,033	0.2
JCFV Holdings, LLC	(19)(23)	-	8.00% PIK	7/1/2024	-	415,916	1,538,462	661,538	0.3
PQT Ayaquhs, LLC (dba WWC Global)	(13)(19)(23)	-	10.50% PIK	8/1/2022	-	5,774	1,064,516	4,519,355	2.0
SPC QD SM, LP	(19)(23)	-	-	7/30/2024	-	42	2,207,572	2,655,714	1.2
						1,088,399	5,470,311	8,352,640	3.7
Software
PureCars Technologies, LLC	(13)(19)(23)	-	8.00% PIK	4/17/2019	-	592	267,013	579,197	0.3
						592	267,013	579,197	0.3
Total preferred equity securities							26,401,242	39,857,745	17.6

Warrants and other equity securities	(12)(22)
Aerospace & Defense
Swyft Filings Holdings, LLC	(13)(19)(20)	-	-	12/20/2021	-	1,015	-	-	0.0
						1,015	-	-	0.0
Construction & Engineering
Fremont-Wright, LLC	(23)	-	-	12/2/2020	-	2	-	1,151,959	0.5
The Stonewall Group LLC	(23)	-	-	1/16/2026	-	1	-	297,917	0.1
						3	-	1,449,876	0.6
Diversified Consumer Services
48forty Intermediate Holdings, Inc.	(23)	-	-	10/11/2022	-	1,994	-	-	0.0
						1,994	-	-	0.0
Electrical Equipment
HH Masterwork Intermediate, Inc.	(17)(23)	-	-	11/17/2022	-	190,019	-	-	0.0
						190,019	-	-	0.0
Entertainment
LRI Holdco, LLC (dba Linden Labs)	(19)(23)	-	-	12/31/2020	-	1	-	147,743	0.1

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Consolidated Schedule of Investments - (continued)

September 30, 2026

(Unaudited)

Portfolio Company (1)(2)(3)(4)(5)(6)	Footnotes	Spread Above Index (7)	Interest Rate	Acquisition Date	Maturity	Principal, Shares, Units	Amortized Cost (8)	Fair Value (9)	% of Net Assets
LRI Holdco, LLC (dba Linden Labs)	(23)	-	-	12/31/2020	-	1	43,478	193,598	0.1
						2	43,478	341,341	0.2
Healthcare Providers & Services
Klein Hersh, LLC		-	-	4/27/2022	-	1,003	-	-	0.0
Nurses 24/7 Holdings, LLC	(19)(23)	-	-	5/26/2023	-	182	419,877	-	0.0
						1,185	419,877	-	0.0
Hotels, Restaurants & Leisure
The Range NYC, LLC (dba Five Iron Golf)	(23)	-	-	9/15/2022	-	40,593	71,599	246,224	0.1
						40,593	71,599	246,224	0.1
Household Durables
SkyBell Technologies, Inc.	(17)(23)	-	-	12/13/2019	-	1,917,813	-	-	0.0
						1,917,813	-	-	0.0
Household Products
CHG Parent Holding LLC (dba Coop Home Goods)	(19)(23)	-	-	6/18/2021	-	535,714	535,714	1,889,554	0.8
						535,714	535,714	1,889,554	0.8
Machinery
Texas Contract Manufacturing Group, Inc.	(17)(23)	-	-	4/27/2022	-	1,602	-	-	0.0
						1,602	-	-	0.0
Media
Channel Factory Holdings, LLC	(13)(19)(23)	-	-	3/31/2025	-	1,046	-	1,590,154	0.7
						1,046	-	1,590,154	0.7
Professional Services
CorTech, LLC	(23)	-	-	6/30/2025	-	1	-	57,196	0.0
NSC Holdings, LLC	(19)(23)	-	-	4/26/2019	-	111	271,262	865,915	0.4
PQT Ayaquhs, LLC (dba WWC Global)	(23)	-	-	8/1/2022	-	645	-	351,961	0.2
						757	271,262	1,275,072	0.6
Software
Proactive Dealer Holdings Parent, LLC	(19)(23)	-	10% Preferred Return	6/10/2024	-	445	730,271	56,970	0.0
						445	730,271	56,970	0.0
Total warrants and other equity securities							2,072,201	6,849,191	3.0

Fund investments
Diversified Financials
Madryn Select Opportunities, LP	(16)(23)	-	-	1/4/2022	-	-	2,448,669	2,126,324	0.9
						-	2,448,669	2,126,324	0.9
Total fund investments							2,448,669	2,126,324	0.9
Total non-controlled/non-affiliate investments							$391,637,596	$387,263,621	169.7%

See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Consolidated Schedule of Investments - (continued)

September 30, 2026

(Unaudited)

Portfolio Company (1)(2)(3)(4)(5)(6)	Footnotes	Spread Above Index (7)	Interest Rate	Acquisition Date	Maturity	Principal, Shares, Units	Amortized Cost (8)	Fair Value (9)	% of Net Assets
Controlled/affiliate investments
First lien senior secured term loan
Aerospace & Defense
Delva Master Holdings	(11)(14)(25)	S + 10.26%	14.17%	8/13/2025	9/1/2030	1,170,031	$901,698	$1,132,824	0.5%
						1,170,031	901,698	1,132,824	0.5
Construction & Engineering
Watt Acquisition, LLC	(10)(11)(15)	S + 14.25%	18.33%	4/15/2022	4/15/2027	1,669,549	1,664,673	1,669,549	0.7
Watt Acquisition, LLC	(10)(11)(15)	S + 8.00%	12.08%	2/5/2026	2/4/2027	530,899	530,899	521,874	0.2
						2,200,448	2,195,572	2,191,423	0.9
Diversified Telecommunication Services
Caregility Corporation	(11)(15)	S + 3.27% Cash + 5.99% PIK	7.35% Cash + 5.99% PIK	12/29/2021	10/31/2026	2,729,609	2,649,672	2,685,390	1.2
						2,729,609	2,649,672	2,685,390	1.2
Food Products
Uncle John's Pride, LLC	(11)(14)	S + 8.61%	12.52%	3/31/2022	3/31/2027	1,726,992	1,726,992	1,726,992	0.8
Uncle John's Pride, LLC	(11)(14)	S + 8.61%	12.52%	3/31/2022	3/31/2027	5,074,885	5,049,211	5,074,885	2.2
						6,801,877	6,776,203	6,801,877	3.0
Healthcare Providers & Services
Arrow Home Health, LLC (dba Acara Home Health)	(11)(15)	S + 10.50% PIK	14.58% PIK	3/19/2021	10/26/2026	1,064,351	1,055,981	991,975	0.4
						1,064,351	1,055,981	991,975	0.4
Leisure Products
MPUSA, LLC (dba Mission)	(11)(15)	S + 9.26% PIK	13.34% PIK	12/9/2021	12/31/2028	1,970,056	1,969,000	1,887,708	0.8
						1,970,056	1,969,000	1,887,708	0.8
Professional Services
USBid Inc.	(10)(11)(15)	S + 8.10%	12.18%	11/3/2022	11/3/2027	2,648,797	2,633,506	2,724,287	1.2
						2,648,797	2,633,506	2,724,287	1.2
Total first lien senior secured term loan							18,181,632	18,415,484	8.0

Senior unsecured notes	(22)
Consumer Finance
Microf, LLC	(11)(15)	S+ 10.85%	14.93%	3/29/2019	11/30/2027	3,714,429	3,675,236	3,714,429	1.6
						3,714,429	3,675,236	3,714,429	1.6
Total senior unsecured notes							3,675,236	3,714,429	1.6

Preferred equity securities	(12)(22)
Aerospace & Defense
Delva Master Holdings	(11)(23)	-	18.00% PIK	8/13/2025	-	3,108,022	7,679,427	8,848,862	3.9
						3,108,022	7,679,427	8,848,862	3.9
Construction & Engineering
Watt Contracting Holdings, LLC	(11)(20)(24)	-	15.00% PIK	4/15/2022	-	5,300	5,224,292	8,282,778	3.6
						5,300	5,224,292	8,282,778	3.6
Consumer Finance
Caregility Corporation - Series A-1 Units	(11)(13)(23)	-	8.00% PIK	12/31/2022	-	296,611	2,076,097	1,369,779	0.6
Caregility Corporation - Series B Units	(11)(13)(23)	-	8.00% PIK	7/3/2023	-	446,689	3,591,494	5,020,077	2.2
						743,300	5,667,591	6,389,856	2.8
Food Products
UJP Acquisition, LLC (dba Uncle John's Pride)	(11)(13)(19)(23)	-	10% Preferred Return	3/31/2022	-	2,829,787	2,829,787	4,952,128	2.2
						2,829,787	2,829,787	4,952,128	2.2
Healthcare Providers & Services
Arrow Home Health, LLC (dba Acara Home Health) - Class A Units	(11)(19)(23)	-	10% Preferred Return	3/19/2021	-	571,080	564,321	656,816	0.3
Arrow Home Health, LLC (dba Acara Home Health) - Class 1 Units	(11)(13)(19)(23)	-	-	11/13/2023	-	56,005	56,005	112,010	0.0
						627,085	620,326	768,826	0.3
Leisure Products
TS-MP, LLC (dba Mission) - Class A-1	(11)(19)(23)	-	-	12/9/2021	-	69	1,928,409	-	0.0
TS-MP, LLC (dba Mission) - Class AA-1	(11)(19)(23)	-	-	12/10/2024	-	88	1,960,641	1,628,921	0.7
						157	3,889,050	1,628,921	0.7
Professional Services
Capone Holdings JV, LLC (dba LaSalle Staffing)	(11)(19)(23)	-	8% Preferred Return	2/15/2022	-	4,000,000	4,000,000	6,481,333	2.8
						4,000,000	4,000,000	6,481,333	2.8
Trading Companies & Distributors
USBid Parent, LLC - Class A	(11)(23)	-	-	11/3/2022	-	2,813	2,812,500	-	0.0
USBid Parent, LLC - Class C	(11)(23)	-	10.00% PIK	11/2/2023	-	9,375	7,324	-	0.0
USBid Parent, LLC - Class C2	(11)(23)	-	10.00% PIK	4/12/2024	-	600,000	468,750	597,656	0.3
USBid Parent, LLC - Class C3	(11)(23)	-	10.00% PIK	4/12/2024	-	2,400,000	1,875,000	1,155,469	0.5
						3,012,188	5,163,574	1,753,125	0.8
Total preferred equity securities							35,074,047	39,105,829	17.1

Warrants and other equity securities	(12)(22)
Aerospace & Defense
Delva Master Holdings	(11)(23)	-	-	8/13/2025	-	10,493	-	-	0.0
Delva Master Holdings	(11)(23)	-	-	8/13/2025	-	1,354	-	-	0.0
		-	-			11,847	-	-	0.0
Construction & Engineering
Watt Contracting Holdings, LLC	(11)(19)(23)	-	-	4/15/2022	-	100,408	-	-	0.0

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Consolidated Schedule of Investments - (continued)

September 30, 2026

(Unaudited)

Portfolio Company (1)(2)(3)(4)(5)(6)	Footnotes	Spread Above Index (7)	Interest Rate	Acquisition Date	Maturity	Principal, Shares, Units	Amortized Cost (8)	Fair Value (9)	% of Net Assets
						100,408	-	-	0.0
Diversified Telecommunication Services
Caregility Corporation	(11)(23)	-	-	12/29/2021	-	221,574	443,392	-	0.0
Caregility Corporation	(11)(23)	-	-	12/29/2021	-	46,227	-	-	0.0
						267,801	443,392	-	0.0
Food Products		-	-
UJP Acquisition, LLC (dba Uncle John's Pride)	(11)(19)(23)	-	-	3/31/2022	-	127,215	-	20,851	0.0
						127,215	-	20,851	0.0
Professional Services							-
USBid Parent, LLC	(11)(23)	-	-	11/3/2022	-	204	-	-	0.0
						204	-	-	0.0
Total warrants and other equity securities							443,392	20,851	0.0
Total controlled/affiliate investments							57,374,307	61,256,593	26.7

TOTAL INVESTMENTS							$449,011,903	$448,520,214	196.4%

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
(11)
As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” and may have “Control” of this portfolio company as the Company and/or its affiliated funds collectively owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). The Company’s investments in affiliates as of September 30, 2026 represented $61,256,593 of Fair Value and 26.7% of Net Assets of the Company. Transactions related to investments in “Controlled/Affiliate Investments” for the nine months ended September 30, 2026 were as follows:

See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Consolidated Schedule of Investments - (continued)

September 30, 2026

(Unaudited)

Portfolio Company	Type of Investment	Amount of Realized Gain (Loss)	Amount of Interest or Dividends Credited to Income (a)	December 31, 2025 Value	Gross Additions (b)		Gross Reductions (c)	Transfers In/(Out) of Affiliates	Amount of Unrealized Gains (Loss)	September 30, 2026 Value
Arrow Home Health LLC (dba Acara Home Health)	First lien senior secured term loan	$-	$(145,567)	$764,370	$277,878		$-	$-	$(50,273)	$991,975
	Preferred equity securities (571,080 shares)	-	-	252,425	-		-	-	404,391	656,816
	Preferred equity securities (56,005 shares)	-	-	112,010	-		-	-	-	112,010
Capone Holdings JV, LLC (dba LaSalle Staffing)	Preferred equity securities (4,000,000 shares)	-	-	6,093,333	-		-	-	388,000	6,481,333
Caregility Corporation	First lien senior secured term loan	-	157,156	2,581,303	143,527		-	-	(39,440)	2,685,390
	Preferred equity securities (151,018 shares)	-	-	194,014	-		-	-	1,175,765	1,369,779
	Preferred equity securities (446,689 shares)	-	-	4,732,688	-		-	-	287,389	5,020,077
	Warrants (267,801 units)	-	-	-	-	-	-	-	-	-
Delva Master Holdings	First lien senior secured term loan	-	41,622	850,931	-		-	-	281,893	1,132,824
	Preferred equity securities (1,636 shares)	-	-	7,905,825	-		-	-	943,037	8,848,862
Lasalle Staffing, LLC	First lien senior secured term loan	-	172,699	7,150,785	3,261		(7,080,036)	-	(74,010)	-
Microf, LLC	Senior Unsecured Note	-	(20,138)	3,763,831	(20,615)		-	-	(28,787)	3,714,429
MPUSA, LLC (dba Mission)	First lien senior secured term loan	-	3,257	1,712,240	187,809		-	-	(12,341)	1,887,708
	Preferred equity securities (88 shares)	-	-	1,695,478	-		-	-	(66,557)	1,628,921
Uncle John's Pride, LLC	First lien senior secured term loan	-	480,178	5,116,215	23,778		(41,063)	-	(24,045)	5,074,885
	First lien senior secured term loan	-	157,425	1,740,572	1		(13,581)	-	-	1,726,992
UJP Acquisition, LLC (dba Uncle John's Pride)	Warrants and other equity securities (127,215 shares)	-	-	29,787	-		-	-	(8,936)	20,851
	Preferred equity securities (2,829,787 shares)	-	-	4,966,277	-		-	-	(14,149)	4,952,128
USBid Inc.	First lien senior secured term loan	-	244,480	2,599,529	8,504		-	-	116,254	2,724,287
USBid Inc. - Class C2 Units	Preferred equity securities (600,000 shares)	-	-	555,469	-		-	-	42,187	597,656
USBid Inc. - Class C3 Units	Preferred equity securities (2,400,000 shares)	-	-	1,155,469	-		-	-	-	1,155,469
Watt Acquisition, LLC	First lien senior secured term loan	-	206,716	1,625,086	50,051		-	-	(5,588)	1,669,549
	First lien senior secured term loan	-	41,053	-	530,899		-	-	(9,025)	521,874
Watt Contracting Holdings, LLC	Preferred equity securities (4,439 shares)	-	-	7,260,300	844,096		-	-	178,382	8,282,778
Total Affiliate Investments		$-	$1,338,881	$62,857,937	$2,049,189		$(7,134,680)	$-	$3,484,147	$61,256,593

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
(14)
The interest rate on these loans is subject to 1 month SOFR, which was 3.91% as of September 30, 2026.
(15)
The interest rate on these loans is subject to 3 month SOFR, which was 4.08% as of September 30, 2026.
(16)
Positions have an aggregate unfunded commitment of $15,885,792 in addition to the amounts shown in the Consolidated Schedule of Investments. See Note 11 “Commitments, Contingencies and Risks” in the accompanying notes to the consolidated financial statements.
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
(20)
The investment does not accrue payment-in-kind (“PIK”) for the debt investment as of September 30, 2026. See Note 2. “Significant Accounting Policies”.
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
(24)
The interest rate on these loans is subject to 6 month SOFR, which was 4.27% as of September 30, 2026.
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

See accompanying notes.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Consolidated Schedule of Investments - (continued)

December 31, 2025

Portfolio Company (1)(2)(3)(4)(5)(6)	Footnotes	Spread Above Index (7)	Interest Rate	Acquisition Date	Maturity	Principal, Shares, Units	Amortized Cost (8)		Fair Value (9)		% of Net Assets
Senior unsecured notes	(24)
Electrical Equipment
HH Masterwork Intermediate, Inc.	(19)(22)	-	17.00% PIK	11/17/2022	5/17/2028	2,155,820	$2,033,098		$-		0.0%
						2,155,820	2,033,098		-		0.0
Total senior unsecured notes							2,033,098		-		0.0

Preferred equity securities	(12)(24)
Building Products
Built by Grid, LLC	(21)(25)	-	-	12/5/2025	-	214,378	214,378		214,378		0.1
						214,378	214,378		214,378		0.1
Commercial Services and Supplies
Swyft Filings Holdings, LLC	(13)(20)(21)(25)	-	8.00% PIK	12/20/2021	-	192,444	183,612		213,265		0.1
						192,444	183,612		213,265		0.1
Construction & Engineering
MechanAir Holdings, LLC	(13)(21)(25)	-	13.50% PIK	9/2/2021	-	1,704	1,703,499		2,578,541		1.1
MechanAir Holdings, LLC	(13)(21)(25)	-	-	9/17/2025	-	65	61,608		735,515		0.3
Vertical Mechanical Group Holdings, LLC	(21)(25)	-	8.00% PIK	5/12/2023	-	185,714	1,857,143		5,727,143		2.4
						187,483	3,622,250		9,041,199		3.8
Diversified Telecommunication Services
Gridsource Holdings, LLC	(21)(25)	-	8.00% PIK	3/9/2023	-	3,959,977	799,597		175,121		0.1
						3,959,977	799,597		175,121		0.1
Entertainment
NW Entertainment, LLC	(21)(25)	-	10.00% PIK	11/4/2022	-	1,183	1,134,428		1,550,416		0.7
NW Entertainment, LLC	(21)(25)	-	12.00% PIK	2/27/2025	-	826	531,143		1,024,009		0.4
						2,009	1,665,571	-	2,574,425	-	1.1
Healthcare Providers & Services
IPA Investors, LP (dba Integrated Pain Associates)	(21)(25)	-	8.00% PIK	1/9/2023	-	2,749	2,573,151		3,160,558		1.3
						2,749	2,573,151		3,160,558		1.3
Media
PadSquad Holdings, LLC	(13)(21)(25)	-	6.00% Cash + 6.00% PIK	3/30/2022	-	720,767	1,964,204		3,326,343		1.4
Trailer Park Group Holdings, LLC Class A-1 Units	(13)(21)(25)	-	15.00% PIK	12/19/2023	-	40,888	73,599		36,419		0.0
Trailer Park Group Holdings LLC - Class A Units	(13)(21)(25)	-	8.00% PIK	8/2/2021	-	371,822	404,702		-		0.0
Trailer Park Group Holdings LLC	(13)(21)(25)	-	15.00% PIK	-	-	37,594	-		75,127		0.0
						1,171,071	2,442,505		3,437,889		1.4
Professional Services
Hometown Holdings JV, LLC (dba BWG Strategy)	(13)(21)(25)	-	8.00% Preferred Return	12/24/2020	-	666,667	659,761		693,300		0.3
JCFV Holdings, LLC	(21)(25)	-	8.00% PIK	7/1/2024	-	415,916	1,538,462		519,231		0.2
PQT Ayaquhs, LLC (dba WWC Global)	(13)(21)(25)	-	10.50% PIK	8/1/2022	-	5,774	1,064,516		4,577,419		1.9
SPC QD SM, LP	(21)(25)	-	-	7/30/2024	-	42	2,207,572		2,655,714		1.1
						1,088,399	5,470,311		8,445,664		3.5
Software
PureCars Technologies, LLC	(13)(21)(25)	-	8.00% PIK	4/17/2019	-	592	267,013		293,634		0.1
						592	267,013		293,634		0.1
Total preferred equity securities							17,238,388		27,556,133		11.5

Warrants and other equity securities	(12)(24)
Construction & Engineering
DCCM, LLC	(21)	-	-	8/6/2021	-	-	-		-		0.0
Fremont-Wright, LLC	(25)	-	-	12/2/2020	-	2	-		1,565,233		0.7
						2	-		1,565,233		0.7
Distributors
48forty Intermediate Holdings, Inc.	(19)(25)	-	-	10/11/2022	-	1,994	-		-		0.0
						1,994	-		-		0.0
Electrical Equipment
HH Masterwork Intermediate, Inc.	(19)(25)	-	-	11/17/2022	-	190,019	-		-		0.0
						190,019	-		-		0.0
Entertainment
LRI Holdco, LLC (dba Linden Labs)	(21)(25)	-	-	12/31/2020	-	1	-		150,697		0.1
LRI Holdco, LLC (dba Linden Labs)	(25)	-	-	12/31/2020	-	1	43,478		196,056		0.1
						2	43,478		346,753		0.2
Healthcare Providers & Services
Klein Hersh, LLC		-	-	4/27/2022	-	1,003	-		-		0.0
Nurses 24/7 Holdings, LLC	(21)(25)	-	-	5/26/2023	-	182	419,877		35,143		0.0
						1,185	419,877		35,143		0.0
Hotels, Restaurants & Leisure
The Range NYC, LLC (dba Five Iron Golf)	(25)	-	-	9/15/2022	-	40,593	71,599		64,875		0.0
						40,593	71,599		64,875		0.0
Household Durables
SkyBell Technologies, Inc.	(19)(25)	-	-	12/13/2019	-	1,917,813	-		-		0.0
						1,917,813	-		-		0.0
Household Products
CHG Parent Holding LLC (dba Coop Home Goods)	(21)(25)	-	-	6/18/2021	-	535,714	535,714		1,150,000		0.5
						535,714	535,714		1,150,000		0.5
Machinery
Texas Contract Manufacturing Group, Inc.	(25)	-	-	4/27/2022	-	1,602	-		-		0.0

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Consolidated Schedule of Investments - (continued)

December 31, 2025

Portfolio Company (1)(2)(3)(4)(5)(6)	Footnotes	Spread Above Index (7)	Interest Rate	Acquisition Date	Maturity	Principal, Shares, Units	Amortized Cost (8)	Fair Value (9)	% of Net Assets
						1,602	-	-	0.0
Media
Channel Factory Holdings, LLC	(13)(21)(25)	-	-	3/31/2025	-	819,478	-	1,384,954	0.6
						819,478	-	1,384,954	0.6
Professional Services
CorTech, LLC	(25)	-	-	6/30/2025	-	1	-	81,853	0.0
NSC Holdings, LLC	(21)(25)	-	-	4/26/2019	-	111	271,262	639,920	0.3
PQT Ayaquhs, LLC (dba WWC Global)	(25)	-	-	8/1/2022	-	645	-	377,419	0.2
						757	271,262	1,099,192	0.5
Software
Proactive Dealer Holdings Parent, LLC	(21)(25)	-	10.00% PIK	6/10/2024	-	445	730,271	346,746	0.1
						445	730,271	346,746	0.1
Total warrants and other equity securities							2,072,201	5,992,896	2.6

Fund investments
Diversified Financials
Madryn Select Opportunities, LP	(18)(25)	-	-	1/4/2022	-	-	2,529,567	1,925,246	0.8
						-	2,529,567	1,925,246	0.8
Total fund investments							2,529,567	1,925,246	0.8
Total non-controlled/non-affiliate investments							$324,546,406	$312,185,808	131.4%

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

The Company’s investment objectives are to generate current income and capital appreciation. The Company seeks to achieve its investment objectives by investing primarily in privately negotiated loans and equity investments to small and medium-sized businesses (“SMBs”) generally with annual revenues greater than $15,000,000 and earnings before interest, taxes, depreciation and amortization (“EBITDA”) of less than $50,000,000. The Company is advised by Star Mountain Fund Management, LLC (“Star Mountain Fund Management”, the “Administrator” or the “Advisor”), a registered investment adviser under the Investment Advisers Act of 1940, as amended. In addition, for U.S. federal income tax purposes, the Company has elected to be treated and intends to continue to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

On July 29, 2025, the Company received an exemptive order from the Securities and Exchange Commission (“SEC”) that permits the Company to offer multiple classes of shares of its Common Stock (the “Multi-Class Order”). On February 25, 2026, the Company’s board of directors (the “Board”) held a meeting in which the Board, including a majority of the directors who are not “interested persons” (as defined in the 1940 Act) (“Independent Directors”), approved certain matters related to the Company’s ability to issue and sell Class D shares, Class S shares, Class I shares and Class SP shares pursuant to the Multi-Class Order (the “Multi-Class Offering”). In connection with the Multi-Class Offering, effective March 31, 2026, all issued and outstanding shares of the Company's Common Stock were reclassified as Class I shares. As of September 30, 2026, there were 5,143,099 Class I shares and 4,645,244 Class SP shares outstanding and no Class S or Class D shares outstanding.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of September 30, 2026, and the reported revenue generated and expenses incurred during the reporting period. Actual results could differ from those estimates.

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

Revenue Recognition

The Company’s revenue recognition policies are as follows:

Interest income: Interest income is recorded on the accrual basis to the extent that the Company expects to collect such amounts. Interest income is accrued based upon the outstanding principal amount and contractual terms of debt investments. For the three and nine months ended September 30, 2026, $9,015,659 and $25,790,103, respectively, of interest income, excluding payment in kind (“PIK”) interest income, has been accrued as shown on the Consolidated Statements of Operations. For the three and nine months ended September 30, 2025, $7,862,950 and $25,827,904, respectively, of interest income, excluding PIK interest income, has been accrued as shown on the Consolidated Statements of Operations. As of September 30, 2026 and December 31, 2025, $4,671,122 and $3,410,139, respectively, of interest income is receivable as shown on the Consolidated Statements of Assets and Liabilities.

Payment in-kind income: The Company has certain investments in its portfolio that contain a PIK provision, which represents contractual interest or dividends that are added to the principal balance and recorded as income. For loans and debt securities with contractual PIK, the Company generally will not accrue PIK interest for accounting purposes if the portfolio company valuation indicates that such PIK interest is not collectible. To maintain its ability to take a dividend paid deduction, the Company may need to pay out PIK non-cash income amounts in the form of distributions, even though the Company has not yet collected the cash. For the three and nine months ended September 30, 2026, $972,615 and $2,202,210, respectively, of PIK income has been accrued as shown on the Consolidated Statements of Operations. For the three and nine months ended September 30, 2025, $801,634 and $2,735,098, respectively, of PIK income has been accrued as shown on the Consolidated Statements of Operations.

Non-accrual: Loans or preferred equity securities are placed on non-accrual status when interest, PIK interest or dividend payments become 90 days or more past due, or when there is reasonable doubt that principal, interest or dividends will be collected. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Any accrued interest receivable in previous years will be written off and corresponding interest income will be reversed, as applicable. Subsequent interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal, interest, PIK interest or dividends are paid, and, in management’s judgment are likely to remain current. As of September 30, 2026, five investments, SkyBell Technologies, Inc., Consolidated Machine & Tool Holdings, LLC, Masterwork Electronics, Inc., Chicken Soup For The Soul, LLC and Texas Contract Manufacturing Group Inc. are on non-accrual status. As of December 31, 2025, six investments, 48forty Intermediate Holdings, Inc., Delva Master Holdings, SkyBell Technologies, Inc., Consolidated Machine & Tool Holdings, LLC, Masterwork Electronics, Inc., and Chicken Soup For The Soul, LLC were on non-accrual status. For the three and nine months ended September 30, 2026, $0 and $232,015 of interest receivable, respectively, was reversed as a result of these investments being on non-accrual status. For the three and nine months ended September 30, 2025, no interest receivable was reversed.

Dividend income: Dividend income to be paid in-kind on equity securities is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income paid in cash is recorded on the date declared for portfolio companies. Each distribution received from limited liability company and limited partnership interests is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For the nine months ended September 30, 2026 and for the year ended December 31, 2025, the Company did not receive any return of capital distributions from its equity investments. For the three and nine months ended September 30, 2025, the Company received $0 and $368,738 as return of capital distribution from its investment in Madryn Select Opportunities, LP. For the three and nine months ended September 30, 2026, $227,936 and $725,834, respectively, of dividend income has been accrued as shown on the Consolidated Statements of Operations. For the three and nine months ended September 30, 2025, $111,533 and $800,272, respectively, of dividend income has been accrued as shown on the Consolidated Statements of Operations. As of September 30, 2026, all dividend income has been received. As of December 31, 2025, there was $62,136 of dividend income receivable.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

Note 2. Summary of Significant Accounting Policies (continued)

Original Issue Discount: Discounts to par on portfolio securities are accreted into income over the tenor of the instrument. Any remaining discount is accreted into income upon prepayment or redemption of the instrument and the Company then amortizes such amounts using the effective interest method as interest income over the life of the investment. The unamortized discount as of September 30, 2026 and December 31, 2025, was $5,011,200 and $4,721,160, respectively. The amount of original issue discount amortized for the three and nine months ended September 30, 2026 was $323,319 and $1,082,414, respectively, and is included in interest income on the Consolidated Statements of Operations. The amount of original issue discount amortized for the three and nine months ended September 30, 2025, was $24,569 and $1,469,297, respectively, and is included in interest income on the Consolidated Statements of Operations.

Amendment, waiver, Agency draw and consent fees, etc.: In connection with modifying credit agreements with portfolio companies to provide additional operating or borrowing flexibility, the Company may be entitled to amendment, waiver and consent fees to compensate for the potentially enhanced credit risk. Such fees will be recorded as income on the date earned and accrued to the extent the fee is to be compensated in the form of additional principal balance. For the three and nine months ended September 30, 2026, $0 and $0, respectively, of amendment fees had been earned and included in other income on the Consolidated Statements of Operations. For the three and nine months ended September 30, 2025, $0 and $167,434, respectively, of amendment fees had been earned and included in other income on the Consolidated Statements of Operations.

Early repayment and termination fees: Upon the prepayment of a loan or debt security, any unamortized premium or discount or loan origination fees are recorded as interest income. To the extent the Company receives early repayment fees in connection with pre-maturity loan agreement termination, such income will be recorded on the date of prepayment. The Company and its Advisor generally do not structure transactions with a contractual exit fee to be collected upon loan repayment at maturity. No such fees were earned during the three and nine months ended September 30, 2026 and 2025.

Gains and Losses: Investment transactions are recorded on a trade-date basis. Realized gains or losses on portfolio investments are calculated based upon the difference between the net proceeds from the disposition and the amortized cost basis of the investment, without regard to unrealized gains or losses previously recognized. Realized gains and losses are recorded within net realized gain (loss) on investments on the Consolidated Statements of Operations. Changes in the fair value of investments from the prior period, as approved by the Board based on fair value recommendations from the Advisor in accordance with the Advisor’s valuation policy, are included within net change in unrealized gain (loss) on investments on the Consolidated Statements of Operations. For the three and nine months ended September 30, 2026, the Company had $0 and ($7,802,110), respectively, of net realized gain (loss) on investments as represented on the Consolidated Statements of Operations. For the three and nine months ended September 30, 2025, the Company had $0 and $4,352,098, respectively, of net realized gain (loss) on investments as represented on the Consolidated Statements of Operations.

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

Earnings per Share

In accordance with the provisions of ASC Topic 260– Earnings per Share, basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. The weighted average shares outstanding utilized in the calculation of earnings per share take into account share issues on the issuance date and the Company’s repurchases of its Common Stock on the repurchase date. See Note 9 for additional information on the Company’s share activity. For the nine months ended September 30, 2026 and for the year ended December 31, 2025, there were no potentially dilutive common shares issued.

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

Cash Equivalents

Cash equivalents are highly liquid investments with a current maturity of three months or less at the date of acquisition, which may include temporary investments in U.S. Treasury Bills (of varying maturities) or money market funds. There were no cash equivalents outstanding on the Company’s Consolidated Statements of Assets and Liabilities as of September 30, 2026 and December 31, 2025.

Unamortized Deferred Financing Costs

Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. Deferred financing costs are capitalized as incurred and amortized on a straight line basis to maturity of the Secured Credit Facility and Notes under the Note Purchase Agreement (each as defined herein). For the three and nine months ended September 30, 2026, the Company had $223,410 and $532,144, respectively, of expensed financing costs related to its Secured Credit Facility and $73,217 and $129,448, respectively, of expensed financing costs related to its Notes included in interest and other financing fees on the Consolidated Statements of Operations. For the three and nine months ended September 30, 2025, the Company had $156,425 and $464,175, respectively, of expensed financing costs related to its Secured Credit Facility and no expensed financing costs related to its Notes included in interest and other financing fees on the Consolidated Statements of Operations. As of September 30, 2026 and December 31, 2025, the Company had $1,563,831 and $1,537,817, respectively, of unamortized deferred financing costs related to its Secured Credit Facility as shown in deferred financing cost on the Consolidated Statements of Assets and Liabilities. As of September 30, 2026 and December 31, 2025, the Company had $841,542 and $0, respectively, of unamortized deferred financing costs related to its Notes, as shown in deferred financing cost on the Consolidated Statements of Assets and Liabilities.

Organizational and Offering Costs

Organizational and offering costs are expensed as incurred. These expenses consist primarily of legal fees and other costs incurred with Company’s share offerings, the preparation of the Company’s registration statement, and registration fees. For the three months ended September 30, 2026 and 2025, the Company had incurred no organizational costs. For the three and nine months ended September 30, 2026, the Company incurred offering costs in the amount of $70,050 and $170,050, respectively, as shown as a component of the general and administrative fees in the Consolidated Statements of Operations. As of September 30, 2026 and December 31, 2025, no organizational costs remained payable on the Consolidated Statements of Assets and Liabilities. For the three and nine months ended September 30, 2025, the Company incurred offering costs in the amount of $70,000 and $150,000, respectively, as shown as a component of the general and administrative fees in the Consolidated Statements of Operations. As of September 30, 2026 and December 31, 2025, $50,000 and $40,000, respectively, of offering costs incurred were included in other payables on the Consolidated Statements of Assets and Liabilities.

Custodian Fees

The Company has entered into a custody agreement with State Street Bank and Trust Company (the “Custodian”). For the three and nine months ended September 30, 2026, the Company incurred expenses for services provided by the Custodian of $12,000 and $36,000, respectively, which is included in professional fees on the Consolidated Statements of Operations. For the three and nine months ended September 30, 2025, the Company incurred expenses for services provided by the Custodian of $12,000 and $33,008, respectively, which is included in professional fees on the Consolidated Statements of Operations. As of September 30, 2026 and December 31, 2025, $24,852 and $11,449, respectively, remained payable, which is included in professional fees payable on the Consolidated Statements of Assets and Liabilities.

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

To qualify as a RIC under Subchapter M of the Code, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its Stockholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses. In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending October 31 in that calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years and on which the Company paid no U.S. federal income tax. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. For the three and nine months ended September 30, 2026 and 2025, the Company did not record any excise tax expense on the Consolidated Statements of Operations.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current period. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. For the nine months ended September 30, 2026, the Company recorded an income tax expense of $3,289 and an increase of $688,969 in deferred tax liability for the change in unrealized appreciation of investments held in the Holding Company. As of September 30, 2026 and December 31, 2025, $4,723,632 and $4,034,663, respectively, was included in deferred tax liabilities on the Consolidated Statement of Assets and Liabilities primarily relating to deferred taxes on unrealized appreciation of investments held in the Holding Company. The Company did not record any uncertain income tax positions for the nine months ended September 30, 2026 and for the year ended December 31, 2025 on the Consolidated Statements of Assets and Liabilities.

The aggregate amortized tax basis cost of investments included on the Consolidated Schedule of Investments as of September 30, 2026 and December 31, 2025 were $449,011,903 and $387,006,204, respectively.

Note 3. Investments

The following tables show the composition of the Company’s investment portfolio, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	September 30, 2026
	Amortized Cost		Fair Value
First Lien Senior Secured Loan	$375,013,527	83.5%	$354,995,609	79.2%
Second Lien Senior Secured Loan	1,850,491	0.4	1,850,236	0.4
Senior Unsecured Notes	5,708,334	1.3	3,714,429	0.8
Preferred Equity Securities	61,475,289	13.7	78,963,574	17.6
Warrants and Other Equity Securities	2,515,593	0.6	6,870,042	1.5
Fund Investments	2,448,669	0.5	2,126,324	0.5
Total	$449,011,903	100.0%	$448,520,214	100.0%

	December 31, 2025
	Amortized Cost		Fair Value
First Lien Senior Secured Loan	$324,763,756	83.8%	$300,852,563	80.2%
Senior Unsecured Notes	5,728,949	1.5	3,763,831	1.0
Preferred Equity Securities	51,468,339	13.3	62,479,421	16.7
Warrants and Other Equity Securities	2,515,593	0.7	6,022,684	1.6
Fund Investments	2,529,567	0.7	1,925,246	0.5
Total	$387,006,204	100.0%	$375,043,745	100.0%

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

Note 3. Investments (continued)

The following tables show the composition of the Company’s investment portfolio by geographic region, at amortized cost and fair value (with corresponding percentage of total portfolio investments). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business:

	September 30, 2026
	Amortized Cost		Fair Value
Southeast	$129,177,942	28.8%	$140,307,725	31.3%
Midwest	63,340,515	14.1	67,865,349	15.1
West	124,807,414	27.8	113,952,542	25.4
Northeast	63,529,240	14.1	58,178,077	13.0
East	41,717,061	9.3	40,941,987	9.1
Southwest	7,746,502	1.7	4,379,926	1.0
South	18,693,229	4.2	22,894,608	5.1
Total	$449,011,903	100.0%	$448,520,214	100.0%

	December 31, 2025
	Amortized Cost		Fair Value
Southeast	$105,532,002	27.2%	$103,998,979	27.7%
Midwest	60,910,065	15.7	64,907,855	17.3
West	103,275,095	26.8	94,822,761	25.3
Northeast	58,378,552	15.1	50,530,770	13.5
East	31,403,307	8.1	29,612,464	7.9
Southwest	7,836,636	2.0	6,830,412	1.8
South	19,670,547	5.1	24,340,504	6.5
Total	$387,006,204	100.0%	$375,043,745	100.0%

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

Note 3. Investments (continued)

The following tables show the composition of the Company’s investment portfolio by industry, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	September 30, 2026
	Amortized Cost		Fair Value
Aerospace & Defense	$9,322,266	2.1%	$9,981,686	2.2%
Building Products	2,061,117	0.5	2,135,920	0.5
Chemicals	19,408,140	4.3	19,920,485	4.4
Commercial Services & Supplies	13,948,783	3.1	13,846,524	3.1
Construction & Engineering	86,645,873	19.3	99,465,689	22.3
Consumer Finance	3,675,236	0.8	3,714,429	0.8
Distributors	7,011,926	1.6	6,674,930	1.5
Diversified Consumer Services	10,314,097	2.3	10,315,148	2.3
Diversified Financials	2,448,669	0.5	2,126,324	0.5
Diversified Telecommunication Services	23,738,460	5.3	24,708,165	5.5
Electrical Equipment	11,201,480	2.5	-	-
Entertainment	32,685,277	7.3	30,671,462	6.8
Food Products	9,605,990	2.1	11,774,856	2.6
Healthcare Providers & Services	52,347,665	11.7	52,468,264	11.7
Hotels, Restaurants & Leisure	8,710,947	1.9	9,008,219	2.0
Household Durables	4,534,395	1.0	4,062,384	0.9
Household Products	27,433,951	6.1	29,355,868	6.5
Leisure Products	5,858,050	1.3	3,516,629	0.8
Machinery	11,034,601	2.5	7,576,990	1.7
Media	19,407,405	4.3	18,049,221	4.0
Personal Products	4,580,153	1.0	4,675,373	1.0
Professional Services	43,305,804	9.6	49,316,241	11.0
Software	997,284	0.2	636,167	0.1
Specialty Retail	7,015,239	1.6	7,048,433	1.6
Trading Companies & Distributors	21,853,326	4.9	18,667,549	4.2
Transportation Infrastructure	9,865,769	2.2	8,803,258	2.0
Total	$449,011,903	100.0%	$448,520,214	100.0%

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

The consolidated financial statements include portfolio investments at fair value of $448,520,214 and $375,043,745 as of September 30, 2026 and December 31, 2025, respectively.

The Company valued its investments in underlying funds based on its proportionate interest in net asset value (“NAV”) of the underlying funds. For the purpose of classifying the investments in underlying funds within the fair value hierarchy, the Company makes use of the practical expedient under ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or its Equivalent). As of September 30, 2026 and December 31, 2025, the Company's investments in underlying funds amounted to $2,126,324 and $1,925,246, respectively.

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

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

Note 4. Fair Value Measurements of Investments (continued)

The following tables present fair value measurements of investments, by major class according to the fair value hierarchy as of September 30, 2026 and December 31, 2025:

	Fair Value Measurements
September 30, 2026	Level 1	Level 2	Level 3	Total
First Lien Senior Secured Loan	$-	$-	$354,995,609	$354,995,609
Second Lien Senior Secured Loan	-	-	1,850,236	1,850,236
Senior Unsecured Notes	-	-	3,714,429	3,714,429
Preferred Equity Securities	-	-	78,963,574	78,963,574
Warrants and Other Equity Securities	-	-	6,870,042	6,870,042
Total	$-	$-	$446,393,890	$446,393,890
Fund Investments				2,126,324
Total Investments				$448,520,214

	Fair Value Measurements
December 31, 2025	Level 1	Level 2	Level 3	Total
First Lien Senior Secured Loan	$-	$-	$300,852,563	$300,852,563
Senior Unsecured Notes	-	-	3,763,831	3,763,831
Preferred Equity Securities	-	-	62,479,421	62,479,421
Warrants and Other Equity Securities	-	-	6,022,684	6,022,684
Total	$-	$-	$373,118,499	$373,118,499
Fund Investments				1,925,246
Total Investments				$375,043,745

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

The following tables provide a reconciliation of the beginning and ending balances for investments at fair value that use Level 3 inputs for the three and nine months ended September 30, 2026, and 2025:

	Investments
	First Lien Senior Secured Loan	Second Lien Senior Secured Loan	Senior Secured Notes	Senior Unsecured Notes	Preferred Equity Securities	Warrants and Other Equity Securities	Fund Investments	Total Investments
Balance as of June 30, 2026	$323,558,706	$1,765,999	$-	$3,713,686	$73,555,591	$6,279,232	$2,223,101	$411,096,315
Net realized gain on investments	-	-	-	-	-	-	-	-
Net change in unrealized gain (loss) on investments	(1,137,812)	(184)	-	743	1,673,618	590,810	(96,777)	1,030,398
Purchases of investments and other adjustments to cost (1)	33,951,249	84,421	-	-	3,734,365	-	-	37,770,035
Proceeds from principal repayments (2)	(1,376,534)	-	-	-	-	-	-	(1,376,534)
Balance as of September 30, 2026	$354,995,609	$1,850,236	$-	$3,714,429	$78,963,574	$6,870,042	$2,126,324	$448,520,214

(1)
Includes purchases of new investments, premium and discount accretion and amortization and PIK interest.
(2)
Includes paydowns receivable from the Consolidated Statements of Assets and Liabilities.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

Note 4. Fair Value Measurements of Investments (continued)

	Investments
	First Lien Senior Secured Loan	Second Lien Senior Secured Loan	Senior Secured Notes	Senior Unsecured Notes	Preferred Equity Securities	Warrants and Other Equity Securities	Fund Investments	Total Investments
Balance as of December 31, 2025	$300,852,563	$-	$-	$3,763,831	$62,479,421	$6,022,684	$1,925,246	$375,043,745
Net realized gain (loss) on investments	(7,802,110)	-	-	-	-	-	-	(7,802,110)
Net change in unrealized gain (loss) on investments	3,893,275	(255)	-	(28,787)	6,477,203	847,358	281,976	11,470,770
Purchases of investments and other adjustments to cost (1)	77,056,385	1,850,491	-	(20,615)	5,828,952	-	-	84,715,213
Proceeds from sales of investments	-	-	-	-	-	-	(80,898)	(80,898)
Proceeds from principal repayments (2)	(14,826,506)	-	-	-	-	-	-	(14,826,506)
Transfer / Restructure of Investments (3)	(4,177,998)	-	-	-	4,177,998	-	-	-
Balance as of September 30, 2026	$354,995,609	$1,850,236	$-	$3,714,429	$78,963,574	$6,870,042	$2,126,324	$448,520,214

(1)
Includes purchases of new investments, premium and discount accretion and amortization and PIK interest.
(2)
Includes paydowns receivable from the Consolidated Statements of Assets and Liabilities.
(3)
Lien conversions are fair valued at beginning of period or at time of restructure.

	Investments
	First Lien Senior Secured Loan	Second Lien Senior Secured Loan	Senior Secured Notes	Senior Unsecured Notes	Preferred Equity Securities	Warrants and Other Equity Securities	Fund Investments	Total Investments
Balance as of June 30, 2025	$289,806,939	$-	$-	$3,733,001	$54,383,715	$6,217,841	$2,165,570	$356,307,066
Net realized gain on investments	-	-	-	-	-	-	-	-
Net change in unrealized gain (loss) on investments	77,010	-	-	27,451	2,622,515	(2,832,115)	(45,012)	(150,151)
Purchases of investments and other adjustments to cost (1)	13,947,233	-	-	1,893	107,983	-	-	14,057,109
Proceeds from sales of investments	-	-	-	-	-	-	-	-
Proceeds from principal repayments (2)	(5,683,200)	-	-	-	-	-	-	(5,683,200)
Transfer / Restructure of Investments (3)	(6,798,501)	-	-	-	4,386,819	2,400,377	-	(11,305)
Balance as of September 30, 2025	$291,349,481	$-	$-	$3,762,345	$61,501,032	$5,786,103	$2,120,558	$364,519,519

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

The net change in unrealized gain (loss) on investments included on the Consolidated Statements of Operations for the three and nine months ended September 30, 2026, attributable to Level 3 investments still held as of September 30, 2026 was $1,310,181 and $4,023,209, respectively. The net change in unrealized gain (loss) on investments included on the Consolidated Statements of Operations for the three and nine months ended September 30, 2025, attributable to Level 3 investments still held as of September 30, 2025 was $(150,151) and $(10,654,511), respectively.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

Note 4. Fair Value Measurements of Investments (continued)

Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period in which the reclassifications occur. There were no transfers among Levels 1, 2 and 3 for the three and nine months ended September 30, 2026 and 2025.

Purchases (including accretion, amortization, PIK interest) for the three and nine months ended September 30, 2026 amounted to $37,770,035 and $84,715,213, respectively. Purchases (including accretion, amortization, PIK interest) for the three and nine months ended September 30, 2025 amounted to $14,057,109 and $43,168,038, respectively.

For the nine months ended September 30, 2026, the Company invested (net of original issue discount) $44,757,569 in five new portfolio companies and invested $37,327,842 in fourteen existing portfolio companies as reflected in the Consolidated Schedule of Investments. For the nine months ended September 30, 2025, the Company invested (net of original issue discount) $12,312,500 in one new portfolio company and invested $25,923,163 in seventeen existing portfolio companies as reflected in the Consolidated Schedule of Investments.

During the nine months ended September 30, 2026, 48Forty Intermediate Holdings, Inc. underwent a restructuring resulting in a new preferred equity investment and loan facilities.

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

The table below summarizes the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy as of September 30, 2026.

						Range
	Fair Value	Valuation Technique	Unobservable Input	Weighted Average Mean		Minimum		Maximum
Assets:
First Lien Senior Secured Loan	$311,074,779	Discounted Cash Flow	Discount Rate	14.4%		8.9%		86.9%
First Lien Senior Secured Loan	26,086,614	Guideline Public Company Method	Revenue Multiple	0.4	x	0.2	x	0.5	x
		Guideline Public Company Method	EBITDA Multiple	6.9	x	5.5	x	12.5	x
First Lien Senior Secured Loan	17,351,011	Transaction Price	N/A	N/A		N/A		N/A
First Lien Senior Secured Loan	483,205	Recovery Analysis	Recovery Rate	50.0%		50.0%		50.0%
Second Lien Senior Secured Loan	1,850,236	Discounted Cash Flow	Discount Rate	19.1%		18.1%		20.1%
Senior Unsecured Notes	3,714,429	Discounted Cash Flow	Discount Rate	15.0%		13.7%		16.2%
Preferred Equity Securities	29,403,131	Discounted Cash Flow	Discount Rate	22.6%		13.0%		37.0%
Preferred Equity Securities	36,050,692	Guideline Public Company Method	Revenue Multiple	1.8	x	0.7	x	4.4	x
		Guideline Public Company Method	EBITDA Multiple	10.1	x	4.7	x	14.8	x
Preferred Equity Securities	10,619,482	Guideline Merged & Acquired Company Method	Revenue Multiple	2.5	x	0.8	x	4.0	x
		Guideline Merged & Acquired Company Method	EBITDA Multiple	9.0	x	7.5	x	12.1	x
Preferred Equity Securities	2,890,269	Transaction Price	N/A	N/A		N/A		N/A
Warrants and Other Equity Securities	186,405	Discounted Cash Flow	Discount Rate	24.4%		23.0%		33.0%
Warrants and Other Equity Securities	6,683,637	Guideline Public Company Method	Revenue Multiple	0.9	x	0.8	x	1.0	x
		Guideline Public Company Method	EBITDA Multiple	8.8	x	5.8	x	28.0	x
Total Level 3 Assets	$446,393,890

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

An affiliated company is a company in which the Company has an ownership interest of 5% or more of its voting securities. A controlled affiliate company is a company in which the Company and its affiliated funds have an ownership interest of more than 25% of its voting securities. Please see the Company’s Consolidated Schedule of Investments for the type of investment, principal amount, interest rate including the spread, and the maturity date for investments in affiliated companies. For the nine months ended September 30, 2026 and for the year ended December 31, 2025, the Advisor’s managed funds had an ownership interest of more than 25% or the Company had an ownership interest of 5% or more in companies voting securities, respectively.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

Note 5. Transactions with Affiliated Companies (continued)

Transactions related to the Company’s investments with affiliated and controlled affiliates as of September 30, 2026, and as of year ended December 31, 2025, were as follows:

As of September 30, 2026	Equity Ownership Held by the Company	Equity Ownership Held by Star Mountain Affiliate Funds
Issuer:
Arrow Home Health LLC	2.5%	72.2%
Caregility Corporation	5.7%	28.8%
Delva Master Holdings	2.7%	74.5%
Lasalle Staffing, LLC	5.8%	21.9%
Microf, LLC	0.0%	88.9%
MPUSA, LLC (dba Mission)	4.3%	34.4%
Uncle John's Pride, LLC	5.6%	18.8%
USBid Inc.	13.5%	57.7%
Watt Acquisition, LLC	30.2%	89.6%

As of December 31, 2025	Equity Ownership Held by the Company	Equity Ownership Held by Star Mountain Affiliate Funds
Issuer:
Arrow Home Health LLC	2.6%	72.2%
Caregility Corporation	7.9%	37.4%
Delva Master Holdings	2.7%	74.5%
Lasalle Staffing, LLC	5.8%	21.9%
Microf, LLC	0.0%	77.3%
MPUSA, LLC (dba Mission)	4.3%	34.4%
Uncle John's Pride, LLC	5.6%	18.8%
USBid Inc.	13.5%	57.7%
Watt Acquisition, LLC	30.2%	89.6%

Note 6. Transactions with Related Parties

Star Mountain Lower Middle-Market (Offshore) Ltd. (the “Feeder Fund”) was formed as a Cayman Islands exempted company and commenced operations on August 17, 2021. The Feeder Fund has been formed to invest all or substantially all of its investable assets in the common stock of the Company. As of September 30, 2026 and December 31, 2025, the Feeder Fund had $46,888,800 and $46,888,800 in capital committed to the Company, respectively, and a share ownership percentage in the Company of 15.72% and 16.08%, respectively.

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

Management fees for the three and nine months ended September 30, 2026 were $1,378,078 and $3,821,232, respectively. Management fees for the three and nine months ended September 30, 2025 were $1,161,778 and $3,522,582, respectively. For the three and nine months ended September 30, 2026 and 2025, the Advisor elected to not voluntarily waive any management fees. Any management fees waived are not recoupable by the Advisor. There is no guarantee that the Advisor will waive management fees in the future, and the Advisor may discontinue or modify any such waivers in the future at its discretion. As of September 30, 2026 and December 31, 2025, $1,378,078 and $1,184,837, respectively, of management fees remained payable.

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

Income incentive fees for the three and nine months ended September 30, 2026 were $330,419 and $1,028,620, respectively. Income incentive fees for the three and nine months ended September 30, 2025 were $554,509 and $2,696,547, respectively. For the nine months ended September 30, 2026 and 2025 the Advisor elected to not voluntarily waive any incentive fees. Any incentive fees waived are not recoupable and there is no guarantee that the Advisor will waive incentive fees in the future. The Advisor may discontinue or modify any such waivers in the future at its discretion. As of September 30, 2026 and December 31, 2025, $1,028,620 and $6,223,804, respectively, of incentive fees remained payable as shown in the Consolidated Statements of Assets and Liabilities.

Administration Fees

The Company has entered into the Administration Agreement with the Advisor, under which the Company reimburses the Administrator for its allocable portion of overhead and other expenses, including the costs of furnishing the Company with office facilities and equipment and providing clerical, bookkeeping, record-keeping and other administrative services at such facilities, and the Company’s allocable portion of the cost of the chief financial officer and chief compliance officer and their respective staffs. To the extent that the Administrator outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis, without incremental profit, to the Administrator. For the three and nine months ended September 30, 2026, the Company incurred reimbursement expenses of $191,724 and $653,054, respectively, included under general and administrative fees on the Consolidated Statements of Operations. For the three and nine months ended September 30, 2025, the Company incurred reimbursement expenses of $141,416 and $477,797, respectively, which is included under general and administrative fees on the Consolidated Statements of Operations. As of September 30, 2026 and December 31, 2025, $177,158 and $146,408, respectively, of reimbursement expense was payable as shown in the Consolidated Statements of Assets and Liabilities as reimbursement expense payable.

The Administrator has entered into a sub-administration agreement with SS&C Technologies, Inc. (the “Sub-Administrator”), under which the Sub-Administrator provides various accounting and administrative services to the Company. Administrative services may include maintenance of the Company’s books and records, processing of investor transactions, and calculation of the NAV. For the three and nine months ended September 30, 2026, the Company incurred expenses for services provided by the Sub-Administrator of $244,094 and $562,424, respectively, which is included in professional fees on the Consolidated Statements of Operations. For the three and nine months ended September 30, 2025, the Company incurred expenses for services provided by the Sub-Administrator of $294,454 and $740,315, respectively, which is included in professional fees on the Consolidated Statements of Operations. As of September 30, 2026 and December 31, 2025, there were $0 and $0 payable, respectively, for expenses incurred for services provided by the Sub-Administrator.

Directors’ Fees

The Company incurs certain fees and expenses paid to the Company’s Independent Directors (including expenses and costs related to meetings of the Independent Directors); for the three and nine months ended September 30, 2026, directors’ expenses are $35,000 and $105,000, respectively, as shown on the Consolidated Statements of Operations. For the three and nine months ended September 30, 2025, directors’ expenses are $35,000 and $105,000, respectively, as shown on the Consolidated Statements of Operations. As of September 30, 2026 and December 31, 2025, $35,000 and $35,000 of directors’ expenses remained payable, respectively, which are included in professional fees payable as shown on the Consolidated Statements of Assets and Liabilities.

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

As of March 31, 2026, all issued and outstanding shares of the Company's Common Stock were reclassified as Class I shares. As of September 30, 2026, there were 5,143,099 Class I shares and 4,645,244 Class SP shares outstanding and no Class S or Class D shares outstanding.

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

For the three months ended September 30, 2026 and for the period from May 20, 2026 to September 30, 2026, the Company waived $68,263 and $136,534, respectively, of Class SP expenses as shown on the Consolidated Statements of Operations.

Note 7. Borrowings

The Secured Credit Facility

In May 2024, the Company extended its $200,000,000 senior secured revolving facility (the "Secured Credit Facility") with Webster Bank, the Administrative Agent for a syndicated lending group, to June 30, 2028. The Secured Credit Facility carries an interest rate of 3 month SOFR plus 2.3%. On August 13, 2026, the Company entered into a sixth amendment to the Secured Credit Facility, which reduced aggregate commitments to $185,000,000 and extended the scheduled maturity date to July 3, 2029. Post the sixth amendment, the spread for the facility remained the same.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

Note 7. Borrowings (continued)

As of September 30, 2026 and December 31, 2025, the Secured Credit Facility commitment amounts were as follows:

	As of September 30, 2026 Commitment	As of December 31, 2025 Commitment
Webster Bank	$87,500,000	$67,500,000
Dime Community Bank	25,000,000	25,000,000
First Foundation Bank	-	20,000,000
Mitsubishi HC Capital America, Inc.	20,000,000	20,000,000
Woodforest National Bank	20,000,000	20,000,000
Peapack-Gladstone Bank	17,000,000	17,000,000
Hanmi Bank	15,500,000	15,500,000
Apple Bank	-	15,000,000
Total Commitment	$185,000,000	$200,000,000

Borrowings can be increased to a maximum of $350,000,000 in accordance with the Secured Credit Facility accordion feature terms and conditions and are limited by various advance rates and concentration limits.

As of September 30, 2026 and December 31, 2025, the total fair value of the borrowings outstanding under the Secured Credit Facility was $159,950,000 and $122,300,000, respectively. The fair value of the borrowings outstanding under the Secured Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.

Inclusive of syndication, agency, and administrative fees paid to Webster and fees related to the Note Purchase Agreement (as defined below), the total annualized cost of capital is estimated to be 6.5%. The Company will also pay a non-utilization fee on the average daily unused amount of the aggregate commitments until the commitment termination date (as defined in the Loan and Servicing Agreement). As of September 30, 2026, the total commitments under the Secured Credit Facility were $185,000,000. Proceeds from borrowings under the Secured Credit Facility may be used to finance certain investments, fulfill payment obligations under the Secured Credit Facility, and make distributions/payments permitted by the Loan and Servicing Agreement. All amounts outstanding under the Secured Credit Facility must be repaid by July 3, 2029. The Company’s obligations to the lenders under the Secured Credit Facility are secured by a first priority security interest in substantially all of the Company’s assets. Some of the Company's assets may be excluded due to their underlying leverage ratios, financial performance, or other financial metrics.

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

Note Purchase Agreement

On January 2, 2026, the Company entered into a Note Purchase Agreement (“Note Purchase Agreement”) and borrowed $25,000,000 through the issuance of Floating Rate Senior Unsecured Notes (“Existing Notes”) to a qualified institutional investor in a private placement. The Existing Notes mature on January 15, 2029 and bear interest at a floating rate per annum equal to SOFR (based on the TSFR3M Index Screen Rate, as more fully defined in the Note Purchase Agreement) plus 3.75%. On August 6, 2026, the Company borrowed an additional $25,000,000 under the Note Purchase Agreement through the issuance of Floating Rate Senior Unsecured Notes due January 15, 2029 (the “New Notes” and, together with the Existing Notes, the “Notes”) to a qualified institutional investor in a private placement. Except for their original issuance date, purchase price, and interest accrual commencement date, the New Notes have identical terms to the Existing Notes, are fungible with them, rank equally, and are treated as a single series. Following the new borrowing, the aggregate principal amount of the Notes outstanding is $50,000,000.

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

As of September 30, 2026, the fair value of the outstanding Notes was $50,000,000. The fair value determination of the Notes are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.

The components of the Company’s interest expense and other debt financing expenses, average outstanding balances and average stated interest rates (i.e. the rate in effect plus spread) were as follows:

	For the three months ended September 30,
	2026	2025
Interest expense - Secured Credit Facility	$2,190,830	$1,852,365
Interest expense - Senior Unsecured Notes	890,004	-
Unused commitment fees	63,548	115,025
Amortization of deferred financing costs - Secured Credit Facility	223,410	156,425
Amortization of deferred financing costs - Senior Unsecured Notes	73,217	-
Administration / utilization fees	54,540	42,160
Total interest and other debt financing fees	$3,495,549	$2,165,975
Average debt outstanding	$182,494,565	$109,980,978
Average stated interest rate	6.70%	6.68%

	For the nine months ended September 30,
	2026	2025
Interest expense - Secured Credit Facility	$5,629,744	$6,230,224
Interest expense - Senior Unsecured Notes	1,806,296	-
Unused commitment fees	278,901	313,448
Amortization of deferred financing costs - Secured Credit Facility	532,144	464,175
Amortization of deferred financing costs - Senior Unsecured Notes	129,448	-
Administration / utilization fees	140,767	(1,001,552)
Total interest and other debt financing fees	$8,517,300	$6,006,295
Average debt outstanding	$153,898,341	$117,332,418
Average stated interest rate	6.46%	7.10%

Note 8. Income Taxes

The amount of taxable income to be paid out as a distribution is determined by the Board each quarter and generally is based upon the annual earnings estimated by management of the Company. Net capital gains, if any, are distributed at least annually, although the Company may decide to retain all or some of those capital gains for investment and pay corporate-level income taxes on those retained amounts. If the Company chooses to do so, this generally would increase expenses and reduce the amount available to be distributed to stockholders. In the event the Company’s taxable income (including any net capital gains) for a fiscal year falls below the amount of distributions declared and paid with respect to that year, however, a portion of the total amount of those distributions may be deemed a return of capital for tax purposes to the Company’s stockholders.

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

As of September 30, 2026, the estimated cost basis of investment for U.S. federal income tax purposes was $449,011,903 resulting in estimated net unrealized loss of $491,689 comprised of estimated gross unrealized gains of $35,187,077 and gross unrealized losses of $35,678,766. As of December 31, 2025, the estimated cost basis of investment for U.S. federal income tax purposes was $390,821,061 resulting in estimated net unrealized loss of $15,777,316 comprised of estimated gross unrealized gains of $24,160,846 and gross unrealized losses of $39,938,162. As of September 30, 2026, the estimated cost basis of investment held in the Holding Company for U.S. federal income tax purposes was $33,836,148 resulting in estimated net unrealized gains of $22,493,485, comprised of estimated gross unrealized gains of $28,444,316 and gross unrealized losses of $5,950,831. As of December 31, 2025, the estimated cost basis of investment held in the Holding Company for U.S. federal income tax purposes was $27,474,575 resulting in estimated net unrealized gains of $19,212,681 comprised of estimated gross unrealized gains of $25,050,814 and gross unrealized losses of $5,838,133.

The Company recognized the following excise taxes related to the Company’s status as a RIC:

	As of September 30, 2026	As of December 31, 2025
Excise tax expense	$-	$79,746
Total	$-	$79,746

The Company recognized the following benefits (provisions) for deferred taxes on the change in unrealized appreciation and depreciation on investments held in the Holding Company:

	As of September 30, 2026	As of December 31, 2025
Benefit (provision) for taxes on unrealized appreciation (depreciation) on investments	$(688,969)	$2,059,533
Total	$(688,969)	$2,059,533

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

As of September 30, 2026 and December 31, 2025, $4,723,632 and $4,034,663, respectively, was included in deferred tax liabilities on the Consolidated Statements of Assets and Liabilities primarily relating to deferred taxes on unrealized gains on investments held in the Company’s subsidiary and other temporary book to tax differences of the subsidiary.

Note 9. Stock Issuances and Discretionary Repurchase of Shares of Common Stock

On July 29, 2025, the SEC issued the Multi-Class Order granting the Company’s application for exemptive relief from sections 18(a)(2), 18(c), 18(i) and 61(a) under the 1940 Act. Under the terms of the Multi-Class Order, effective March 31, 2026, the Company is offering Class I, Class S, Class D and Class SP shares of Common Stock under the Multi-Class Offering. Effective March 31, 2026, all issued and outstanding shares of Common

Stock were reclassified as Class I shares. As of September 30, 2026, there were 5,143,099 Class I shares and 4,645,244 Class SP shares outstanding and no Class S or Class D shares outstanding.

As of September 30, 2026 and December 31, 2025, the total number of shares of all classes of capital stock that the Company has the authority to issue was 200,000,000 shares of Common Stock, par value $0.001 per share.

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

For the nine months ended September 30, 2026 and 2025, the Company entered into subscription agreements (collectively, the “Subscription Agreements”) with new investors, providing for the private placement of shares of Common Stock. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase common shares up to the amount of their respective capital commitments on an as-needed basis with a minimum of 8 business days’ prior notice. As of September 30, 2026 and December 31, 2025, the Company had received capital commitments totaling $290,426,310 and $292,885,780 respectively.

As of September 30, 2026, net contributions of $284,804,820 had been made by Stockholders and $5,621,490 remained available to be drawn by the Company.

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

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

Note 9. Stock Issuances and Discretionary Repurchase of Shares of Common Stock (continued)

The following table summarizes the issuance and repurchase of shares of Common Stock for the three and nine months ended September 30, 2026 and 2025. There were no issuances or repurchases of Class SP shares during the nine months ended September 30, 2025.

	Three Months Ended September 30, 2026		Three Months Ended September 30, 2025		Nine months ended September 30, 2026		Nine months ended September 30, 2025
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Class I Shares
Issuance of common shares	-	$-	155,142	$3,660,000	94,778	$2,219,000	600,483	$14,595,518
Stock issued in connection with dividend reinvestment plan	54,632	1,275,110	111,702	2,708,462	283,052	6,645,052	334,393	8,166,798
Purchases of shares in repurchase offer	(185,207)	(4,319,623)	(250,938)	(6,095,288)	(614,675)	(14,343,925)	(749,928)	(18,318,788)
Transfer out*	-	-	-	-	(4,656,219)	(108,671,913)	-	-
Conversion of shares**	-	-	-	-	(69,396)	(1,619,721)	-	-
Net increase (decrease)	(130,575)	$(3,044,513)	15,906	$273,174	(4,962,460)	$(115,771,507)	184,948	$4,443,528

Class SP Shares
Transfer in*	-	$-	-	$-	4,656,219	$108,671,913	-	$-
Conversion of shares**	-	-	-	-	69,396	1,619,721	-	-
Stock issued in connection with dividend reinvestment plan	57,268	1,336,639	-	-	57,268	1,336,639	-	-
Purchases of shares in repurchase offer	(63,048)	(1,470,540)	-	-	(137,639)	(3,210,967)	-	-
Net increase (decrease)	(5,780)	(133,901)	-	-	4,645,244	108,417,306	-	-
Total increase (decrease)	(136,355)	$(3,178,414)	15,906	$273,174	(317,216)	$(7,354,201)	184,948	$4,443,528

* On May 20, 2026, the Company converted 4,656,219 existing shareholders' Class I shares to Class SP shares with an aggregate net asset value of $108,671,913.

** On May 20, 2026 and May 29, 2026, respectively, the Company converted 56,543 and 12,853 Class I shares to Class SP shares with an aggregate net asset value, respectively, of $1,319,721 and $300,000.

The following tables summarize the repurchase of shares of Common Stock for the nine months ended September 30, 2026 and 2025.

Date	Purchase Price	Shares Repurchased	Amount
Class I
March 31, 2026*	$23.34	253,072	$5,906,689
June 30, 2026**	$23.34	176,396	$4,117,613
September 30, 2026***	$23.32	185,207	$4,319,623
Total		614,675	$14,343,925
Class SP
June 30, 2026**	$23.34	74,591	$1,740,427
September 30, 2026***	$23.32	63,048	$1,470,540
Total		137,639	$3,210,967

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

***Repurchase offer by the Company to purchase up to 248,117 shares of the Company’s common stock, par value $0.001 per share, which represented 2.5% of the Company’s outstanding shares as of June 30, 2026, at a price per share equal to the Company’s net asset value per share as of September 30, 2026, upon the terms and subject to the conditions described in the Offer to Purchase, dated August 31, 2026. 1,163,323 shares were validly tendered and not withdrawn prior to the expiration of the Offer. The Company accepted for purchase a total of 248,255 shares on a pro rata basis in accordance with the terms of the Offer.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

Note 9. Stock Issuances and Discretionary Repurchase of Shares of Common Stock (continued)

Date	Purchase Price	Shares Repurchased	Amount
Class I
March 31, 2025*	$24.55	256,234	$6,290,542
June 30, 2025**	$24.44	242,756	$5,932,958
September 30, 2025***	$24.29	250,938	$6,095,288
Total		749,928	$18,318,788

* Repurchase offer by the Company to purchase up to 256,234 shares of the Company’s common stock, par value $0.001 per share, which represented 2.5% of the Company’s outstanding shares as of December 31, 2024, at a price per share equal to the Company’s net asset value per share as of March 31, 2025, upon the terms and subject to the conditions described in the Offer to Purchase, dated March 3, 2025. 1,289,373 shares were validly tendered and not withdrawn prior to the expiration of the Offer. The Company accepted for purchase a total of 256,234 shares on a pro rata basis in accordance with the terms of the Offer.

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

***Repurchase offer by the Company to purchase up to 250,659 shares of the Company’s common stock, par value $0.001 per share, which represented 2.5% of the Company’s outstanding shares as of June 30, 2025, at a price per share equal to the Company’s net asset value per share as of September 30, 2025, upon the terms and subject to the conditions described in the Offer to Purchase, dated August 29, 2025. 940,577 shares were validly tendered and not withdrawn prior to the expiration of the Offer. The Company accepted for purchase a total of 250,938 shares on a pro rata basis in accordance with the terms of the Offer.

As of September 30, 2026, the Company received subscriptions in advance of $412,500.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

Note 10. Distributions

The Company’s distributions are recorded on the record date. For the nine months ended September 30, 2026 and 2025, the following table summarizes the distributions declared on shares of Common Stock. There were no distributions on Class SP shares during the nine months ended September 30, 2025.

For the nine months ended September 30, 2026
Date Declared	Record Date	Payment/Issuance Date	Amount Per Share	Amount Paid in Cash	Amount Settled via Newly Issued Shares	Total
Class I
December 30, 2025	December 31, 2025	January 30, 2026	$0.56	$3,072,262	$2,727,836	$5,800,098
March 30, 2026	March 30, 2026	May 20, 2026	0.55	3,006,425	2,642,106	5,648,531
June 29, 2026	June 29, 2026	August 20, 2026	0.55	1,676,334	1,321,203	2,997,537
September 29, 2026	September 29, 2026	November 20, 2026	0.55	1,620,297	1,310,272	2,930,569
Total			$2.21	$9,375,318	$8,001,417	$17,376,735

Date Declared	Record Date	Payment/Issuance Date	Amount Per Share	Amount Paid in Cash	Amount Settled via Newly Issued Shares	Total
Class SP
June 29, 2026	June 29, 2026	August 20, 2026	$0.56	$1,326,624	$1,319,721	$2,646,345
September 29, 2026	September 29, 2026	November 20, 2026	0.56	1,319,449	1,317,195	2,636,644
Total			$1.12	$2,646,073	$2,636,916	$5,282,989

For the nine months ended September 30, 2025
Date Declared	Record Date	Payment/Issuance Date	Amount Per Share	Amount Paid in Cash	Amount Settled via Newly Issued Shares	Total
Class I
December 31, 2024	December 31, 2024	January 31, 2025	$0.54	$2,651,213	$2,671,518	$5,322,731
April 1, 2025	April 23, 2025	May 20, 2025	0.57	2,951,972	2,786,818	5,738,790
July 1, 2025	July 7, 2025	August 19, 2025	0.59	3,208,301	2,708,462	5,916,763
Total			$1.70	$8,811,486	$8,166,798	$16,978,284

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

Note 11. Commitments, Contingencies, and Risks

Commitments: As of September 30, 2026 and December 31, 2025, the Company had $14,784,097 and $5,692,616 in outstanding commitments to direct investments and $1,101,695 and $1,101,695 in outstanding commitments to fund investments, respectively.

September 30, 2026	Outstanding Commitments
Direct Investments
48forty Intermediate Holdings, Inc. (Alpine Acquisition Corp)	$607,704
Ambient Enterprises Holdco LLC	588,656
AqueoUS Vets	5,329,977
BB-HH Platform, Inc. (dba Preferred Care Home Health)	225,199
IPA Intermediate Co., LLC (dba Integrated Pain Associates)	638,298
Kelso Industries	755,893
MechanAir, LLC	3,557,540
The Range NYC, LLC (dba Five Iron Golf)	1,008,403
The Stonewall Group LLC	1,862,664
Trailer Park Group Holdings LLC	209,763
Total Direct Investments	$14,784,097

Fund Investments
Madryn Select Opportunities, LP	$1,101,695
Total Fund Investments	$1,101,695
Total	$15,885,792

December 31, 2025	Outstanding Commitments
Direct Investments
Ambient Enterprises Holdco LLC	$1,922,310
IPA Intermediate Co., LLC	212,766
MechanAir, LLC	3,557,540
Total Direct Investments	$5,692,616

Fund Investments
Madryn Select Opportunities, LP	$1,101,695
Total Fund Investments	$1,101,695
Total	$6,794,311

Management believes that the Company’s available cash balances provide sufficient funds to cover its unfunded commitments as of September 30, 2026 and December 31, 2025.

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

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

Note 12. Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2026 and 2025:

	Class I		Class SP
	For the nine months ended September 30,		May 20, 2026 (Issuance date) to
	2026	2025	September 30, 2026
Per share data:
Net asset value at beginning of period	$23.48	$24.43	$23.34
Net investment income (loss) (1)	1.21	1.52	0.83
Net realized and unrealized gain (loss) (1)	0.23	(0.63)	0.29
Net increase (decrease) in net assets resulting from operations (1)	1.44	0.89	1.12
Stockholder distributions (2)	(1.65)	(1.70)	(1.12)
Other (3)	0.05	0.67	(0.02)
Net asset value at end of period	$23.32	$24.29	$23.32
Net assets at end of period	$119,958,033	$243,972,240	$108,334,636
Shares outstanding at end of period (7)	5,143,099	10,042,249	4,645,244
Total return (4)	6.49%	6.52%	4.77%
Ratio/Supplemental data:
Ratio of expenses to average net assets before incentive fees and expense waivers (5)(8)	8.88%	6.90%	9.50%
Ratio of expenses to average net assets after incentive fees and expense waivers (5)(8)	9.27%	8.00%	9.74%
Ratio of net investment income to average net assets before incentive fees and expense waivers (5)(8)	7.44%	9.63%	7.56%
Ratio of net investment income to average net assets after incentive fees and expense waivers (5)(8)	7.06%	8.52%	7.32%
Portfolio turnover (6)	3.79%	10.70%	3.79%

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
(6)
Ratio is not annualized.
(7)
Effective March 31, 2026, as part of the Company's offering of multiple classes of shares of Common Stock, all shares of the Company's Common Stock issued prior to March 31, 2026 were reclassified as Class I shares of Common Stock to conform with the current period presentation. For the period ending September 30, 2026, there were 6,941,292 and 4,681,294, respectively, Class I and Class SP weighted average shares outstanding.
(8)
These ratios have been calculated as if the transfer between Class I and Class SP was effective as of April 1, 2026.

STAR MOUNTAIN LOWER MIDDLE-MARKET CAPITAL CORP.

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

Note 13. Subsequent Events

The Company has evaluated subsequent events through November 12, 2026, the date on which the consolidated financial statements were issued.

On September 29, 2026, the Company declared a dividend of $0.55 per share and $0.56 per share, respectively, for Class I and Class SP Stockholders of record as of September 29, 2026, which will be paid in the form of cash and shares on or about November 20, 2026. On November 20, 2026, the Company will pay distributions totaling $5,567,213, consisting of $2,939,746 payable in cash and $2,627,467 payable in the form of shares. Class I Stockholders will receive distributions totaling $2,930,569, consisting of $1,620,297 payable in cash and $1,310,272 payable in the form of shares. Class SP Stockholders will receive distributions totaling $2,636,644, consisting of $1,319,449 payable in cash and $1,317,195 payable in the form of shares.

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

The Company’s investment objectives are to generate current income and capital appreciation. The Company seeks to achieve its investment objectives by investing primarily in privately negotiated loans and equity investments to SMBs generally with annual revenues greater than $15,000,000 and earnings before interest, taxes, depreciation and amortization of less than $50,000,000. Generally, these businesses are owner-operated with an average 20+ year operating history. To accomplish this, the Company makes direct investments in SMBs and makes investments in investment funds focused primarily on investing in SMBs generally not owned by large private equity firms.

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

Portfolio and Investment Activity:

For the nine months ended September 30, 2026, the Company invested (net of original issue discount) $44,757,569 in five new portfolio companies and invested $37,327,842 in fourteen existing portfolio companies as reflected in the Consolidated Schedule of Investments. For the nine months ended September 30, 2025, the Company invested (net of original issue discount) $12,312,500 in one new portfolio company and invested $25,923,163 in seventeen existing portfolio companies as reflected in the Consolidated Schedule of Investments.

The Company had $1,376,534 and $14,826,506, respectively, in principal repayments for the three and nine months ended September 30, 2026, of which an amount of $14,614,608 was received in cash as of September 30, 2026 (with the remaining balance as the change in receivable from December 31, 2025). The Company had $5,683,200 and $42,213,529, respectively, in principal repayments for the three and nine months ended September 30, 2025, of which $42,483,756 was received in cash as of September 30, 2025 (with the remaining balance as the change in receivable from December 31, 2024).

As of September 30, 2026 and December 31, 2025, the Company’s investments consisted of the following:

	September 30, 2026		December 31, 2025
Fair Value:
First Lien Senior Secured Loan	$354,995,609	79.2%	$300,852,563	80.2%
Second Lien Senior Secured Loan	1,850,236	0.4	-	-
Senior Unsecured Notes	3,714,429	0.8	3,763,831	1.0
Preferred Equity Securities	78,963,574	17.6	62,479,421	16.7
Warrants and Other Equity Securities	6,870,042	1.5	6,022,684	1.6
Fund Investments	2,126,324	0.5	1,925,246	0.5
Total	$448,520,214	100.0%	$375,043,745	100.0%

The table below describes investments by industry composition based on fair value as of September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
Fair Value:
Aerospace & Defense	$9,981,686	2.2%	$8,756,759	2.4%
Building Products	2,135,920	0.5	2,056,098	0.6
Chemicals	19,920,485	4.4	19,898,602	5.4
Commercial Services & Supplies	13,846,524	3.1	14,183,797	3.8
Construction & Engineering	99,465,689	22.3	66,511,406	17.7
Consumer Finance	3,714,429	0.8	3,763,831	1.0
Distributors	6,674,930	1.5	7,300,311	1.9
Diversified Consumer Services	10,315,148	2.3	-	-
Diversified Financials	2,126,324	0.5	1,925,246	0.5
Diversified Telecommunication Services	24,708,165	5.5	21,129,751	5.6
Electrical Equipment	-	-	877,249	0.2
Entertainment	30,671,462	6.8	31,388,774	8.4
Food Products	11,774,856	2.6	11,852,852	3.2
Healthcare Providers & Services	52,468,264	11.7	39,110,377	10.4
Hotels, Restaurants & Leisure	9,008,219	2.0	8,266,981	2.2
Household Durables	4,062,384	0.9	3,867,034	1.0
Household Products	29,355,868	6.5	13,833,981	3.7
Leisure Products	3,516,629	0.8	3,407,718	0.9
Machinery	7,576,990	1.7	3,645,509	1.0
Media	18,049,221	4.0	21,105,771	5.6
Personal Products	4,675,373	1.0	4,532,223	1.2
Professional Services	49,316,241	11.0	55,315,203	14.7
Software	636,167	0.1	640,379	0.2
Specialty Retail	7,048,433	1.6	7,052,922	1.9
Trading Companies & Distributors	18,667,549	4.2	14,804,024	3.9
Transportation Infrastructure	8,803,258	2.0	9,816,947	2.6
Total	$448,520,214	100.0%	$375,043,745	100.0%

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

The following table shows the distribution of the Company’s investments on the 1 to 5 investment performance risk rating scale as of September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments	Investments at Fair Value	Percentage of Total Investments
1	$69,481,589	15.5%	$70,383,783	18.8%
2	243,220,070	54.2	170,700,370	45.5
3	106,456,883	23.7	73,906,574	19.7
4	20,139,018	4.5	51,139,493	13.6
5	9,222,654	2.1	8,913,525	2.4
Total	$448,520,214	100.0%	$375,043,745	100.0%

Results of Operations:

The following tables represent the operating results for the three and nine months ended September 30, 2026 and 2025:

	For the three months ended September 30,
	2026	2025
Total investment income	$10,425,035	$9,287,461
Total expenses, before fee waiver	6,436,444	4,960,543
Expense waiver	(68,263)	-
Total expenses, net of fee waiver	6,368,181	4,960,543
Net investment income before tax	4,056,854	4,326,918
Net change in unrealized gain (loss) on investments	1,030,398	(150,151)
Income tax expense (benefit)	2,561	38,585
Benefit (provision) for taxes on unrealized appreciation (depreciation) on investments	280,720	429,903
Net increase (decrease) in net assets resulting from operations	$5,365,411	$4,568,085

	For the nine months ended September 30,
	2026	2025
Total investment income	$29,190,986	$30,344,707
Total expenses, before fee waiver	17,028,445	15,067,004
Expense waiver	(136,534)	-
Total expenses, net of fee waiver	16,891,911	15,067,004
Net investment income before tax	12,299,075	15,277,703
Net realized gain (loss) on investments	(7,802,110)	4,352,098
Net change in unrealized gain (loss) on investments	11,470,770	(10,654,511)
Income tax expense (benefit)	3,289	761,000
Benefit (provision) for taxes change in unrealized appreciation (depreciation) on investments	(688,969)	2,139,870
Net increase (decrease) in net assets resulting from operations	$15,275,477	$10,354,160

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

Investment Income:

The composition of the Company’s investment income was as follows for the three and nine months ended September 30, 2026 and 2025:

	For the three months ended September 30,
	2026	2025
Non-controlled/non-affiliate investment income
Interest income	$8,528,335	$7,421,040
PIK interest income	828,518	678,019
Dividend income	227,936	111,533
Other income	173,935	505,158
Controlled/affiliate investment income
Interest income	487,324	441,910
PIK interest income	144,097	123,615
Other income	34,890	6,186
Total investment income	$10,425,035	$9,287,461

	For the nine months ended September 30,
	2026	2025
Non-controlled/non-affiliate investment income
Interest income	$24,451,931	$23,940,656
PIK interest income	1,585,013	2,186,406
Dividend income	725,834	800,272
Other income	407,093	942,387
Controlled/affiliate investment income
Interest income	1,338,172	1,887,248
PIK interest income	617,197	548,692
Other income	65,746	39,046
Total investment income	$29,190,986	$30,344,707

Operating Expenses:

The composition of the Company’s operating expenses was as follows for the three and nine months ended September 30, 2026 and 2025:

	For the three months ended September 30,
	2026	2025
Interest and other financing fees	$3,495,549	$2,165,975
Management fees (Note 6)	1,378,078	1,161,778
Professional fees	596,618	578,842
Incentive fees (Note 6)	330,419	554,509
General and administrative fees	316,790	256,142
Legal expenses	283,990	197,690
Director expenses	35,000	35,000
Tax expenses	-	10,607
Expenses, before waiver	6,436,444	4,960,543
Expense waiver	(68,263)	-
Expenses before tax	6,368,181	4,960,543
Income tax expense (benefit)	2,561	38,585
Total net expenses	$6,370,742	$4,999,128

	For the nine months ended September 30,
	2026	2025
Interest and other financing fees	$8,517,300	$6,006,295
Management fees (Note 6)	3,821,232	3,522,582
Professional fees	1,580,392	1,588,705
Incentive fees (Note 6)	1,028,620	2,696,547
General and administrative fees	1,014,909	746,558
Legal expenses	960,992	390,710
Director expenses	105,000	105,000
Tax expenses	-	10,607
Expenses, before waiver	17,028,445	15,067,004
Expense waiver	(136,534)	-
Expenses before tax	16,891,911	15,067,004
Income tax expense (benefit)	3,289	761,000
Total net expenses	$16,895,200	$15,828,004

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

To qualify as a RIC under Subchapter M of the Code, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its Stockholders, for each taxable year, at least 90.0% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses. In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98.0% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one year period ending October 31 in that calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years and on which the Company paid no U.S. federal income tax. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4.0% nondeductible U.S. federal excise tax on this income. For the nine months ended September 30, 2026, the Company did not record an expense for U.S. federal excise tax. For the year ended December 31, 2025, the Company recorded a net expense on the Consolidated Statements of Operations for U.S. federal excise tax of $79,746.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. As of September 30, 2026 and December 31, 2025, $4,723,632 and $4,034,663, respectively, was included in deferred tax liabilities on the Consolidated Statements of Assets and Liabilities primarily relating to deferred taxes on the unrealized appreciation of investments held in the Holding Company.

Net Increase (Decrease) in Net Assets Resulting from Operations:

For the three and nine months ended September 30, 2026, the net increase (decrease) in net assets resulting from operations was $5,365,411 and $15,275,477, respectively. Based on the weighted average Class I shares of Common Stock outstanding for the three and nine months ended September 30, 2026, the Company’s Class I per share net increase (decrease) in net assets resulting from operations was $0.53 and $1.44, respectively. Based on the weighted average Class SP shares of Common Stock outstanding for the three months ended September 30, 2026 and for the period of May 20,2026 (Issuance date) to September 30, 2026, the Company's Class SP per share net increase (decrease) in net assets resulting from operations was $0.55 and $1.12, respectively.

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

Financial Condition, Liquidity and Capital Resources:

The Company will generate cash primarily from the net proceeds generated from private offerings, and from cash flows from fees, interest and dividends earned from investments and principal repayments, proceeds from sales of investments and borrowings under the Company’s Secured Credit Facility. The Company’s primary use of funds will be direct credit and equity investments in SMBs, payments of expenses and distributions to holders of the Company’s Common Stock and, to a lesser extent, the Company may invest in limited partnership interests of funds focused on making investments in SMBs. As of September 30, 2026 and December 31, 2025, the Company had approximately $5,084,786 and $5,470,978, respectively, in cash on deposit with financial institutions and $209,950,000 and $122,300,000, respectively, in debt outstanding.

In accordance with the 1940 Act, the Company generally is required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all borrowings and any preferred stock that may be issued in the future, of at least 150%. If this ratio declines below 150%, the Company cannot incur additional debt and could be required to sell a portion of the Company’s investments to repay some debt when it is disadvantageous to do so. On May 14, 2021, Stockholders of the Company approved the adoption of the 150% threshold pursuant to Section 61(a)(2) of the 1940 Act and such election became effective that same day. As of September 30, 2026 and December 31, 2025, the Company's asset coverage for total borrowings and other senior securities was 211% and 294%, respectively.

Capital Contributions:

For the three and nine months ended September 30, 2026 and for the year ended December 31, 2025, the Company entered into subscription agreements (collectively, the “Subscription Agreements”) with new investors, providing for the private placement of common shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase common shares up to the amount of their respective capital commitments on an as-needed basis with a minimum of 8 business days’ prior notice. As of September 30, 2026 and December 31, 2025, the Company had received capital commitments totaling $290,426,310 and $292,885,780, respectively.

The following table summarizes the issuance of shares for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30, 2026		Three months ended September 30, 2025		Nine months ended September 30, 2026		Nine months ended September 30, 2025
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Class I Shares
Issuance of common shares	-	$-	155,142	$3,660,000	94,778	$2,219,000	600,483	$14,595,518
Stock issued in connection with dividend reinvestment plan	54,632	1,275,110	111,702	2,708,462	283,052	6,645,052	334,393	8,166,798
Conversion of shares*	-	-	-	-	(69,396)	(1,619,721)	-	-
	54,632	$1,275,110	266,844	$6,368,462	308,434	$7,244,331	934,876	$22,762,316

Class SP Shares
Stock issued in connection with dividend reinvestment plan	57,268	$1,336,639	-	$-	57,268	$1,336,639	-	$-
Conversion of shares*	-	-	-	-	69,396	1,619,721	-	-
	57,268	$1,336,639	-	$-	126,664	$2,956,360	-	$-

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

The following table summarizes the settlement of distributions declared and recorded on common shares and the subsequent payment and issuance of those distributions for the nine months ended September 30, 2026 and 2025:

For the nine months ended September 30, 2026
Date Declared	Record Date	Payment/Issuance Date	Amount Per Share	Amount Paid in Cash	Amount Settled via Newly Issued Shares	Total
Class I
December 30, 2025	December 31, 2025	January 30, 2026	$0.56	$3,072,262	$2,727,836	$5,800,098
March 30, 2026	March 30, 2026	May 20, 2026	0.55	3,006,425	2,642,106	5,648,531
June 29, 2026	June 29, 2026	August 20, 2026	0.55	1,676,334	1,321,203	2,997,537
September 29, 2026	September 29, 2026	November 20, 2026	0.55	1,620,297	1,310,272	2,930,569
Total			$2.21	$9,375,318	$8,001,417	$17,376,735

Date Declared	Record Date	Payment/Issuance Date	Amount Per Share	Amount Paid in Cash	Amount Settled via Newly Issued Shares	Total
Class SP
June 29, 2026	June 29, 2026	August 20, 2026	$0.56	$1,326,624	$1,319,721	$2,646,345
September 29, 2026	September 29, 2026	November 20, 2026	0.56	1,319,449	1,317,195	2,636,644
Total			$1.12	$2,646,073	$2,636,916	$5,282,989

For the nine months ended September 30, 2025
Date Declared	Record Date	Payment/Issuance Date	Amount Per Share	Amount Paid in Cash	Amount Settled via Newly Issued Shares	Total
Class I
December 31, 2024	December 31, 2024	January 31, 2025	$0.54	$2,651,213	$2,671,518	$5,322,731
April 1, 2025	April 23, 2025	May 20, 2025	0.57	2,951,972	2,786,818	5,738,790
July 1, 2025	July 7, 2025	August 19, 2025	0.59	3,208,301	2,708,462	5,916,763
Total			$1.70	$8,811,486	$8,166,798	$16,978,284

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

For the three months ended September 30, 2026 and for the period from May 20, 2026 to September 30, 2026, the Company waived $68,263 and $136,534, respectively, of Class SP expenses as shown on the Consolidated Statements of Operations.

See “Note 6. Transactions with Related Parties” to our Consolidated Financial Statements for additional information regarding the Advisory Agreement, the Administration Agreement, Expense Waiver Agreement and the fee arrangements thereunder.

The Secured Credit Facility

In May 2024, the Company extended its $200,000,000 senior secured revolving facility (the "Secured Credit Facility") with Webster Bank, the Administrative Agent for a syndicated lending group, to June 30, 2028. The Secured Credit Facility carries an interest rate of 3 month SOFR plus 2.3%. On August 13, 2026, the Company entered into a sixth amendment to the Secured Credit Facility, which reduced aggregate commitments to $185,000,000 and extended the scheduled maturity date to July 3, 2029. Post the sixth amendment, the spread for the facility remained the same.

As of September 30, 2026 and December 31, 2025, the Secured Credit Facility commitment amounts were as follows:

	As of September 30, 2026 Commitment	As of December 31, 2025 Commitment
Webster Bank	$87,500,000	$67,500,000
Dime Community Bank	25,000,000	25,000,000
First Foundation Bank	-	20,000,000
Mitsubishi HC Capital America, Inc.	20,000,000	20,000,000
Woodforest National Bank	20,000,000	20,000,000
Peapack-Gladstone Bank	17,000,000	17,000,000
Hanmi Bank	15,500,000	15,500,000
Apple Bank	-	15,000,000
Total Commitment	$185,000,000	$200,000,000

Borrowings can be increased to a maximum of $350,000,000 in accordance with the Secured Credit Facility accordion feature terms and conditions and are limited by various advance rates and concentration limits.

As of September 30, 2026 and December 31, 2025, the total fair value of the borrowings outstanding under the Secured Credit Facility was $159,950,000 and $122,300,000, respectively.

Inclusive of syndication, agency, and administrative fees paid to Webster, the total annualized cost of capital is estimated to be 6.5%. The Company will also pay a non-utilization fee on the average daily unused amount of the aggregate commitments until the commitment termination date (as defined in the Loan Agreement). As of September 30, 2026, the total commitments under the Secured Credit Facility were $185,000,000. Proceeds from borrowings under the Secured Credit Facility may be used to finance certain investments, fulfill payment obligations under the Secured Credit Facility, and make distributions/payments permitted by the Loan Agreement. All amounts outstanding under the Secured Credit Facility must be repaid by July 3, 2029. The Company’s obligations to the lenders under the Secured Credit Facility are secured by a first priority security interest in substantially all of the Company’s assets, subject to certain exclusions.

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

Note Purchase Agreement

On January 2, 2026, the Company entered into a Note Purchase Agreement (“Note Purchase Agreement”) and borrowed $25,000,000 through the issuance of Floating Rate Senior Unsecured Notes (“Existing Notes”) to a qualified institutional investor in a private placement. The Existing Notes mature on January 15, 2029 and bear interest at a floating rate per annum equal to SOFR (based on the TSFR3M Index Screen Rate, as more fully defined in the Note Purchase Agreement) plus 3.75%. On August 6, 2026, the Company borrowed an additional $25,000,000 under the Note Purchase Agreement through the issuance of Floating Rate Senior Unsecured Notes due January 15, 2029 (the “New Notes” and, together with the Existing Notes, the “Notes”) to a qualified institutional investor in a private placement. Except for their original issuance date, purchase price, and interest accrual commencement date, the New Notes have identical terms to the Existing Notes, are fungible with them, rank equally, and are treated as a single series. Following the additional borrowing, the aggregate principal amount of the Notes outstanding is $50,000,000.

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

As of September 30, 2026, the fair value of the outstanding Floating Rate Senior Unsecured Notes was $50,000,000. The fair value determination of the Floating Rate Senior Unsecured Notes is based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.

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

	For the three months ended September 30,
	2026	2025
Interest expense - Secured Credit Facility	$2,190,830	$1,852,365
Interest expense - Senior Unsecured Notes	890,004	-
Unused commitment fees	63,548	115,025
Amortization of deferred financing costs - Secured Credit Facility	223,410	156,425
Amortization of deferred financing costs - Senior Unsecured Notes	73,217	-
Administration / utilization fees	54,540	42,160
Total interest and other debt financing fees	$3,495,549	$2,165,975
Average debt outstanding	$182,494,565	$109,980,978
Average stated interest rate	6.70%	6.68%

	For the nine months ended September 30,
	2026	2025
Interest expense - Secured Credit Facility	$5,629,744	$6,230,224
Interest expense - Senior Unsecured Notes	1,806,296	-
Unused commitment fees	278,901	313,448
Amortization of deferred financing costs - Secured Credit Facility	532,144	464,175
Amortization of deferred financing costs - Senior Unsecured Notes	129,448	-
Administration / utilization fees	140,767	(1,001,552)
Total interest and other debt financing fees	$8,517,300	$6,006,295
Average debt outstanding	$153,898,341	$117,332,418
Average stated interest rate	6.46%	7.10%

The unused fees payable and interest expense payable as of September 30, 2026 and December 31, 2025 are included in the credit facility interest payable on the Consolidated Statements of Assets and Liabilities. The utilization fees payable as of September 30, 2026 and December 31, 2025 are included in other payables on the Consolidated Statements of Assets and Liabilities.

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

Assuming that the Consolidated Statements of Assets and Liabilities as of September 30, 2026 was to remain constant and that we took no actions to alter the Company’s existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change in Interest Rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in net investment income
Down 100 basis points	$(3,480,981)	$(2,099,500)	$(1,381,481)
Down 50 basis points	(1,757,162)	(1,049,750)	(707,412)
Down 25 basis points	(885,542)	(524,875)	(360,667)
Up 25 basis points	890,609	524,875	365,734
Up 50 basis points	1,781,217	1,049,750	731,467
Up 100 basis points	3,562,434	2,099,500	1,462,934
Up 200 basis points	7,124,869	4,199,000	2,925,869
Up 300 basis points	10,687,303	6,298,500	4,388,803

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

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2026. It should be noted that any system of controls, regardless of design and execution, can provide only reasonable assurance of achieving the desired control objectives.

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

Item 1A. Risk Factors

There have been no material changes during the nine months ended September 30, 2026 to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 31, 2026, except as set forth below. If any such changes or risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the value of our securities could decline, and you may lose all or part of your investment.

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

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the fiscal quarter ended September 30, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

10.15

Sixth Amendment to Loan and Servicing Agreement, dated as of August 13, 2026, by and among the Company, as Borrower, Webster Bank, N.A. (f/k/a Sterling National Bank), as Agent, and the Lenders party thereto (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on August 19, 2026).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Star Mountain Lower Middle-Market Capital Corp.

Date: November 12, 2026	By:	/s/ Brett A. Hickey
		Name:	Brett A. Hickey
		Title:	Chief Executive Officer and President

Date: November 12, 2026	By:	/s/ Christopher J. Gimbert
		Name:	Christopher J. Gimbert
		Title:	Chief Financial Officer